Form 10-Q
period 2024-06-30
Soluna Holdings, Inc
filed 2024-08-14
CIK 64463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 9, 2024, the Registrant had 5,755,187 shares  of common stock outstanding.

SOLUNA HOLDINGS, INC. AND SUBSIDIARIES

INDEX

Glossary of Abbreviations and Acronyms

PART I. FINANCIAL INFORMATION		4

Item 1.	Financial Statements	4

Condensed Consolidated Balance Sheets As of June 30, 2024 (Unaudited) and December 31, 2023		4

Condensed Consolidated Statements of Operations (Unaudited) For the Three and Six Months Ended June 30, 2024 and 2023		5

Condensed Consolidated Statements of Changes in Equity For the Year Ended December 31, 2023 and the Three and Six Months Ended June 30, 2024 (Unaudited)		6

Condensed Consolidated Statements of Cash Flows (Unaudited) For the Six Months Ended June 30, 2024 and 2023		7

Notes to Condensed Consolidated Financial Statements (Unaudited)		8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	58

Item 4.	Controls and Procedures	58

PART II. OTHER INFORMATION		60

Item 1.	Legal Proceedings	60

Item 1A.	Risk Factors	61

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	61

Item 3.	Defaults Upon Senior Securities	61

Item 4.	Mine Safety Disclosures	61

Item 5.	Other Information	61

Item 6.	Exhibits	62

SIGNATURES		63

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Soluna Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

As of June 30, 2024 (Unaudited) and December 31, 2023

	June 30,	December 31,
(Dollars in thousands, except per share)	2024	2023
Assets
Current Assets:
Cash	$9,558	$6,368
Restricted cash	1,951	2,999
Accounts receivable, net (allowance for expected credit losses $244 and $0 as of June 30, 2024 and December 31, 2023)	3,434	2,948
Notes receivable	48	446
Prepaid expenses and other current assets	12,461	1,416
Equipment held for sale	28	107
Total Current Assets	27,480	14,284
Restricted cash, noncurrent	1,000	1,000
Other assets	2,946	2,954
Deposits and credits on equipment	3,124	1,028
Property, plant and equipment, net	41,472	44,572
Intangible assets, net	22,328	27,007
Operating lease right-of-use assets	325	431
Total Assets	$98,675	$91,276

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,452	$2,099
Accrued liabilities	6,286	4,906
Convertible notes payable	7,851	8,474
Current portion of debt	13,008	10,864
Income tax payable	65	24
Warrant liability	314	-
Customer deposits-current	2,391	1,588
Operating lease liability	159	220
Total Current Liabilities	32,526	28,175

Other liabilities	499	499
Customer deposits- long-term	-	1,248
Long-term debt	9,028	-
Operating lease liability	169	216
Deferred tax liability, net	6,520	7,779
Total Liabilities	48,742	37,917

Commitments and Contingencies (Note 10)

Stockholders’ Equity:
9.0% Series A Cumulative Perpetual Preferred Stock, par value $0.001 per share, $25.00 liquidation preference; authorized 6,040,000; 4,953,545 and 3,061,245 shares issued and outstanding as of June 30, 2024 and December 31, 2023	5	3
Series B Preferred Stock, par value $0.0001 per share, authorized 187,500; 62,500 shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, par value $0.001 per share, authorized 75,000,000; 5,272,845 shares issued and 5,232,104 shares outstanding as of June 30, 2024 and 2,546,361 shares issued and 2,505,620 shares outstanding as of December 31, 2023	5	3
Additional paid-in capital	305,250	291,276
Accumulated deficit	(267,097)	(250,970)
Common stock in treasury, at cost, 40,741 shares at June 30, 2024 and December 31, 2023	(13,798)	(13,798)
Total Soluna Holdings, Inc. Stockholders’ Equity	24,365	26,514
Non-Controlling Interest	25,568	26,845
Total Stockholders’ Equity	49,933	53,359
Total Liabilities and Stockholders’ Equity	$98,675	$91,276

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soluna Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

For the Three and Six Months Ended June 30, 2024 and 2023

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share)	2024	2023	2024	2023

Cryptocurrency mining revenue	$4,484	$915	$10,880	$3,711
Data hosting revenue	4,898	1,153	10,176	1,439
Demand response service revenue	293	-	1,168	-
Total revenue	9,675	2,068	22,224	5,150
Operating costs:
Cost of cryptocurrency mining revenue, exclusive of depreciation	1,883	1,160	3,724	3,410
Cost of data hosting revenue, exclusive of depreciation	2,176	759	4,427	1,031
Costs of revenue- depreciation	1,506	539	3,029	1,164
Total costs of revenue	5,565	2,458	11,180	5,605
Operating expenses:
General and administrative expenses, exclusive of depreciation and amortization	5,382	4,136	9,378	8,496
Depreciation and amortization associated with general and administrative expenses	2,403	2,379	4,805	4,756
Total general and administrative expenses	7,785	6,515	14,183	13,252
Impairment on fixed assets	-	169	130	377
Operating loss	(3,675)	(7,074)	(3,269)	(14,084)
Interest expense	(449)	(486)	(873)	(1,861)
Loss on debt extinguishment and revaluation, net	(5,600)	(2,054)	(8,698)	(1,581)
(Loss) gain on sale of fixed assets	(21)	48	(21)	(30)
Other expense, net	(49)	(238)	(25)	(226)
Loss before income taxes	(9,794)	(9,804)	(12,886)	(17,782)
Income tax benefit	649	547	1,197	1,093
Net loss	(9,145)	(9,257)	(11,689)	(16,689)
(Less) Net income (loss) attributable to non-controlling interest	1,728	(482)	4,438	(852)
Net loss attributable to Soluna Holdings, Inc.	$(10,873)	$(8,775)	$(16,127)	$(15,837)

Basic and Diluted loss per common share (1):
Basic & Diluted loss per share	$(2.97)	$(9.54)	$(5.68)	$(19.74)

Weighted average shares outstanding (Basic and Diluted)	4,563,696	1,126,091	3,683,558	996,228

(1)	Prior period results have been adjusted to reflect the Reverse Stock Split of the Common Stock at a ratio of 1-for-25 that became effective October 13, 2023. See Note 2, “Basis of Presentation,” for details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soluna Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
For the Year Ended December 31, 2023

And the Three and Six Months Ended June 30, 2024 (Unaudited)

(Dollars in thousands, except per share)

	Preferred Stock				Common Stock		Additional		Treasury Stock		Non-	Total
	Series A Shares	Amount	Series B Shares	Amount	Shares (1)	Amount (1)	Paid-in Capital (1)	Accumulated Deficit	Shares (1)	Amount	Controlling Interest	Stockholders’ Equity
January 1, 2023	3,061,245	$3	62,500	$—	788,578	$1	$277,429	$(221,769)	40,741	$(13,798)	4,406	$46,272

Net loss	—	—	—	—	—	—	—	(7,062)	—	—	(370)	(7,432)

Preferred dividends- Series B	—	—	—	—	—	—	(131	—	—	—	—	(131)

Stock-based compensation	—	—	—	—	—	—	865	—	—	—	—	865

Issuance of shares – securities purchase offering	—	—	—	—	87,144	—	439	—	—	—	—	439

Restricted stock units vested	—	—	—	—	5,769	—	—	—	—	—	—	—

Issuance of shares – restricted stock	—	—	—	—	1,400	—	14	—	—	—	—	14

Issuance of shares- Notes conversion	—	—	—	—	174,505	—	1,394	—	—	—	—	1,394

Contribution from Non-Controlling interest	—	—	—	—	—	—	—	—	—	—	8,758	8,758

March 31, 2023	3,061,245	$3	62,500	$—	1,057,396	$1	$280,010	$(228,831)	40,741	$(13,798)	$12,794	$50,179

Net loss	—	—	—	—	—	—	—	(8,775)	—	—	(482)	(9,257)

Preferred dividends – Series B	—	—	—	—	—	—	(252)	—	—	—	—	(252)

Stock-based compensation	—	—	—	—	—	—	2,232	—	—	—	—	2,232

Issuance of shares – securities purchase offering	—	—	—	—	63,978	—	446	—	—	—	—	446

Restricted stock units vested	—	—	—	—	25,125	—	—	—	—	—	—	—

Issuance of shares-merger shares	—	—	—	—	19,800	—	—	—	—	—	—	—

Issuance of shares- Notes conversion	—	—	—	—	64,351	—	400	—	—	—	—	400

Warrants and valuation issued in relation to debt amendment	—	—	—	—	—	—	1,330	—	—	—	—	1,330

Contribution from Non-Controlling interest	—	—	—	—	—	—	—	—	—	—	13,543	13,543

June 30, 2023	3,061,245	$3	62,500	$—	1,230,650	$1	$284,166	$(237,606)	40,741	$(13,798)	$25,855	$58,621

Net (loss) income	—	—	—	—	—	—	—	(6,662)	—	—	646	(6,016)

Preferred dividends-Series B	—	—	—	—	—	—	(38)	—	—	—	—	(38)

Stock-based compensation	—	—	—	—	—	—	595	—	—	—	—	595

Issuance of shares – securities purchase offering	—	—	—	—	113,502	—	770	—	—	—	—	770

Common Shares and Warrants for Series B dividend payment	—	—	—	—	44,000	—	656	—	—	—	—	656

Issuance of shares- notes conversion	—	—	—	—	104,577	—	650	—	—	—	—	650

Contribution from Non-Controlling interest	—	—	—	—	—	—	—	—	—	—	151	151

September 30, 2023	3,061,245	$3	62,500	$—	1,492,729	$1	$286,799	$(244,268)	40,741	$(13,798)	$26,652	$55,389

Net (loss) income	—	—	—	—	—	—	—	(6,702)	—	—	1,705	(4,997)

Stock-based compensation	—	—	—	—	—	—	602	—	—	—	—	602

Issuance of shares-merger shares	—	—	—	—	39,600	—	—	—	—	—	—	—

Issuance of shares –warrants exercise	—	—	—	—	81,726	—	—	—	—	—	—	—

True up shares for reverse split	—	—	—	—	37,762	—	—	—	—	—	—	—

Restricted stock units vested	—	—	—	—	2,299	—	—	—	—	—	—	—

Warrant revaluation	—	—	—	—	—	—	307	—	—	—	—	307

Issuance of shares- notes conversion	—	—	—	—	892,245	2	3,568	—	—	—	—	3,570

Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	—	(1,520)	(1,520)

Contribution from Non-Controlling interest	—	—	—	—	—	—	—	—	—	—	8	8

December 31, 2023	3,061,245	$3	62,500	$—	2,546,361	$3	$291,276	$(250,970)	40,741	$(13,798)	$26,845	$53,359

(1)	Prior period results have been adjusted to reflect the Reverse Stock Split of the Common Stock at a ratio of 1-for-25 that became effective October 13, 2023. See Note 2, “Basis of Presentation,” for details.

	Preferred Stock				Common Stock		Additional		Treasury Stock		Non-	Total
	Series A Shares	Amount	Series B Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Shares	Amount	Controlling Interest	Stockholders’ Equity

January 1, 2024	3,061,245	$3	62,500	$—	2,546,361	$3	$291,276	$(250,970)	40,741	$(13,798)	$26,845	$53,359

Net (loss) income	—	—	—	—	—	—	—	(5,254)	—	—	2,710	(2,544)

Reverse split adjustment	—	—	—	—	17	—	—	—	—	—	—	—

Stock-based compensation	—	—	—	—	—	—	661	—	—	—	—	661

Issuance of shares – warrant exercise	—	—	—	—	61,501	—	300	—	—	—	—	300

Restricted stock units vested	—	—	—	—	3,780	—	—	—	—	—	—	—

Issuance of shares- Notes conversion	—	—	—	—	270,572	—	1,023	—	—	—	—	1,023

Warrant revaluation	—	—	—	—	—	—	(1,715)	—	—	—	—	(1,715)

Distribution to Non-Controlling interest	—	—	—	—	—	—	—	—	—	—	(2,233)	(2,233)

March 31, 2024	3,061,245	$3	62,500	$—	2,882,231	$3	$291,545	$(256,224)	40,741	$(13,798)	$27,322	$48,851

Net (loss) income	—	—	—	—	—	—	—	(10,873)	—	—	1,728	(9,145)

Series A Preferred Stock issuance	1,892,300	2	—	—	—	—	(2)	—	—	—	—	—

Stock-based compensation	—	—	—	—	—	—	1,368	—	—	—	—	1,368

Issuance of shares – warrant exercise	—	—	—	—	529,354	—	2,004	—	—	—	—	2,004

Issuance of shares- Restricted stock awards	—	—	—	—	1,149,767	1	(1)	—	—	—	—	—

Restricted stock units vested	—	—	—	—	100	—	—	—	—	—	—	—

Issuance of shares- Notes conversion	—	—	—	—	711,393	1	2,688	—	—	—	—	2,689

Warrant revaluation	—	—	—	—	—	—	7,648	—	—	—	—	7,648

Distribution to Non-Controlling interest	—	—	—	—	—	—	—	—	—	—	(3,482)	(3,482)

June 30, 2024	4,953,545	$5	62,500	$—	5,272,845	$5	$305,250	$(267,097)	40,741	$(13,798)	$25,568	$49,933

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soluna Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2024 and 2023

	Six Months Ended June 30,
(Dollars in thousands)	2024	2023
Operating Activities
Net loss	$(11,689)	$(16,689)

Adjustments to reconcile net loss to net cash provided by (used in) by operating activities:
Depreciation expense	3,091	1,179
Amortization expense	4,743	4,741
Stock-based compensation	2,029	3,111
Deferred income taxes	(1,259)	(1,094)
Impairment on fixed assets	130	377
Provision for credit losses	244	-
Amortization of operating lease asset	122	116
Loss (gain) on debt extinguishment and revaluation, net	8,698	1,581
Amortization on deferred financing costs and discount on notes	59	739
Loss on sale of fixed assets	21	30
Changes in operating assets and liabilities:
Accounts receivable	(486)	(924)
Prepaid expenses and other current assets	(10,767)	(101)
Other long-term assets	1	(308)
Accounts payable	353	696
Deferred revenue	-	532
Operating lease liabilities	(123)	(111)
Other liabilities and customer deposits	(404)	1,294
Accrued liabilities	1,764	995
Net cash used in operating activities	(3,473)	(3,836)
Investing Activities
Purchases of property, plant, and equipment	(278)	(2,895)
Purchases of intangible assets	(64)	(44)
Proceeds from disposal on property, plant, and equipment	215	1,286
Deposits of equipment, net	(2,096)	(7,916)
Net cash used in investing activities	(2,223)	(9,569)
Financing Activities
Proceeds from common stock warrant exercises	2,304	-
Proceeds from common stock securities purchase agreement offering	-	43
Proceeds from notes and debt issuance	13,220	2,900
Payments on Navitas loan and notes payable	(1,910)	(175)
Costs of common stock securities purchase agreement offering	-	(4)
Payments on NYDIG loans and line of credit	-	(350)
Contributions from non-controlling interest	-	19,414
Distributions to non-controlling interest	(5,776)	-
Net cash provided by financing activities	7,838	21,828

Increase in cash & restricted cash	2,142	8,423
Cash & restricted cash – beginning of period	10,367	1,821
Cash & restricted cash – end of period	$12,509	$10,244

Supplemental Disclosure of Cash Flow Information
Interest paid on NYDIG loans and line of credit	115	6
Interest paid on Navitas loan	88	-
Warrant consideration in relation to convertible notes and revaluation of warrant liability	7,648	1,330
Notes converted to common stock	3,712	1,794
Noncash membership distribution accrual	456	-
Warrant consideration in relation to Soluna Cloud	314	-
Noncash disposal of NYDIG collateralized equipment	-	3,388
Promissory note and interest conversion to common shares	-	845
Noncash non-controlling interest contributions	-	2,887
Noncash activity right-of-use assets obtained in exchange for lease obligations	-	397
Series B preferred dividend in accrued expense	-	383

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

The Company formed a wholly owned subsidiary of SHI on March 24, 2024, Soluna Cloud, Inc. (“Soluna Cloud”) an operator of cloud, and co-location or data hosting services related to HPC and AI. Soluna Clou delivers a portion of its services through the website SolunaCloud.com. The Company formed a wholly owned subsidiary of SHI on April 2, 2024, Soluna Energy, Inc. (“Soluna Energy”, or “SEI”) to own and hold its renewable energy power purchase agreements and certain related land leases for data center projects through a series of services subsidiaries.

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

In fiscal year 2021, the Company began mining operations in Murray, Kentucky, (“Project Sophie”) and Calvert City, Kentucky, (“Project Marie”). Project Marie had performed hosting services and proprietary mining in which 10 megawatts were used for hosting services and 10 megawatts was used for proprietary mining through the end of February 2023, at which time the facility had been decommissioned. In the second quarter of fiscal year 2023, Project Sophie entered into hosting contracts with Bitcoin miners, which marked a shift in the Company’s business model at the Company’s modular data centers at Project Sophie from proprietary mining to hosting Bitcoin miners for the customers at the 25 MW facility. Currently, all of Project Sophie is performing data hosting, including an AI customer pilot during the first half of 2024. The Company has sold all of its existing Bitcoin miners at the Project Sophie site and redeployed capital. On September 17, 2022, the Company sold specified assets consisting mainly of mining equipment and other general equipment items to a buyer at its Wenatchee, Washington location, (“Project Edith”). Soluna has committed to providing certain facilities contracts at cost plus a markup to facilitate the continued operations for the sold mining assets, on behalf of the new ownership. Our Texas site (“Project Dorothy”) is located at a wind farm and has a potential for up to 100 MWs, of which the Company obtained approval from the ERCOT and energized 25 MW in May 2023 and energized another 25 MW in October 2023. The Company as of June 30, 2024, has a 14.6% ownership interest in Soluna DVSL ComputeCo, LLC (“DVSL”), owner of Project Dorothy 1A, and 55% ownership interest in Soluna DV ComputeCo, LLC (“DVCC”), owner of Project Dorothy 1B, which are included within the Project Dorothy site, as discussed further in Note 15.

On June 18, 2024, Soluna AL CloudCo, LLC, a Delaware limited liability company (“CloudCo”), a subsidiary of Soluna Cloud and indirect wholly owned subsidiary of the Company entered into an HPE Support and Professional Services – Data Privacy and Security Agreement, an HPE & AI Cloud Services Agreement, a related Statement of Work, and related ancillary agreements (collectively, the “HPE Agreement”) with Hewlett Packard Enterprise Company (“HPE”). Pursuant to the HPE Agreement, HPE agreed to provide datacenter and cloud services for artificial intelligence and supercomputing processes via Nvidia H100 Graphic Processing Units (“HPE GPUs”) to CloudCo in exchange for an aggregate of $34.0 million, including an initial pre-payment of $10.3 million, included within Prepaid expenses and other current assets on the consolidated condensed balance sheet to be made on or before June 24, 2024. The HPE Agreement has a term of 36 months, during which monthly payments will be made for approximately $667 thousand, and the services thereunder are expandable upon agreement of the parties.

Going Concern and Liquidity

The Company’s consolidated condensed financial statements as of June 30, 2024 have been prepared using generally accepted accounting principles in the United States of America (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As shown in the accompanying condensed financial statements, the Company was in a net loss, has negative working capital, and has significant outstanding debt as of June 30, 2024. These factors, among others indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year after issuance of these condensed financial statements as of June 30, 2024, or August 14, 2024.

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

On February 23, 2023, NYDIG proceeded to foreclose on all of the collateral securing the MEFA, which resulted in a reportable disposition of all of the Company’s mining assets at the site and certain of the operating assets of Project Marie. The total net book value of the collateralized assets that were repossessed totaled approximately $3.4 million. Additionally, NYDIG has stated its intention to pursue SCI, the parent company of Soluna MC, LLC (“Guarantor”), under a piercing of the corporate veil claim relating to the Guarantor together with Borrower, (“NYDIG Defendants”) debts and liabilities under the loan documents. SCI denies any such liability and has filed a complaint for a declaratory judgment against NYDIG in the Eighth Judicial District Court in Clark County, Nevada on March 16, 2023, seeking a declaratory judgment as to such matter. NYDIG filed a motion to dismiss in response to SCI’s declaratory judgment complaint on April 13, 2023. SCI filed a response in opposition to NYDIG’s motion to dismiss on April 27, 2023. The court heard oral arguments on May 16, 2023. On June 22, 2023, the court issued an order granting NYDIG’s motion to dismiss, on the basis that the case was not ripe for decision, without prejudice. SCI intends to continue to vigorously defend any allegations regarding liability on account of NYDIG Defendants’ debts and liabilities to NYDIG under their loan documents and intends to refile a declaratory judgment complaint against NYDIG. As of June 30, 2024, the Borrower has an outstanding principal balance of approximately $9.2 million and accrued interest and penalties of approximately $1.5 million. See Note 10 for further information in relation to the NYDIG litigation matter.

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

In addition to the Company’s cash on hand for available use of approximately $9.6 million as of June 30, 2024, the Company will need additional capital raising activities, to meet its capital expenditure needs for its current pipeline and other operational needs. The Company in fiscal year 2024 will continue to look to evaluate different strategies to obtain financing to fund operations. However, management cannot provide any assurances that the Company will be successful in accomplishing additional financing or any of its other plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The information presented in the accompanying condensed consolidated balance sheet as of December 31, 2023 has been derived from the Company’s audited consolidated financial statements. All other information has been derived from the Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2024 and June 30, 2023.

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

Restricted Cash

Restricted cash relates to cash that is legally restricted as to withdrawal and usage or is being held for a specific purpose and thus not available to the Company for immediate or general business use. As of June 30, 2024, the Company had restricted cash of approximately $3.0 million, in which $2.0 million was classified as current and $1.0 million was classified as non-current. As of December 31, 2023, the Company had restricted cash of approximately $4.0 million, in which $3.0 million was classified as current and $1.0 million was classified as non-current. The balance in restricted cash relates to funds held in escrow accounts due to sales of equipment that were executed, in which the Company can release to the convertible noteholders only if they request their share of funds. If no funds are distributed to the convertible noteholders from the escrow account by January 24, 2025, the funds may be used for general purposes for the Company. In addition, there was a restricted deposit held with a customer that was for less than 12 months. The Company has a long-term restricted cash balance in relation to a collateralized deposit.

Deposits and Credits on equipment

As of June 30, 2024 and December 31, 2023, the Company had approximately $3.1 million and $1.0 million, respectively, in deposits and credits on equipment that had not yet been received by the Company. Once the Company receives such equipment in the subsequent period, the Company will reclassify such balance into Property, Plant, and Equipment. Included in these balances is a credit on equipment of $975 thousand which is restricted to be used on future purchases by September 1, 2024 (“expiration date”). The Company notes that if an order is not executed by the expiration date, the credit would be forfeited. The Company intends to utilize the full credit balance for future orders prior to the expiration date.

Warrant Liability

Under the guidance in ASC 815, Derivatives and Hedging (ASC 815), certain Company warrants associated with the Fourth Amendment on February 28, 2024 did not meet the criteria for equity treatment, due to being subject to shareholder approval. As such, the warrants were recorded on the balance sheet at fair value. This valuation was subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation was adjusted to fair value, with the change in fair value recognized in the Company’s condensed consolidated statement of operations. On May 30, 2024, shareholder approval was obtained removing the cap containment provision, and as such, the liability accounting treatment was no longer required. Since all other criteria were met to be treated as an equity, the Company adjusted the warrant liability as of the date of shareholder approval and reclassified balance to equity. As such, the Company accounted for the change in the fair value of the warrant liability as of the date of the shareholder approval (May 30, 2024).

As discussed in Footnote 8, on June 20, 2024, Soluna AL Cloudco, LLC (the “Company”), a subsidiary of Soluna Cloud, Inc (“Cloud”), entered into a Promissory Note Agreement of $12.5 million with an accredited investor. In consideration of entering into the promissory note, Cloud provided warrants to the accredited investor. Since the warrants were determined to not be indexed to the Company’s own stock under ASC 815-40-15, and since the warrants to be delivered upon exercise are not readily convertible to cash, they do not meet the net settlement criteria within ASC 815-10-15-83. While Soluna Holdings, Inc is publicly traded, the shares provided are specific to Soluna Cloud, Inc, which is a subsidiary of Soluna Holdings, Inc. The shares of Soluna Cloud, Inc are not publicly traded and therefore the common stock underlying the warrant is not readily convertible to cash. Further evaluation of the Warrants under ASC 815-10 was required to determine if the Warrants meet the definition of a derivative. Since the warrants do not meet the definition of a derivative instrument, the warrants are classified as a liability that are required to be adjusted to fair market value.

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

The following analysis provides a comparison amongst the basic and diluted EPS as reported on the Form 10-Q for the quarters ended June 30, 2023, and September 30, 2023, and the final revised basic and diluted EPS calculation to correct all identified errors:

	For the three months ended June 30, 2023			For the six months ended June 30, 2023
	(1) As Reported	As Revised	Change	(1) As Reported	As Revised	Change
Basic and Diluted net loss per share	$(8.44)	$(9.54)	$(1.10)	$(17.14)	$(19.74)	$(2.60)

(1)	Prior period results have been adjusted to reflect the Reverse Stock Split of the Common Stock at a ratio of 1-for- 25 that became effective October 13, 2023. See Note 2, “Basis of Presentation,” for details.

	For the three months ended September 30, 2023			For the nine months ended September 30, 2023
	As Reported	As Revised	Change	As Reported	As Revised	Change
Basic and Diluted net loss per share	$(4.40)	$(5.96)	$(1.56)	$(20.11)	$(24.16)	$(4.05)

3. Accounts Receivable, net

Accounts receivables consist of the following at:

(Dollars in thousands)	June 30, 2024	December 31, 2023
Data hosting	$1,892	$2,456
Related party receivable	8	8
Demand response service receivable	1,436	268
Proprietary mining Coinbase receivable	98	216
Other	244	-
Allowance for expected credit losses	(244)	-
Total	$3,434	$2,948

The Company’s allowance for expected credit loss was $244 as of June 30, 2024 and $0 as of December 31, 2023. In the three months ended June 30, 2024, one of the Company’s borrower from a note receivable was having financial difficulty and securing financing, as such the Company fully reserved the note balance and incurred a provision on credit loss of approximately $244 thousand.

4. Property, Plant and Equipment

Property, plant and equipment consist of the following at:

(Dollars in thousands)	June 30, 2024	December 31, 2023
Land and land improvements	$1,553	$1,538
Buildings and leasehold improvements	25,361	25,369
Computers and related software	11,456	11,764
Machinery and equipment	9,104	9,054
Office furniture and fixtures	35	28
Construction in progress	817	1,111
	48,326	48,864
Less: Accumulated depreciation	(6,854)	(4,292)
	$41,472	$44,572

Depreciation expense was approximately $1.5 million and $547 thousand for the three months ended June 30, 2024 and 2023, respectively. Depreciation expense was approximately $3.1 million and $1.2 million for the six months ended June 30, 2024 and 2023, respectively

The Company had a loss on sale of equipment of approximately $21 thousand for both the three and six months ended June 30, 2024, in which related to equipment held for sale and in storage. The Company received proceeds on the sale of equipment $145 thousand for the three months ended June 30, 2024, in which the net book value was approximately $166 thousand. The Company received proceeds on the sale of equipment of approximately $215 thousand for the six months ended June 30, 2024, in which the net book value was approximately $236 thousand.

The Company has a gain on sale of equipment of approximately $48 thousand for the three months ended June 30, 2023 and a loss on sale of equipment of approximately $31 thousand for the six months ended June 30, 2023. In January 2023, the Company sold M20 and M21 miners for a loss on sale of equipment of approximately $82 thousand in which the Company received proceeds of $213 thousand for our M20 and M21 miners which were previously reported as held for sale as of December 31, 2022, in which had a net book value of $295 thousand. There were additional proceeds of $36 thousand in March 2023, in which resulted in a gain of approximately $3 thousand of scrap and other equipment. This was offset with a gain on sale of approximately $48 thousand in relation to the sale of M30 miners in May and June of 2023, which the Company sold the miners for a higher value than the current net book value. The Company received proceeds of approximately $561 thousand in which the miners had a net book value of approximately $513 thousand. In addition, the Company sold Switchgear and M31 miners for cash proceeds of approximately $476 thousand in which no gain or loss was recognized as the switchgear and miners were sold at net book value.

There were no impairment charges for the three months ended June 30, 2024. During the six months ended June 30, 2024, the Company had impairment charges of approximately $130 thousand. This charge related to the sale of S19 miners that occurred in April 2024, whereas the Company wrote down the net book value of the miners to the subsequent sales price. The Company had impairment charges of approximately $169 thousand for the three months ended June 30, 2023 due to revaluing the S19 miners to the current market conditions. During the six months ended June 30, 2023, the Company had impairment charges of approximately $377 thousand in which related to impairment of approximately $165 thousand for power supply units (PSUs) at the Sophie location and $43 thousand for M31 miners in which were subsequently sold in April 2023, in which the Company wrote down the net book value to subsequent sale price.

Equipment held for sale

In April 2023, Project Sophie entered into a 25 MW hosting contract with a sustainability-focused Bitcoin miner, which shifted the Company’s business model at Project Sophie from proprietary mining to hosting Bitcoin miners for the customer. The Company sold all but approximately $107 thousand of the Project Sophie miners during 2023 and, for the six months ended, June 30, 2024, the Company has sold all remaining Sophie assets held for sale for approximately $82 thousand. In March 2024, Project Dorothy 1B began to look to sell certain miners due to interest from third parties and sold $133 thousand of miners that were included as equipment held for sale as of March 31, 2024, therefore there is no remaining balance related to Dorothy 1B as of June 30, 2024. A balance of approximately $28 thousand in remaining outstanding as of June 30, 2024 related to Marie assets.

5. Asset Acquisition

As discussed above, on October 29, 2021, we completed the Soluna Callisto acquisition pursuant to an Agreement and Plan of Merger dated as of August 11, 2021, by and among the Company, SCI and Soluna Callisto (the “Merger Agreement”). The purpose of the transaction was for SCI to acquire substantially all of the assets (other than those assets physically located in Morocco) formerly held by HEL, which assets consisted of Soluna Callisto’s existing pipeline of certain cryptocurrency mining projects that HEL previously transferred to Soluna Callisto and to provide SCI with the opportunity to directly employ or retain the services of four individuals whose services it had retained through HEL prior to the merger. As a result of the merger, each share of common stock of Soluna Callisto issued and outstanding immediately prior to the effective time of the merger, other than shares owned by the Company or any of our subsidiaries, was canceled and converted into the right to receive a proportionate share of up to 118,800 shares (the “Merger Shares”) of the Company’s common stock payable upon the achievement of certain milestones within five years after the effective date in the merger, as set forth in the merger agreement and the schedules thereto (the “Merger Consideration”). See Note 11 for further information regarding our relationship with HEL.

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

Merger Consideration

The fair value of the Merger Consideration includes various assumptions, including those related to the allocation of the estimated value of the maximum number of Merger Shares (118,800) issuable as Merger Consideration, which issuance is contingent on the achievement of certain milestones of generating active Megawatts from Qualified Projects in which the Cost Requirement is satisfied within five years after the effective date of the merger, as set forth in the Merger Agreement and the schedules thereto, as set forth below. The Merger Consideration and the timing of the payment thereof is subject to the following qualifications and limitations:

1a)	Upon the Company achieving each one active MegaWatts (“Active MWs”) from the projects in which the cost requirement is satisfied, this will cause SHI to issue to HEL 792 shares for each one MW up to a maximum 150 Active MW.

i.	If, on or before June 30, 2022, SCI or Soluna Callisto directly or indirectly achieves at least 50 active MWs from one or more of three current projects as set forth in the Merger Agreement that satisfy the Cost Requirement as defined within the Merger Agreement, then the Merger Shares will be issued at an accelerated rate of 1,188 Merger Shares for each of such first 50 Active MW, such that the Merger Shares in respect of the remaining 100 Active MWs (if any) will be issued at a reduced rate of 594 Merger Shares per Active MW (see below for extension and issuance of a proportion of shares);

ii.	If, by June 30, 2023, SCI or Soluna Calisto fail to achieve directly or indirectly (other than pursuant to a Portfolio Acquisition) at least 50 Active MW from Projects that satisfy the Cost Requirement, then the maximum aggregate number of Merger Shares shall be reduced from 118,800 to 59,400 (see below for extension and issuance of a proportion of shares);

iii.	No Merger Shares will be issued to HEL without the Company’s prior written consent;

iv.	Issuance of the Merger Shares will also be subject to the continued employment with or engagement by SCI or the surviving corporation of (A) John Belizaire and (B) at least two of Dipul Patel, Mohammed Larbi Loudiyi, (through ML&K Contractor), and Phillip Ng at the time that such Merger Shares are earned. If both (A) and (B) cease to be satisfied on or prior to the date that all Merger Shares are earned (such date, a “Trigger Date”), then “Qualified Projects” for purposes of determining Merger Shares shall only apply to those Qualified Projects that are in the pipeline as of the Trigger Date. For these purposes, if any such individual’s employment or service relationship with SCI is terminated without cause, as a result of his death or disability, or with good reason (as such terms are defined in the employment and consulting agreements), such individual shall be deemed to continue to be employed or engaged by SCI for these purposes;

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

On April 11, 2023, the Board reviewed and approved the progress of SCI’s management team in qualifying facilities as Qualified Facilities and discussed an extension of the date in Section 2.7(a)(ii)(A) of the Merger Agreement to December 31, 2023 (previously was June 30, 2022), and an extension of the date in Section 2.7(a)(ii)(B) of the Merger Agreement to June 30, 2024 (previously was June 30, 2023). As of June 30, 2024, the Company has met the active 50 MW criteria.

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

6. Intangible Assets

Intangible assets consist of the following as of June 30, 2024:

(Dollars in thousands)	Intangible Assets	Accumulated Amortization	Total

Strategic pipeline contract	$46,885	$25,005	$21,880
Assembled workforce	500	267	233
Patents	229	14	215
Total	$47,614	$25,286	$22,328

Intangible assets consist of the following as of December 31, 2023:

(Dollars in thousands)	Intangible Assets	Accumulated Amortization	Total

Strategic pipeline contract	$46,885	$20,317	$26,568
Assembled workforce	500	216	284
Patents	165	10	155
Total	$47,550	$20,543	$27,007

Amortization expense for the three and six months ended June 30, 2024 and 2023 was approximately $2.4 million and $4.7 million.

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

The Company expects to record amortization expense of intangible assets over the next five years and thereafter as follows:

(Dollars in thousands)
Year	2024
2024 (remainder of the year)	$4,744
2025	9,488
2026	7,908
2027	11
2028	11
Thereafter	166
Total	$22,328

7. Income Taxes

During the three and six months ended June 30, 2024, the Company’s effective income tax rate was 7.1% and 7.6%, and for the three and six months ended June 30, 2023, the Company’s effective tax rate was 4.5% and 6.1%. The projected annual effective tax rate is less than the Federal statutory rate of 21%, primarily due to the change in the valuation allowance, as well as changes to estimated taxable income for 2024 and permanent differences. There was $714 thousand and $544 thousand deferred income tax benefit for the three months ended June 30, 2024 and 2023, offset with a $65 thousand and $0 current tax expense for the three months ended June 30, 2024 and 2023. There was $1.3 million and $1.1 million deferred income tax benefit for the six months ended June 30, 2024 and 2023, offset with a $65 thousand and $0 current tax expense for six months ended June 30, 2024 and 2023.

In connection with the strategic contract pipeline acquired in the acquisition as further discussed in Note 5, ASC 740-10-25-51 requires the recognition of a deferred tax impact of acquiring an asset in a transaction that is not a business combination when the amount paid exceeds the tax basis on the acquisition date. As such, the Company is required to adjust the value of the strategic contract pipeline by approximately $10.9 million at inception date, in which was recorded as a deferred tax liability and this amount will be amortized over the life of the asset. For the three and six months ended June 30, 2024 and 2023, the Company amortized $547 thousand and $1.1 million.

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

The Company believes that the accounting estimate for the valuation of deferred tax assets is a critical accounting estimate because judgment is required in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns. The Company based the estimate of deferred tax assets and liabilities on current tax laws and rates and, in certain cases, business plans and other expectations about future outcomes. In the event that actual results differ from these estimates, or the Company adjusts these estimates in future periods, the Company may need to adjust the recorded valuation allowance, which could materially impact our financial position and results of operations. The Company has a full valuation allowance for the deferred tax asset of $37.2 million and $36.8 million on June 30, 2024 and December 31, 2023, respectively. We will continue to evaluate the ability to realize our deferred tax assets and related valuation allowance on a quarterly basis.

8. Debt

Convertible Notes Payable

Debt consists of the following

(Dollars in thousands):	Maturity Date	Interest Rate	June 30, 2024	December 31, 2023
Convertible Note	January 24, 2025	*18%	$7,851	$8,474

*	Default interest was waived on March 10, 2023, and no further default interest applied on the Convertible Note for the remainder of the year.

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

Following the debt extinguishment on July 19, 2022 as noted further above, the Convertible Notes will be accounted for under the fair value method on a recurring basis upon issuance (e.g., upon execution of the Addendum) per guidance within ASC 480, and at each subsequent reporting period, with changes in fair value reported in earnings. Although the Notes are not being accounted for under 825-10, the substance of the debt is considered to be the same and is therefore considered outside the scope of ASC 470-60. As such, the Company performed a fair value analysis of the Convertible Notes. For the year-ended December 31, 2023 and quarter-ended June 30, 2024, the Company ran Monte Carlo simulations for the expected conversion dates of the Convertible Notes using risk free rates, annual volatility, daily trading volumes, likely conversion profiles, and other assumptions based on principal and accrued interest as of the period ends. The Company determined the fair value of the Convertible Notes uses certain Level 3 inputs.

Changes in Level 3 Financial Liabilities Carried at Fair Value

(in thousands)
Balance, January 1, 2023	$12,254
Conversions of debt (January 2023- March 31, 2023)	(1,395)
Total revaluation gains (January 2023- March 31, 2023)	(473)
Balance, March 31, 2023	10,386
Conversions of debt (April 1, 2023- June 30, 2023)	(400)
Total revaluation losses (April 1, 2023- June 30, 2023)	724
Balance June 30, 2023	10,710
Conversions of debt (July 1, 2023- December 31, 2023)	(4,219)
Total revaluation losses (July 1, 2023- December 31, 2023)	1,983
Balance December 31, 2023	8,474

Conversions of debt (January 1, 2024- March 31, 2024)	(1,023)

Total revaluation gains (January 1, 2024- March 31, 2024)	(1,235)

Balance March 31, 2024	6,216
Conversions of debt (April 1, 2024- June 30, 2024)	(2,689)
Extension fee	325
Total revaluation losses (April 1, 2024- June 30, 2024)	3,999
Balance June 30, 2024	$7,851

For the three and six months ended June 30, 2024, the Company had approximately $2.7 million and $3.7 million of note conversions with the Noteholders, approximately $4.0 million and $2.8 million in revaluation losses in relation to fair value assessments of the convertible debt, and a 4% note extension in June increasing the note balance by approximately $325 thousand. As of June 30, 2024, the Company had a fair value outstanding balance of approximately $7.9 million and a principal outstanding value of approximately $5.3 million. For the three and six months ended June 30, 2023, the Company had approximately $400 thousand and $1.8 million of note conversions with the Noteholders and approximately $724 thousand and $251 thousand revaluation losses due to fair value assessments of the convertible debt.

The following table represents the significant and subjective fair value assumptions used for Convertible Notes during the six months ended June 30, 2024:

Six months ended June 30, 2024
Stock price	$2.88 – 6.09
Conversion price	$3.78
Volatility	90.0 – 115%
Risk-free interest rate	5.31- 5.46%

The events of default stated in the Notice of Acceleration and Repossession defined below with NYDIG Financing constituted a cross-default under the terms of secured convertible notes issued to the Noteholders. In addition to such cross-default, the failure of the Company pursuant to the Addendum dated as of July 19, 2022, to escrow an aggregate amount of $950,000 for the benefit of the Noteholders by December 21, 2022, constituted an event of default under the Notes. Due to the default, the Company accrued interest at a rate of 18% which amounted to $617 thousand as of March 10, 2023. On March 10, 2023, the Company entered into a Second Addendum Amendment with the Noteholders, in which the Company paid the accumulated default accrued interest of $617 thousand using the restricted escrow accounts and contemporaneously with the payment, the Noteholders waived all existing events of default arising under the convertible notes.

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

In June 2024, pursuant to the Fourth Amendment Agreement, the Company exercised its right to extend the maturity date of the Senior Notes for an additional six months, or until January 24, 2025, in order to enable the Company to continue to pursue its significant project development opportunities for Soluna Cloud, Dorothy 2 and other projects. The extension of the notes caused an increase in the convertible note balance of approximately $325 thousand and the extension fee was recorded within “Other Expense, net” for the three and six months ended June 30, 2024.

The effect of the additional penny warrants, $3.78 warrants, and the $6.00 repriced warrants including additional warrants if exercised with the Noteholders, created a loss on debt extinguishment of approximately $5.8 million due to the fair value associated as of February 28, 2024. Such amounts were recorded as a loss on debt extinguishment and affected the Company’s warrant liability and additional paid in capital balance account. Due to the requirement of the shareholder approval associated with the Fourth Amendment, the warrants associated will be treated as a liability and be revalued each quarter. In addition, a warrant revaluation was done at March 31, 2024, which created a gain on revaluation associated with the warrant liability of approximately $1.5 million. As of March 31, 2024, the Company had a warrant liability of approximately $6.0 million. On May 30, 2024, shareholder approval was obtained removing the cap containment provision for the warrants, and as such, the liability accounting treatment was no longer required. Since all other criteria were met to be treated as equity, the Company adjusted the warrant liability as of the date of shareholder approval and reclassified balance to equity. As such, the Company accounted for the change in the fair value of the warrant liability as of the date of the shareholder approval (May 30, 2024), in connection with its loss on revaluation of the warrant of approximately $1.6 million.

Pursuant to additional agreements with holders of another 51,618 outstanding warrants, similar adjustments with those warrants, resulted in a total adjustment to 530,569 warrants. As the 51,618 warrants were not with the Noteholders, the treatment of $6.00 repriced warrants was recorded as a deemed dividend and adjusted the Company’s earnings per share calculation noted in Footnote 9 for the six months ended June 30, 2024. The fair value associated with the 51,618 warrants with non-Noteholders totaled approximately $386 thousand. On May 17, 2024, the Company permitted the holders of the Company’s Amended Class C Warrants, previously exercisable at $6 per share, to exercise such warrants at a reduced exercise price of $4 per share, provided that each such holder exercised at least 61.83% of their Amended Class C Warrants by the close of business on May 17, 2024. The Company also agreed to reduce the exercise price on all remaining Amended Class C Warrants. The adjustment in the exercise price, resulted in an additional deemed dividend which amounted to approximately $66 thousand for the three months ended June 30, 2024.

On March 5, 2024, one of the Noteholders exercised 50 thousand warrants at the $6.00 repriced warrant value. As such, the Company issued 68 thousand $0.01 warrants, 80 thousand $4.20 warrants, and 80 thousand $5.70 warrants. As discussed above, the Amended Class C warrants were amended to an exercise price $4.00 per share. For the three months ended June 30, 2024, the Noteholders exercised an additional 428,951 shares, resulting in additional 583,373 shares of $0.01 warrants, 686,322 shares of $4.20 warrants, and 686,322 shares of $5.70 warrants.

The following table represents the significant fair value assumptions used for warrants issued or repriced during the six months ended June 30, 2024:

Six months ended June 30, 2024
Stock price	$2.88- 4.07
Exercise price	$0.01- 20.00
Expected term in years	2.68 – 8.77
Expected dividend yield	0.00%
Volatility	110.0 – 137.50%
Risk-free interest rate	4.28- 4.44%

NYDIG Financing

(Dollars in thousands)	Maturity Dates	Interest Rate	January 1, 2024 - June 30, 2024	January 1, 2023 - December 31, 2023
NYDIG Loans #1-11	April 25, 2023 thru January 25, 2027*	12% thru 15%	$9,183	$10,546

Less: repossession of collateralized assets			—	(1,363)
Total outstanding debt			$9,183	$9,183

*	Due to event of default- the entire NYDIG Financing became current, see note below.

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

The NYDIG Notice states that (a) Borrower failed to observe or perform certain covenants, conditions or agreements contained in the Master Agreement and such failure continued unremedied for a period of ten days after Borrower’s knowledge of such breach, which resulted in an event of default under the Master Agreement, and (b) Borrower defaulted under the guaranty, collateral agreement, or other support agreement, which resulted in an event of default under the Master Agreement. In addition, the NYDIG Notice states that Borrower failed to pay certain payments of principal and interest under the Master Agreement when due, which failure also constituted an event of default under the Master Agreement. As a result of the foregoing events of default, and pursuant to the Master Agreement, NYDIG (x) declared the principal amount of all loans due and owing under the Master Agreement and all accompanying Loan Documents (as defined in the Master Agreement) to be due and immediately payable, (y) imposed a default rate of interest on any outstanding principal amount of each loan (together with all then unpaid interest accruing thereon) and all other obligations under the Master Agreement and the Loan Documents, and (z) demanded the return of all equipment subject to the Master Agreement and the Loan Documents. As such, the principal balance of $10.5 million became due immediately and the Borrower was to bear interest, at a rate per annum equal to 2.0% plus the rate per annum otherwise applicable to such obligations set forth in the Master Agreement. Also, as the Company was not able to obtain a waiver, the outstanding deferred financing costs were written off. As of December 31, 2022, the Borrower had incurred accrued interest and penalty of approximately $274 thousand. On February 23, 2023, NYDIG proceeded to foreclose on all of the collateral securing the MEFA, and repossessed the collateralized assets that totaled approximately $3.4 million, in which approximately $560 thousand was first used to pay off accrued interest and penalty to date. On September 5, 2023, NYDIG provided a letter finalizing the accounting for the repossessed collateralized assets totaling proceeds of approximately $3.4 million. This included legal and other expenses associated with the sale of the assets net a modest gain on the estimated net book value of the assets totaling $251 thousand that was expensed as a loss on disposition of assets for the year ended December 31, 2023. On December 7, 2023, NYDIG filed its Motion for Summary Judgment seeking entry of a judgment against Soluna in the approximate amount of $10.3 million for principal and interest and penalties. On January 12, 2024, Soluna filed its objection to NYDIG’s motion for summary judgment on the grounds that NYDIG failed to explain what collateral of which loan was sold and how the sale proceeds were allocated to each loan. A summary judgment motion was performed on February 13, 2024, and was agreed upon by both NYDIG and the Borrower, that the total outstanding loan principal balance would be approximately $9.2 million, in which a penalty fee was applied of approximately $1.0 million to the repossessed collateralized assets, and outstanding interest and penalty balance would be approximately $936 thousand as of December 31, 2023. The Company applied the per diem interest rate agreed upon with the summary judgement for the three and six months ended June 30, 2024 and recorded interest expense of approximately $361 thousand and $723 thousand and has an outstanding interest and penalty accrual of approximately $1.5 million recorded within “Accrued Liabilities” as of June 30, 2024. See Note 10 for further information in relation to the NYDIG litigation matter.

Loan and Security Agreement

Navitas Term Loan

(Dollars in thousands)	Maturity Date	Interest Rate	January 1, 2024- June 30, 2024	May 9, 2023- December 31, 2023
Term Loan and capitalized interest (excludes debt issuance cost)	May 9, 2025	15%	$1,707	$2,254
Less: principal and capitalized interest payments			(1,234)	(547)
Less: debt issuance costs			(13)	(25)
Total outstanding debt			$460	$1,682

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

Any and all monthly debt service amounts so paid to Lender shall be applied first to accrued and unpaid interest that has not yet been added to the principal balance of the Term Loan, if any, and then to repayment of the then outstanding principal balance of the Term Loan. On the Term Loan Maturity Date (May 9, 2025), all remaining principal and accrued and unpaid interest that has not yet been added to the principal balance of the Term Loan, if any, shall become immediately due and owing in full and shall be paid by wire transfer in immediately available funds. As of June 30, 2024 and December 31, 2023, approximately $460 thousand and $1.7 million is included in the current portion of debt as the Company’s expectation is that principal and capitalized interest payments will be made to pay off the Term Loan within one year after quarter or year-end. The Company has paid approximately $1.2 million in principal for the six months ended June 30, 2024 and $547 thousand in principal and capitalized interest payments for the year ended December 31, 2023. Interest expense related to the Navitas Term Loan for the three and six months ended June 30, 2024 was approximately $37 and $100 thousand.

Equipment Loan Agreement

On May 16, 2024, SDI SL Borrowing – 1, LLC, an affiliate of Soluna Holdings, Inc. (the “Borrower”) entered into a loan agreement (the “Equipment Loan Agreement” or the “Loan”) with Soluna2 SLC Fund II Project Holdco LLC (the “Lender”, and collectively, the “Parties”). The Equipment Loan Agreement provides for the Company to borrow, from time to time, up to $1.0 million to be used to purchase necessary equipment for the progression of Project Dorothy 2. Any loans made under the Equipment Loan Agreement have a maturity date of May 16, 2027, and will bear interest at a rate of 15% per annum. The Equipment Loan Agreement includes customary covenants for loans of this nature, as well as a multiple on invested capital (“MOIC”) provision, which requires the Company to pay, in addition to principal and interest, an amount equal to the difference of (i) the greater of (a) the principal amount of the Loan being repaid plus all interest previously paid or simultaneously being paid to Lender in respect of such principal of the Loan, and (b) the principal amount of the Loan being repaid multiplied by three, minus (ii) the sum of the principal amount of the Loan being repaid plus all interest previously paid or simultaneously being paid to Lender in respect of such principal of the Loan.

On May 16, 2024, the Parties entered into the Security Agreement in connection with the Loan Agreement as described above. The Security Agreement grants a collateral security interest in the equipment purchased under the Equipment Loan Agreement to secure the obligations of the Borrower under said Agreement in the event full performance and payment of the Equipment Loan Agreement becomes due.

On May 17, 2024, the Borrower drew down $720 thousand of the equipment loan with the Lender. As of June 30, 2024, the Borrower has an outstanding principal and compounded interest of approximately $734 thousand. In addition, the Borrower had deferred financing costs associated with the line of credit of approximately $118 thousand. Per ASC 835-30-S45-1, debt issuance costs related to line of credits should be recorded as an asset and amortized over the life of the line of credit agreement. As such, the Company recorded $39 thousand within Prepaid expenses and other current assets and $79 thousand within Other assets on the condensed balance sheet as of June 30, 2024.

As noted in Footnote 17, on the July 22, 2024, the Borrower satisfied and repaid the Borrowing Amount in full by issuing the Investor Class B Membership Interests in the Dorothy 2 project at three times the value of the Borrowing Amount (i.e., $2.16 million).

June 2024 Secured Note Financing

(Dollars in thousands)	Maturity Date	Interest Rate	June 20, 2024- June 30, 2024
Term Loan and capitalized interest (excludes debt issuance cost)	June 20, 2027	9%	$12,531
Less: principal and capitalized interest payments			-
Less: debt discount			(314)
Less: debt issuance costs			(557)
Total outstanding note			11,660
(Less) Current note outstanding			2,632
Long-term note outstanding			$9,028

On June 20, 2024, Soluna AL CloudCo, LLC (“CloudCo”), an indirect wholly-owned subsidiary of Soluna Holdings, Inc. (the “Company”), issued a $12.5 million secured promissory note to an accredited investor under a Note Purchase Agreement (the “June SPA”). The note accrues 9% interest annually, adjustable upon default, and matures on June 20, 2027. CloudCo’s obligations are secured by its assets under a security agreement.

As additional credit support, Soluna Cloud, Inc., CloudCo’s parent company, provided a guaranty secured by its assets and a pledge of CloudCo’s membership interests. The Company, as Soluna Cloud’s sole stockholder, also provided a guaranty secured by its assets and a pledge of its shares in Soluna Cloud.

These arrangements are documented in the “CloudCo Agreements,” “Cloud Agreements,” and “Holdings Agreements.”

As an inducement for the Investor to purchase the Note, Soluna Cloud will issue a warrant (the “ Cloud Warrant”) exercisable within three years from June 20, 2024. This Warrant allows the Investor to purchase a number of shares of Soluna Cloud common stock equal to 12.5% of the issued and outstanding common stock as of the Cloud Warrant date divided by 0.875, plus 12.5% of each Qualified Issuance divided by 0.875. In addition, granting of appreciation rights, phantom rights, or other rights with equity features would result in adjustments to the aggregate number of warrants issued.

A “Qualified Issuance” includes any issuance of common stock by Soluna Cloud from the day after the Cloud Warrant date until the earlier of raising an additional $112.5 million or December 31, 2024, as well as shares issuable upon exercise or conversion of convertible securities issued during this period, excluding certain equity compensation plan issuances.

On June 20, 2024, the Company recorded the Cloud Warrant as a liability valued at approximately $314 thousand and a related debt discount, which will be amortized over the loan’s term.

In connection with the June 2024 transactions, the purchasers (collectively, the “Purchasers”) of the secured convertible notes (“Senior Notes”) issued under the Securities Purchase Agreement dated October 25, 2021 (as amended, the “2021 Purchase Agreement”), along with Collateral Services LLC as collateral agent, consented to the June 2024 transactions. They also agreed to enter into an intercreditor agreement with the Investor regarding these transactions.

For the three and six months ended June 30, 2024, the Company incurred approximately $31 thousand in interest expense related to the June SPA.

October 2021 Secured Notes—Extension of Maturity Date

Pursuant to Section 6.a. of the Fourth Amendment Agreement to the 2021 Purchase Agreement, dated as of February 28, 2024, the Company exercised its right to extend the maturity date of the Senior Notes for an additional six months, or until January 24, 2025, in order to enable the Company to continue to pursue its significant project development opportunities for Soluna Cloud, Dorothy 2 and other projects.

Line of Credit

On September 15, 2021, the Company entered into a $1.0 million unsecured line of credit with KeyBank National Association (“KeyBank”), that allows the Company to request loans and to use the proceeds of such loans for working capital and other general corporate purposes (the “KeyBank facility”). The line of credit bears interest at a rate of Prime + 0.75% per annum. Accrued interest is due monthly and principal is due in full following KeyBank’s demand. As of January 1, 2023, the Company had drawn on the line of credit and approximately $350 thousand of the amount drawn under the line of credit remained outstanding. As of December 31, 2023, the remaining $350 thousand had been paid down. The Company does not have any remaining balance outstanding as of December 31, 2023 and June 30, 2024. The Company does not plan to draw down on the line of credit in the foreseeable future. In addition, future drawdowns require pre-approval by KeyBank.

9. Stockholders’ Equity

Preferred Stock

The Company has two series of preferred stock outstanding: the Series A Preferred Stock, with a $25.00 liquidation preference; and the Series B Convertible Preferred Stock, par value $0.0001 per share, with a stated value equal to $100.00 (the “Series B Preferred Stock”). As of June 30, 2024 and December 31, 2023, there were 4,953,545 and 3,061,245 shares of Series A Preferred Stock issued and outstanding, respectively, and as of June 30, 2024 and December 31, 2023 there was 62,500 shares of Series B Preferred Stock issued and outstanding, respectively.

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

Common Stock

The Company has one class of common stock, par value $0.001 per share. Each share of the Company’s common stock is entitled to one vote on all matters submitted to stockholders. As of June 30, 2024 and December 31, 2023, there were 5,232,104 and 2,505,620 shares of common stock issued and outstanding, respectively.

Dividends

Pursuant to the Certificate of Designations, Preferences and Rights of 9.0% Series A Cumulative Perpetual Preferred Stock of the Company, dividends, when, as and if declared by the Board (or a duly authorized committee of the Board), will be payable monthly in arrears on the final day of each month, beginning August 31, 2021. The Board of Directors had not declared any Series A Preferred Stock dividends beginning October 2022 through December 31, 2023, as such the Company has accumulated approximately $8.6 million of dividends in arrears on the Series A Preferred Stock through December 31, 2023, and an additional $2.6 million and $4.3 million of dividends in arrears for the three and six months ended June 30, 2024 million, for a total of approximately $12.9 million.

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

Reservation of Shares

The Company had reserved common shares for future issuance as follows as of June 30, 2024:

Stock options outstanding	3,325
Restricted stock units outstanding	5,692
Warrants outstanding	3,820,152
Common stock available for future equity awards or issuance of options	15,951
Number of common shares reserved	3,845,120

The Company also notes that as of June 30, 2024, there are 14,888 Series A preferred stock available for future equity awards under the 2021 Plan.

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

The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted per share computations for operations for the three and six months ended June 30:

(Dollars in thousands, except shares)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Numerator:
Net loss	$(9,145)	$(9,257)	$(11,689)	$(16,689)
(Less) Net income (loss) attributable to non-controlling interest	(1,728)	482	(4,438)	852
Net loss attributable to Soluna Holdings, Inc.	(10,873)	(8,775)	(16,127)	(15,837)
Less: Preferred dividends or deemed dividends	(66)	(252)	(452)	(383)
Less: Cumulative Preferred Dividends in arrears	(2,609)	(1,722)	(4,331)	(3,444)
Balance	$(13,548)	$(10,749)	$(20,910)	$(19,664)
Denominator:
Basic and Diluted EPS:
Common shares outstanding, beginning of period, including penny warrants	2,958,851	1,015,255	2,592,454	940,047
Weighted average common shares issued during the period including penny warrants issued and outstanding as of quarter-end	1,594,845	109,436	1,091,104	55,021
Denominator for basic earnings per common shares —	4,563,696	1,126,091	3,683,558	996,228
Weighted average common shares	(2.97)	(9.54)	(5.68)	(19.74)

The Company notes as continuing operations was in a Net loss for the three and six months ended June 30, 2024 and 2023, as such basic and diluted EPS is the same balance as continuing operations acts as the control amount in which would cause antidilution. Not included in the computation of earnings per share, assuming dilution, for the three and six months ended June 30, 2024, were options to purchase 3,325 shares of the Company’s common stock, 5,692 nonvested restricted stock units, and 3,820,152 outstanding warrants not exercised which excludes penny warrants that can be potentially exercised. These potentially dilutive items were excluded because the calculation of incremental shares resulted in an anti-dilutive effect.

Not included in the computation of earnings per share, assuming dilution, for the three and six months ended June 30, 2023, were options to purchase 1,309,789 shares of the Company’s common stock, 297,680 nonvested restricted stock units, and 23,835,852 outstanding warrants not exercised. These potentially dilutive items were excluded because the calculation of incremental shares resulted in an anti-dilutive effect.

10. Commitments and Contingencies

Commitments:

Leases

The Company determines whether an arrangement is a lease at inception. The Company and its subsidiaries have operating leases for certain manufacturing, laboratory, office facilities and certain equipment. The leases have remaining lease terms one year to less than ten years. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of June 30, 2024 and December 31, 2023, the Company has no assets recorded under finance leases.

Lease expense for these leases is recognized on a straight-line basis over the lease term. For the three and six months ended June 30, total lease costs are comprised of the following:

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Operating lease cost	$61	$60	$122	$116
Short-term lease cost	—	—	—	—
Total net lease cost	$61	$60	$122	$116

Short-term leases are leases having a term of twelve months or less. The Company recognizes short-term leases on a straight-line basis and does not record a related lease asset or liability for such leases.

Other information related to leases was as follows:

Six Months Ended June 30, 2024

Weighted Average Remaining Lease Term (in years):
Operating leases	4.15

Weighted Average Discount Rate:
Operating leases	7.03%

(Dollars in thousands)	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023

Supplemental Cash Flows Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$123	$111

Non-Cash Activity Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$397

Maturities of noncancellable operating lease liabilities are as follows for the quarter ending June 30:

(Dollars in thousands)	2024
2024 (remainder of year)	$124
2025	79
2026	29
2027	29
2028	29
Thereafter	116
Total lease payments	406
Less: imputed interest	(78)
Total lease obligations	328
Less: current obligations	159
Long-term lease obligations	$169

As of June 30, 2024, there were no additional operating lease commitments that had not yet commenced.

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

On February 23, 2023, NYDIG proceeded to foreclose on all of the collateral securing the MEFA, and repossessed the collateralized assets that totaled approximately $3.4 million, in which approximately $560 thousand was first used to pay off accrued interest and penalty to date. On September 5, 2023, NYDIG provided a letter finalizing the accounting for the repossessed collateralized assets totaling proceeds of approximately $3.4 million. This included legal and other expenses associated with the sale of the assets net a modest gain on the estimated net book value of the assets totaling $251 thousand that was expensed as a loss on disposition of assets for the year ended December 31, 2023. On December 7, 2023, NYDIG filed its Motion for Summary Judgment seeking entry of a judgment against Soluna in the approximate amount of $10.3 million for principal and interest and penalties. On January 12, 2024, Soluna filed its objection to NYDIG’s motion for summary judgment on the grounds that NYDIG failed to explain what collateral of which loan was sold and how the sale proceeds were allocated to each loan. A summary judgment motion was performed on February 13, 2024, and was agreed upon by both NYDIG and the Borrower, that the total outstanding loan principal balance would be approximately $9.2 million, in which a penalty fee was applied of approximately $1.0 million to the repossessed collateralized assets, and outstanding interest and penalty balance would be approximately $936 thousand as of December 31, 2023. As of June 30, 2024, the Company still has an outstanding principal of approximately $9.2 million and outstanding interest and penalty balance of approximately $1.5 million. This settlement did not result in the admission of any liability on the part of SHI, whose declaratory judgment remains the subject of litigation. On March 13, 2024, NYDIG served the Company with a post-judgment discovery seeking information regarding the Company’s assets and liabilities. Per agreement between NYDIG and the NYDIG Defendants, the deadline to respond to the discovery demands was extended to May 13, 2024 but with rolling weekly production that commenced on April 12, 2024. The Company intends to vigorously defend itself from NYDIG’s parent company claims.

In September 2023, Atlas Technology Group LLC (“Atlas”) filed a complaint against Soluna MC LLC, Soluna Computing, Inc., and Soluna Holdings, Inc. (collectively, the “Atlas Defendants”) in the Supreme Court of New York regarding a co-location services agreement. Atlas alleged that Soluna MC’s termination of the agreement was a breach, seeking a return of pre-paid fees of approximately $464 thousand, additional damages of at least $7.9 million, and reimbursement of legal fees. The complaint also mentioned alter ego liability and corporate veil piercing.

The Atlas Defendants filed a motion to dismiss, and on April 17, 2024, the Court dismissed three of the four counts. The remaining count was answered on May 6, 2024, with counterclaims against Atlas. The Court denied the dismissal of Soluna Computing, Inc. and Soluna Holdings, Inc. as parties, leading to an appeal filed on May 7, 2024.

On June 25, 2024, Atlas and the Atlas Defendants entered into a settlement agreement.  Soluna MC recorded a gain on the settlement of approximately $254 thousand for the three and six months ended June 30, 2024, in “Other Expense, net” on the condensed consolidated financial statements.

11. Related Party Transactions

MeOH Power, Inc.

On December 18, 2013, MeOH Power, Inc. and the Company executed a Senior Demand Promissory Note (the Note) in the amount of $380 thousand to secure the intercompany amounts due to the Company from MeOH Power, Inc. upon the deconsolidation of MeOH Power, Inc. Interest accrues on the Note at the Prime Rate in effect on the first business day of the month, as published in the Wall Street Journal. At the Company’s option, all or part of the principal and interest due on this Note may be converted to shares of common stock of MeOH Power, Inc. at a rate of $0.07 per share. Interest began accruing on January 1, 2014. The Company recorded a full allowance against the Note. As of June 30, 2024 and December 31, 2023, $374 thousand and $363 thousand, respectively, of principal and interest are available to convert into shares of common stock of MeOH Power, Inc. Any adjustments to the allowance are recorded as miscellaneous expense during the period incurred.

Legal Services

During the three and six months ended June 30, 2024 and 2023, the Company incurred $1 thousand and $2 thousand, respectively, to Couch White, LLP for legal services associated with contract review. A partner at Couch White, LLP is an immediate family member of one of our Directors.

Employee Receivables

Certain employees have a receivable due to the Company based on their stock-based awards, in which $109 thousand and $110 thousand was outstanding as of June 30, 2024 and December 31, 2023, respectively. The balance is currently presented as $13 thousand and $13 thousand within Notes receivable as of June 30, 2024 and December 31, 2023, and $96 thousand and $97 thousand, respectively within Other assets.

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

In addition, one of the Company’s directors, Matthew E. Lipman, serves as a director and currently acting as President of HEL. Mr. Lipman does not directly own any equity interest in Tera Joule, LLC, which owns 9.2% of HEL; however, as a result of his position as a director and officer of Brookstone IAC, Inc., which is the manager of Tera Joule, LLC, he has dispositive power over the equity interests that Tera Joule owns in HEL. As a result, the approximate dollar value of the amount of Mr. Toporek’s and Mr. Lipman’s interest in the Company’s transactions with HEL for the six months ended June 30, 2024 was $0 and $0.

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

The Company owned approximately 1.79% of HEL, calculated on a converted fully diluted basis, as of June 30, 2024 and December 31, 2023. The Company may enter into additional transactions with HEL in the future.

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

The Board approved amendments to both the 2021 and 2023 Plans on April 15, 2024. The amendments were subsequently approved by the stockholders at the 2024 Annual Meeting on May 30, 2024. Under the Plans, the number of shares of common stock available for awards is limited to, 18.75% for the 2021 Plan and 23.75% for the 2023 Plan of the number of Common Shares outstanding as of the first trading day of each quarter. The amendments to each Plan would change the calculation of this limitation to reflect the applicable percentage to 18.75% and 23.75% respectively, after giving effect to the increase in the number of shares subject to Awards after giving effect to the amount to the increase as of the date of the calculation.

Under the 2023 Plan and 2021 Plan, the Company may grant stock options, restricted stock awards (RSAs) and restricted stock units (RSUs) to executive, management, employees, directors, and certain nonemployee personnel. The awards issued under the Plans can vest immediately, over time or based upon the achievement of market, performance, or service conditions. RSAs and RSUs can vest immediately but generally vest ratably over three years and Performance RSUs generally fully vest after three years, subject to achieving market, service or performance conditions. In addition, the Company recognizes certain Awards held by certain employees and nonemployees that vest upon separation. Each share granted subject to an Award reduces the number of shares available under the 2023 Plan and 2021 Plan by one share.

The fair value of stock options is estimated based on the Black-Scholes model, taking into account the historical volatility of our stock, consistent with the accounting guidance. The risk-free interest rate is based on the risk-free zero-coupon rate for a period consistent with the expected option term at the time of grant. The expected option term is calculated based on our historical forfeitures and cancellation rates.

During April 2024, the Company cancelled certain vested Awards and modified the terms of certain unvested Awards, to permit different settlement outcomes. The service period and vesting terms were changed at the time of modification. All such vested Awards were fully vested as of the cancellation date and all compensation cost had been recognized. All such unvested equity awards were probable of vesting as of the modification date and the change was accounted for as a Type I modification. In a Type I modification, the Company is required to calculate the incremental difference of the awards, which equals the difference of new award value inclusive of estimated forfeitures and the fair value of the original award as of the modification date. As of the modification date, there is no reversal or adjustment of previously recognized stock compensation expense.

Within the 2021 and 2023 Plans, certain master grant agreements were executed on April 15, 2024 that have the potential for future additional grants based on additional stock activity through certain anti-dilution provisions. A mutual understanding of the terms and conditions for the specific awards cannot be obtained until a later date after all stock activity has occurred in the future period and necessary approvals are obtained. When Board approval is obtained and the two grant conditions are met, the grant date will be identified and evidenced through an additional restricted stock agreement. The compensation cost will be recognized per the vesting schedule within the agreement with no catch-up for the reduced period.

The accounting impact resulting from the recognition of this equity-based compensation limits the comparability of the Company’s financial statements between periods.

During the three and six months ended June 30, 2024, the Company awarded 391,544 restricted stock awards under the 2021 Plan, valued at $1.52 per share based on the closing market price of the Company’s common stock on the date of the grant. The Company awarded 90,734 restricted stock awards under the 2021 Plan, valued at $2.41 per share based on the closing market price of the Company’s common stock on the date of the grant. The Company awarded 1,892,300 preferred A restricted stock awards under the 2021 Plan, valued at $2.50 per share based on the closing market price of the Company’s preferred A stock on the date of the grant. The Company awarded 610,234 restricted stock awards under the 2023 Plan, valued at $1.52 per share based on the closing market price of the Company’s common stock on the date of the grant. The Company awarded 57,255 restricted stock awards under the 2023 Plan, valued at $2.41 per share based on the closing market price of the Company’s common stock on the date of the grant. 25,309 of the restricted stock awards vest immediately, 2,022,246 of the restricted stock awards vest at separation from the Company, 690,223 of the restricted stock awards vest 33% on June 1 ,2024, 33% on June 1, 2025 and 34% on June 1, 2026, and 304,289 of the restricted stock awards vest 33% on June 1, 2025, 33% on June 1 , 2026 and 34% on June 1, 2027.

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

The Company will recognize the compensation expense on a straight-line basis over the service period for the entire Awards. Accordingly, as of June 30, 2024, the Awards from the Plans are presented at fair value within the stockholders’ equity section of the Company’s balance sheet.

As of June 30, 2024, unrecognized compensation cost related to unvested Awards was approximately $5.8 million. That cost is expected to be recognized over a weighted-average period of approximately 2.4 years.

On April 15, 2024, a modification related to the cancellation of 48,547 under the water stock options granted to eight board members. The options were replaced with new awards of restricted stock. The amount of incremental compensation cost resulting from the modification was approximately $4.0 million. There were no modifications during the three and six months ended June 30, 2023.

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

The assets which secure the MEFA represent substantially all of the Company’s mining assets at the site and certain of the operating assets of Project Marie, a 20 MW facility located in Kentucky. The obligations of Borrower under the MEFA and reflected in the NYDIG Notice are ring-fenced to Borrower and its direct parent company, Soluna MC LLC. The Company is not a party to any guaranty, collateral agreement or other support agreement with or for the benefit of NYDIG. For the year ended December 31, 2022, the principal balance of $10.5 million became due immediately and the Borrower was to bear interest, at a rate per annum equal to 2.0% plus the rate per annum otherwise applicable to such obligations set forth in the Master Agreement. As of December 31, 2023, the Company reduced the outstanding debt by the repossessed collateralized assets net book value of $3.4 million less accrued interest that was paid off first when the collateral was repossessed of approximately $740 thousand, legal fees of approximately $251 thousand, and an additional penalty expense of $1.0 million, reducing the debt outstanding to approximately $9.2 million as of December 31, 2023. Also, as the Company was not able to obtain a waiver, the outstanding deferred financing costs were written off on September 5, 2023. NYDIG provided a letter finalizing the accounting for the repossessed collateralized assets totaling proceeds of approximately $3.4 million. This included legal and other expenses associated with the sale of the assets net a modest gain on the estimated net book value of the assets totaling $251 thousand that was expensed as a loss on disposition of assets for the year ended December 31, 2023. On December 7, 2023, NYDIG filed its Motion for Summary Judgment seeking entry of a judgment against Soluna in the approximate amount of $10.3 million for principal and interest and penalties. On January 12, 2024, Soluna filed its objection to NYDIG’s motion for summary judgment on the grounds that NYDIG failed to explain what collateral of which loan was sold and how the sale proceeds were allocated to each loan. A summary judgment motion was performed on February 13, 2024, and was agreed upon by both NYDIG and the Borrower, that the total outstanding loan principal balance would be approximately $9.2 million, in which a penalty fee was applied of approximately $1.0 million to the repossessed collateralized assets, and outstanding interest and penalty balance would be approximately $936 thousand as of December 31, 2023. As of June 30, 2024, the Company has an outstanding principal balance of approximately $9.2 million and an outstanding interest and penalty balance of approximately $1.5 million.

On February 23, 2023, NYDIG proceeded to foreclose on all of the collateral securing the MEFA, which resulted in a reportable disposition of all of the Company’s mining assets at the site and certain of the operating assets of Project Marie. The total net book value of the collateralized assets that were repossessed totaled $3.4 million which were written off the Company’s books for the three months ended March 31, 2023, with an offset to the outstanding loan. Additionally, NDYIG has stated its intention to pursue SCI, the parent company of Guarantor, under a piercing of the corporate veil claim relating to Defendants’ debts and liabilities under the loan documents. SCI denies any such liability and has filed a complaint for a declaratory judgment against NYDIG in the Eighth Judicial District Court in Clark County, Nevada on March 16, 2023 seeking a declaratory judgment as to such matter. In a related development, also on February 23, 2023, the Borrower received a notice of termination of the Management and Hosting Services Agreement with CC Metals and Alloys, LLC. As a result of this action and certain other characteristics of the facility, the Company elected to shut down the Marie facility. The Company believes it will maximize its profits and return on assets by concentrating its personnel and capital on its Dorothy Facility.

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

However, per ASC 360-10-50-3A, in addition to the disclosures in paragraph 360-10-50-3, if a long-lived asset (disposal group) includes an individually significant component of an entity that either has been disposed of or is classified as held for sale and does not qualify for presentation and disclosure as discontinued operation, a public business entity shall disclose the pretax profit or loss of the individually significant component of an entity for the period in which it is disposed of or is classified as held for sale and for all prior period that are presented in the statement where net income is reported in accordance with ASC 205-20-45-6 through 45-9. Since the evaluation related to prior quarter, the Company has included comparative pretax loss for Project Marie for the three and six months ended June 30, 2024 and June 30, 2023.

Set forth below are the results of Project Marie:

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024		2023

Cryptocurrency mining revenue	$-	$-	$		$769
Operating service revenue-intercompany	2	-		5	-
Data hosting revenue	-	-		-	276
Total revenue	2	-		5	1,045
Operating costs:
Cost of cryptocurrency mining revenue, exclusive of depreciation	-	-		-	801
Cost of revenue- depreciation	-	8		-	130
Data hosting (income) costs		(10)		-	205
Operational service costs-intercompany	1	-		2	-
General and administrative expense	-	34		(32)	319
Impairment on fixed assets	-	-		-	43
Interest expense	361	315		723	692
Gain (loss) on sale of fixed assets	-	-		-	11
Gain on settlement	254	-		254	-
Other income, net	4	-		11	-
Net loss before income taxes	$(102)	$(347)		$(423)	$(1,134)

For the three and six months ended June 30, 2024, the intercompany service revenue and costs are eliminated within consolidation. Project Marie received a $32 thousand refund for- insurance expenses for the six months ended June 30, 2024 and incurs interest expense in relation to the NYDIG default. On June 25, 2024, Soluna MC settled with Atlas for $210 thousand and recorded a gain on the Atlas settlement of $254 thousand, see further details in Note 10.

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

Under a series of transactions in February 2023 and March 2023, culminating in the March 10, 2023 Purchase and Sale Agreement, the Company sold to Spring Lane certain Class B Membership Interests for a purchase price of $7,500,000 (the “Sale”). After giving effect to the Sale, the Company owned 6,790,537 Class B Membership Interests (constituting 14.6% of the Class B Membership Interests) and Spring Lane owns 39,791,988 Class B Membership Interests (constituting 85.4% of the Class B Membership Interests). The cash portion of the purchase price paid by Spring Lane to the Company was $5,770,065, which represented the purchase price of $7,500,000 less the Company’s pro rata share of certain contributions funded entirely by Spring Lane in the earlier portion of this series of transactions occurring during February 2023 and March 2023. As a further part of these transactions, the parties agreed that from January 1, 2023 onwards, Soluna would bear only 14.6% of the costs relating to the construction and operation of the Dorothy Phase 1A Facility, compared to its 67.8% share until that time, including during the calendar year 2022. After Spring Lane Capital realizes an 16% Internal Rate of Return hurdle on its investments, the Company retains the right to 50% of the profits on Soluna DVSL ComputeCo. In connection with the Spring Lane transactions and agreements, Soluna DV Services, LLC. will be providing the operations and maintenance services to Soluna DVSL ComputeCo, LLC. Soluna DV Services, LLC expects to receive a margin of 20% for services rendered.

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

The carrying amount of the VIE’s assets and liabilities was as follows:

(Dollars in thousands)	June 30, 2024	December 31, 2023

Current assets:
Cash and restricted cash	$3,090	$2,275
Accounts receivable	1,105	1,201
Other receivable, related party	283	185
Prepaids and other current assets	29	-
Total current assets	4,507	3,661

Other assets- long term, related party	2,192	2,172
Operating lease right-of-use assets	87	90
Property, plant, and equipment	13,195	13,712
Total assets	$19,981	$19,635

Current liabilities:
Accounts payable, related party	$95	$-
Accrued expense	1,011	677
Customer deposits-current	1,300	-
Operating lease liability	7	7
Total current liabilities	2,413	684
Operating lease liability	80	83
Customer deposits- long term	-	1,190
Other liabilities, related party	224	224

Total liabilities	$2,717	$2,181

Effective, January 1, 2023, the Company’s ownership in DVSL was reduced from 67.8% to 14.6%; see above for details.

On May 9, 2023, the Company’s indirect subsidiary DVCC completed a strategic partnership and financing with a special purpose vehicle, Navitas West Texas Investments SPV, LLC, (“Navitas”) organized by Navitas Global, to complete the second phase of the Dorothy Project (“Dorothy 1B”). Under a Contribution Agreement among the parties, the Company owned a substantially complete 25MW data center under construction, in which the Company had contributed capital expenditures for the data center. Soluna and Navitas amended and restated the Initial LLCA (the “Existing LLCA”) to reflect Navitas’ contribution of $4,500,000 and its receipt of 4,500 Membership Interests, constituting 26.5% of the outstanding Membership Interests of the Company. On June 2, 2023, Soluna and Navitas amended and restated the Existing LLCA to (a) reflect (i) Navitas’s additional capital contribution of $7,596,970 and receipt of an additional 7,597 Membership Interests, for a total of 12,097 Membership Interests and 49% ownership of DVCC, and (ii) Soluna’s additional capital contribution of $1,340,000 and receipt of an additional 1,340 Membership Interests, for a total of 12,590 Membership Interests and 51% ownership of DVCC, and (b) describe the respective rights and obligations of the Members and the management of DVCC. As of June 30, 2024, Navitas owns 45% and Soluna owns 55% of DVCC.

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

DVCC is a variable interest entity of Soluna due to DVCC being structured with non-substantive voting rights. This is due to the following two factors being met as outlined in ASC 810-10-15-14 that require the Variable Interest Entity model to be followed.

a.	The voting rights of Soluna are not proportional to their obligation to absorb the expected losses of the legal entity. Soluna gave Navitas veto rights over significant decisions, which results in Soluna having fewer voting rights relative to their obligation to absorb the expected losses of the legal entity.

b.	Substantially all of DVCC’s activities are conducted on behalf of Soluna, which has disproportionally fewer voting rights.

Also, Soluna is the primary beneficiary due to having the power to direct the activities of DVCC that most significantly impact the performance of DVCC due to its role as the manager handling the day-to-day activities of DVCC as well as majority ownership and the obligation to absorb losses or gains of DVCC that could be significant to Soluna.

Accordingly, the accounts of DVCC are consolidated in the accompanying financial statements.

The carrying amount of the VIE’s assets and liabilities was as follows for DVCC:

(Dollars in thousands)	June 30, 2024	December 31, 2023

Current assets:
Cash and restricted cash	$2,018	$2,575
Accounts receivable	98	217
Prepaids and other current assets	29	-
Other receivable, related party	743	476
Total current assets	2,888	3,268

Other assets- long term, related party	2,192	2,172
Operating lease right-of-use assets	87	90
Property, plant, and equipment, net	19,786	22,188
Total assets	$24,953	$27,718

Current liabilities:
Accounts payable, related party	$1,493	$1,259
Accrued expense	1,271	2,213
Operating lease liability	7	7
Current portion of debt	460	1,682
Total current liabilities	3,231	5,161

Operating lease liability	80	83
Total liabilities	$3,311	$5,244

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

For the three months ended June 30, 2024 and 2023, approximately 100% and 0% of the Company’s cryptocurrency mining revenue was generated from Project Dorothy 1B (data center located in Silverton, Texas), 0% and 100% from Project Sophie (data center located in Murray, Kentucky), respectively. For the six months ended June 30, 2024 and 2023, approximately 100% and 0% of the Company’s cryptocurrency mining revenue was generated from Project Dorothy 1B, 0% and 79% from Project Sophie, and 0% and 21% from Project Marie, respectively.

For three months ended June 30, 2024 and 2023, approximately 73% and 40% of the Company’s data center hosting revenue was generated from Project Dorothy 1A and 27% and 60% from Project Sophie. For six months ended June 30, 2024 and 2023, approximately 70% and 32% of the Company’s data center hosting revenue was generated from Project Dorothy 1A, 30% and 48% from Project Sophie, 0% and 19% from Project Marie, and 0% and 1% from Project Edith.

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

The following table details revenue and cost of revenues for the Company’s reportable segments for three and six months ended June 30, 2024 and 2023, and reconciles to net income (loss) on the consolidated statements of operations:

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Reportable segment revenue:
Cryptocurrency mining revenue	$4,484	$915	$10,880	$3,711
Data hosting revenue	4,898	1,153	10,176	1,439
Demand response service revenue	293	-	1,168	-
Total segment and consolidated revenue	9,675	2,068	22,224	5,150
Reportable segment cost of revenue:
Cost of cryptocurrency mining revenue, exclusive of depreciation	1,883	1,160	3,724	3,410
Cost of data hosting revenue, exclusive of depreciation	2,176	759	4,427	1,031
Cost of revenue-depreciation	1,506	539	3,029	1,164
Total segment and consolidated cost of revenues	5,565	2,458	11,180	5,605
Reconciling items:
General and administrative expenses	7,785	6,515	14,183	13,252
Impairment on fixed assets	-	169	130	379
Interest expense	449	486	873	1,861
Loss on debt extinguishment and revaluation	5,600	2,054	8,698	1,581
Loss (gain) on sale of fixed assets	21	(48)	21	30
Other expense, net	49	238	25	224
Income tax (benefit) from continuing operations	(649)	(547)	(1,197)	(1,093)
Net loss	(9,145)	(9,257)	(11,689)	(16,689)
(Less) Net (income) loss attributable to non-controlling interest	(1,728)	482	(4,438)	852
Net loss attributable to Soluna Holdings, Inc.	$(10,873)	$(8,775)	$(16,127)	$(15,837)

Capital expenditures	44	2,035	278	2,895
Depreciation and amortization	3,909	2,918	7,834	5,920

17. Subsequent Events

Amendment to June 2024 Secured Note Financing

On July 12, 2024, the Company, CloudCo, Soluna Cloud, and the Existing Investor entered into a First Amendment to the Note Purchase Agreement (the “June SPA Amendment”). This amendment allows CloudCo to issue additional secured promissory notes totaling $1,250,000 (the “Additional Notes”) to new accredited investors (the “Additional Investors”). These Additional Notes are subject to the same terms and conditions as the June 2024 Secured Note financing and are supported by the Cloud Agreements and the Holdings Agreements.

To further incentivize the Additional Investors, Soluna Cloud will issue warrants (the “Cloud Additional Warrants”) to each Additional Investor. These Cloud Additional Warrants are exercisable within three years from the effective date of the June SPA Amendment. They allow the purchase of a number of shares of Soluna Cloud common stock equal to 1.25% of Soluna Cloud’s issued and outstanding common stock as of the Cloud Additional Warrant date, divided by 0.9875, plus 1.25% of each Qualified Issuance, divided by 0.9875.

A “Qualified Issuance” includes any issuance of common stock by Soluna Cloud from the day after the Cloud Additional Warrant date until the earlier of raising an additional $111.25 million or December 31, 2024, as well as shares issuable upon exercise or conversion of convertible securities issued during this period, excluding certain equity compensation plan issuances.

Dorothy 2 Project Financing

On July 22, 2024 (the “Effective Date”), Soluna Holdings, Inc. (the “Company”) closed financing for the Dorothy 2 project. This project involves Soluna Digital, Inc. (the “Developer”) and Soluna DVSL II ComputeCo, LLC (the “ComputeCo”), a special purpose vehicle initially owned solely by the Developer. They are collaborating on the development, design, procurement, and construction of a 48 MW modular data center (the “Project Dorothy 2”) in Briscoe County, TX. This facility, located in Silverton, Texas, is owned by ComputeCo and operated by Soluna US Services, LLC, and may engage in cryptocurrency, batch processing, and other non-crypto related activities. It is adjacent to two other Soluna modular data center projects at the same site.

Project Dorothy 2 is financed by Soluna2 SLC Fund II Project Holdco LLC (the “Investor”) with a capital contribution of up to $29.98 million, and the Developer, as the parent company of ComputeCo, with an initial capital contribution of up to $4.6 million. As of the Effective Date, the Company and the Developer became co-owners of ComputeCo.

The Dorothy 2 project allows the Developer to invest in ComputeCo, with the total ownership of the Developer and its affiliates capped at 49% of the Class B Membership Interests. This investment can occur within 30 days after the Effective Date (treated equally to the initial Investor), from day 31 to 180 days after the Effective Date (subject to a purchase price formula with a 20% discount rate), or after 180 days with the initial Investor’s approval.

On May 16, 2024, the Company secured $1.0 million in financing from the Investor for equipment and machinery for Project Dorothy 2 through an Equipment Loan Agreement (the “ELA”) between SDI SL Borrowing - 1, LLC (the “Borrower”) and the Investor. On that date, the Investor lent the Borrower $720,000 to purchase medium voltage cables and low voltage switchboards. This debt was later assigned to ComputeCo on the Effective Date. Subsequently, the Borrower repaid the $720,000 borrowing amount in full by issuing the Investor Class B Membership Interests in the Dorothy 2 project valued at three times the borrowing amount (i.e., $2.16 million).

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

Overview and Recent Developments

We are a digital infrastructure company specializing in transforming surplus renewable energy into computing resources. Our modular data centers can co-locate with wind, solar, hydroelectric and other renewable power plants and support compute intensive applications including Bitcoin Mining, Generative AI, Scientific Computing and other forms of High Performance Computing (HPC). This pioneering approach to data centers helps energize a greener grid while delivering cost-effective and sustainable computing solutions.

Our mission is to make renewable energy a global superpower using computing as a catalyst.

SHI through its subsidiaries operates across several business lines:

●	Bitcoin Mining – we collaborate with project-level financial partners to mine Bitcoin at our proprietary data centers.

●	Bitcoin Hosting – we offer data hosting services at our proprietary data centers to prominent Bitcoin Mining companies.

●	Demand Response Services – we utilize our data centers to deliver demand response services to grid operators.

●	AI Cloud Services and Hosting – we are utilizing our data centers to provide specialized AI Cloud and colocation services to companies seeking to train large language models, tune existing AI models, and deploy advanced AI-powered applications.

Operations and Project Pipeline

We currently operate 75 MW of facilities across two locations. We have another 216 MW of facilities in development or near shovel ready in the United States. In addition, we have a 2 GW long term pipeline of renewable-energy powered projects. A summary of our pipeline, current and anticipated operating locations are as follows (as of June 30, 2024):

Project Name	Location	MW	Status	Business Model	Power Source
Sophie	Murray, KY	25	Operating	Bitcoin Hosting	Grid / Hydro
Dorothy 1A	Silverton, TX	25	Operating	Bitcoin Hosting	Wind
Dorothy 1B	Silverton, TX	25	Operating	Bitcoin Mining	Wind
Dorothy 2	Silverton, TX	50	Shovel Ready	Bitcoin Hosting	Wind
Kati	Harlington, TX	166	Development	Bitcoin Hosting / AI	Wind

2023 and 2024 overview and developments

In 2023, we executed on the following four-pronged strategy: (1) Energize Project Dorothy; (2) Cash Flow, Site and Process Optimization; (3) Flagship Expansion; (4) Pipeline growth. In 2024, we continue to execute upon: (1) Optimize Projects; (2) Grow Pipeline; (3) Launch AI; and (4) Finance Opportunities. A summary of our overview and developments in these areas follows below.

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

D1A is focused on Bitcoin Hosting. On April 26, 2023 we signed a 5 MW 2-year hosting deal with Compass Mining at D1A. On April 24, 2023 we signed a 20 MW 2-year hosting agreement with another strategic hosting partner at Dorothy 1A. In the summer of 2023, we completed the construction of D1A and the installation of approximately 7,700 Bitcoin miners between the two customers, resulting in an installed hashrate of approximately 950 PH/s. From May 2023 through December 31, 2023, D1A has consumed over 11,900 MWh of Curtailed Energy from the co-located power plant and achieved a power usage effectiveness (“PUE”) of 1.03. For the three and six months ended June 30, 2024, D1A has consumed over 12,900 MWh and 28,100 MWh of Curtailed Energy from the co-located power plant and has achieved a PUE of 1.01 as of June 30, 2024.

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

D1B is focused on Bitcoin Mining through a strategic partnership with Navitas Global (“Navitas”). On May 9, 2023, we consummated a project-level financing with Navitas, which included a $2 million loan to D1B to complete the construction and a $12.1 million equity investment in the project. After consummating the financing, Navitas owned 49% of D1B and Soluna owned 51%. As of March 31, 2024, Navitas owns 46.7% of D1B, and Soluna owns 53.3%. In June 2023, D1B purchased 8,378 Bitmain Antminer S19s, S19j Pro and S19j Pro+ machines for the partnership. The purchase resulted in an estimated 868 PH/s of hashrate with an average efficiency of 29.9 J/TH and at a cost of $10.59 $/TH. As of December 31, 2023, over 7,900 of the miners had been deployed. D1B was fully energized and began ramping in late October 2023. D1B now has an installed hashrate of 817 PH/s. From July 2023 through December 31, 2023, D1B has consumed over 10,600 MWh of Curtailed Energy from the co-located power plant and achieved a power usage effectiveness (“PUE”) of 1.03. For the three and six months ended June 30 2024, D1B has consumed over 12,700 and 28,100 MWh of Curtailed Energy from the co-located power plant and achieved a PUE of 1.01 as of June 30, 2024.

Demand Response Services at Dorothy

In November 2023, we completed our registration of Project Dorothy for one of ERCOT’s demand response programs establishing the project as a key contributor to intelligent and flexible energy solutions, promoting environmental and economic advantages for the state of Texas. It also allowed us to diversify our revenue. Under the program, we have a single promise to stand ready, on a monthly basis, to deliver a set amount of curtailment (committed capacity) per month when and if called upon by ERCOT. Soluna will be able to generate additional revenue for Project Dorothy by providing this grid resilience support and potentially reduce its power costs, making it among the lowest cost players in the industry. Since November 2023, Project Dorothy has successfully participated and completed in the Winter and Spring demand response periods in ERCOT, and is currently in the summer standby period.

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

The Company owns 100% of the facility and completed its construction in 2021. In the second quarter of fiscal year 2023, we shifted Project Sophie to Data Hosting, signing contracts with leading Bitcoin miners. We sold older, less efficient Bitcoin mining equipment and used the cash to make operational improvements to the site and to fund corporate operations. Throughout 2023, Sophie progressively secured new more profitable hosting contracts. We have deployed over 8,000 mining machines for hosting in 2023 and 2024 at the site. The Data Hosting agreements generate revenue for a combination of a fixed services fee and a profit share component. The cost of power is passed through to customers. Customers at the site now include leading public Bitcoin Miners such as Bit Digital, Compass Mining, and other leading sustainability focused customers. During the second quarter of 2024, Project Sophie’s team executed well, mitigating the effects of Kentucky tornadoes. Critical infrastructure optimizations were implemented to prepare for the summer heat to improve efficiency and utilize additional available capacity to prepare for Sophie’s AI hosting customer.

Marie

In February 2023, Project Marie, our 20 MW data center in Kentucky was decommissioned. The decision was sparked by following events:

●	NYDIG, our asset-backed-lender on mining and infrastructure equipment, accelerated their loan and repossessed their collateral.
●	Our Bitcoin Hosting customer, Atlas Technology Group, LLC (“Atlas”), at the site failed to upgrade and invest in their mining equipment, decreasing the profitability of the site.
●	Our landlord, CC Metals and Alloys, LLC, (“CCMA”) terminated our lease.

As a result, we disposed of all remaining assets at the site, terminated the Atlas hosting agreement, and decommissioned the site.

Cost Cutting and Process Optimization

In 2023, we implemented a number of cost cutting measures including staff reductions, renegotiations or termination of key advisory agreements. We ramped up a new Financial Planning and Analysis (“FP&A”) function to provide our management and operations teams better insight into the financial performance of our data centers. This helped us find opportunities to improve profitability and proactively address critical issues with infrastructure equipment at all sites. Our MaestroOS software platform managed the efficient operations of projects Dorothy and Sophie through record setting temperatures (hot and cold) in both Texas and Kentucky in 2023. In 2024, our Maestro control system has continued to respond to increases in grid demand throughout the summer.

Continuing in 2024, our objective is to achieve operational excellence across all data centers, targeting a budgeted EBITDA and maintaining high customer satisfaction. Our infrastructure optimization efforts have been completed to protect equipment against the severe summer heat to include miner heat shielding, building insulation upgrades, and transformer fan kit installations.

Expand Flagship, Dorothy 2

In 2023, we began the planning process for building out the second 50 MW phase of Project Dorothy – Dorothy 2. We completed the design, established new procurement partners, and submitted an updated approval to ERCOT. In May 2024, the Company partnered with Spring Lane Capital (“SLC”) to finance up to $30 million. The financing will facilitate the construction of the Dorothy 2 facility, in which the parties will begin construction with the goal of achieving initial energization and ramp-up by the end of the first quarter of 2025. Dorothy 2 will feature a stronger waterfall structure and enhanced management and development fees compared to Dorothy 1A, allowing Soluna to benefit from substantial current income during operational phase. On July 22, 2024, the financing on the Dorothy 2 project closed. Project Dorothy 2 will be adjacent to two other Soluna modular data center projects co-located at the same site. Project Dorothy 2 is financed by SLC, which will make a capital contribution up to approximately $29.98 million, and the Company, which will make a capital contribution up to approximately $4.6 million, and as of July 22, 2024 became co-owners of ComputeCo with Soluna Digital, Inc.

In addition, we have 2 MW of our Project Dorothy 2 site slated for our Helix Pilot, focused on next generation data centers for AI.

Grow Pipeline

In 2023, we signed a term sheet for a new 166 MW data center called Kati that will be integrated with a 300 MW wind farm that has surplus energy due to increasing curtailment by the grid. We worked throughout 2023 to advance the project through grid operator’s, ERCOT planning process, and in 2024 have resubmitted a key study to take into account a change in distance from substation. In May 2024, we announced the signing of a Power Purchase Agreement (“PPA”) for Project Kati with EDF Renewables and Abu Dhabi Future Energy Company- Masdar. Project Kati will be co-located at a wind facility owned by EDF Renewables and Masdar. Project Kati will be executed in two phases, with each phase delivering 83 MW of renewable energy capacity to power high-performance computing applications including AI.

For 2024, we aim to double our assets under management to 150 MW by the end of fiscal year 2024 or the beginning of 2025, focusing on constructing and energizing 48 MW of Project Dorothy 2 as noted above, and breaking ground on Project Kati.

Launch AI

On June 18, 2024, CloudCo entered into an HPE Agreement with Hewlett Packard Enterprise Company (“HPE”). Pursuant to the HPE Agreement, HPE agreed to provide datacenter and cloud services for artificial intelligence and supercomputing processes via Nvidia H100 GPUs to CloudCo in exchange for an aggregate of $34.0 million, including an initial pre-payment of $10.3 million made on June 24, 2024. The HPE Agreement has a term of 36 months, and the services thereunder are expandable upon agreement of the parties. Soluna Cloud will begin offering its services by leveraging HPE’s renewable- powered high performance data centers. Their cutting-edge facilities, known for their energy efficiency and sustainability, will support the environmental sustainability of Soluna Cloud’s operations. Additionally, this collaboration expands Soluna Cloud’s offering beyond just bare-metal infrastructure, making available HPE’s comprehensive software solutions for AI pipelines. As an HPE Partner Ready Service Provider partner, Soluna Cloud will offer its advanced cloud solutions to HPE’s global customer base demonstrating AI expertise and delivery capabilities.

Soluna’s new Helix data centers will serve as the growth pathway for customers, addressing the growing demand for more sustainable data centers for AI powered by renewable energy.

On June 24, 2024, Soluna Cloud closed on a $12.5 million secured credit facility to fund the GPU contract and Soluna Cloud startup costs, and on July 17, 2024, raised an additional $1.25 million secured credit facility enabling Soluna Cloud to continue its innovative approach to sustainable AI clouds and meet the increasing demand for renewable-energy powered, high-performance computing solutions.

Convertible Noteholders

In 2023, the Company negotiated three amendments to the October Convertible Notes. On February 28, 2024, a fourth amendment was executed. These amendments were focused on extending the maturity date of the notes, lowering the conversion price of the notes, adding features to the notes to allow early payoff with predetermined cost, and the repricing of certain warrants to assist the Company in raising capital for operations. Additionally on May 17, 2024, certain warrants were further repriced to assist in raising additional capital.

Finance Opportunities

We plan to raise funds to support our growth initiatives, particularly in our AI hosting business, which we believe is a great fit for our renewable computing data center model.

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

Bitcoin Halving

In April 2024, Bitcoin underwent its fourth halving event, occurring approximately every four years or after every 210,000 blocks are mined. During a halving, miners’ rewards for validating transactions and creating new blocks on the Bitcoin blockchain are cut in half, reducing the rate of new Bitcoin generation. This event typically triggers anticipation and speculation within the Bitcoin community and among investors, leading to increased market activity. Price volatility tends to rise before and after a halving as the market reacts to perceived supply scarcity. Mining profitability decreases post-halving, potentially prompting some miners to shut down operations. This often sparks consolidations in the space, reducing the number of mining companies. However, the network automatically adjusts mining difficulty to ensure consistent block production. The halving also causes a supply shock, reducing Bitcoin’s inflation rate and potentially driving long-term price appreciation, although past performance does not guarantee future outcomes. The 2024 halving was the first to happen during a high interest rate environment, and in the presence of strong institutional demand for Bitcoin driven by ETFs. Reduction in block-reward will represent a short-term reduction in revenue. But, the supply-shock effect and the growth of ETF may lessen the volatility in the long run. A projected rise in Bitcoin price in the months after the halving would increase revenues and increase demand for our low-cost data centers.

Recent events, including the Mt. Gox settlement has significantly impacted Bitcoin’s price and supply due to the reintroduction of approximately 141,000 bitcoins into the market, raising concerns about increased selling pressure and market volatility. Despite these concerns, experts believe the market has sufficient liquidity to absorb the selling pressure, and the impact on Bitcoin’s value is expected to be temporary. The announcement of repayments led to a notable decline in cryptocurrency prices, with Bitcoin experiencing a 6% drop in a single day and the overall market capitalization decreasing by over $170 billion. However, the long-term investment prospects for Bitcoin remain positive, influenced by broader economic factors such as potential Federal Reserve rate cuts.

Inflation Rate Act

The Inflation Reduction Act of 2022 (“IRA”), signed into law by President Biden, is a significant investment in climate and energy in the U.S. At the time of its passage, legislators estimated that the bill would allocate $370 billion, primarily in the form of tax credits, to a wide array of decarbonization efforts. Recent private estimates are much higher. In March, the Brookings Institute released a study estimating the spending at $1.2 trillion, which is three times the Congressional estimate. The Act aims to tackle the climate crisis, advance environmental justice, secure America’s position as a world leader in clean energy manufacturing, and work towards achieving a net-zero economy by 2050. Since its enactment, the Inflation Reduction Act has driven substantial investment in clean energy projects, with over $110 billion announced in new clean-energy manufacturing investments. This includes investments in electric vehicle supply chains and solar manufacturing. Overall, the IRA stimulates economic growth through renewable energy development and infrastructure reinvestment in the United States. The IRA is accelerating the development of new renewable power plants across the country and extending the tax incentives. This growth is likely to exacerbate the wasted energy problem as grid transmission will not keep pace. In 2024, new guidance was issued allowing eligible taxpayers to sell their energy tax credits to unrelated parties, further incentivizing clean energy investments and potentially increasing the company’s long-term project pipeline.

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

Since March 2024, developments in generative AI have included advancements in multimodal models that integrate text, image, and audio generation, as well as improvements in model efficiency and scalability. Major tech companies have launched new generative AI tools tailored for specific industries, enhancing productivity and innovation across sectors such as healthcare, finance, and entertainment. These advancements underscore the need for robust, energy-efficient infrastructure to support the growing capabilities and applications of generative AI.

AI Infrastructure is now in increased demand.  For example, Core Scientific and CoreWeave forged a partnership in June 2024 worth billions of dollars. This trend bodes well for Soluna’s prospects as it expands into the AI Infrastructure space through its subsidiary Soluna Cloud, in collaboration with Hewlett  Packard Enterprise.

Consolidated Results of Operations

Consolidated Results of Operations for the Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023.

The following table summarizes changes in the various components of our net loss during the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

(Dollars in thousands)	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	$ Change	% Change
Cryptocurrency mining revenue	$4,484	915	3,569	390%
Data hosting revenue	4,898	1,153	3,745	325%
Demand response service revenue	293	-	293	100%
Operating costs and expenses:
Cost of cryptocurrency mining revenue, exclusive of depreciation	1,883	1,160	723	62%
Cost of data hosting revenue, exclusive of depreciation	2,176	759	1,417	187%
Costs of revenue- depreciation	1,506	539	967	179%
General and administrative expenses, exclusive of depreciation and amortization	5,382	4,136	1,246	30%
Depreciation and amortization associated with general and administrative expenses	2,403	2,379	24	1%
Impairment on fixed assets	-	169	(169)	(100)%
Operating loss	(3,675)	(7,074)	3,399	(48)%
Other expense, net	(49)	(238)	189	(79)%
Interest expense	(449)	(486)	37	(8)%
(Loss) gain on sale of fixed assets	(21)	48	(69)	(144)%
Loss on debt extinguishment and revaluation, net	(5,600)	(2,054)	(3,546)	173%
Loss before income taxes	(9,794)	(9,804)	10	(-)%
Income tax benefit	649	547	102	19%
Net loss	(9,145)	(9,257)	112	(1)%
Net income (loss) attributable to non-controlling interest	1,728	(482)	2,210	(459)%
Net loss attributable to Soluna Holdings, Inc.	$(10,873)	(8,775)	(2,098)	24%

The following table summarizes the balances for the Project sites for cryptocurrency mining revenue, data hosting revenue, cost of cryptocurrency mining revenue, exclusive of depreciation, cost of data hosting revenue, exclusive of depreciation, and cost of depreciation during the three months ended June 30, 2024:

(Dollars in thousands)
	Project Dorothy 1B	Project Dorothy 1A	Project Sophie	Project Marie	Other	Total

Cryptocurrency mining revenue	$4,484	$-	$-	$-	$-	$4,484
Data hosting revenue	-	3,567	1,331	-	-	4,898
Demand response services	-	-	-	-	293	293
Total revenue	$4,484	$3,567	$1,331	$-	$293	$9,675

Cost of cryptocurrency mining, exclusive of depreciation	$1,883	$-	-	-	-	1,883
Cost of data hosting revenue, exclusive of depreciation	-	1,758	418	-	-	2,176
Cost of revenue- depreciation	1,073	282	151	-	-	1,506
Total cost of revenue	$2,956	$2,040	$569	$-	$-	$5,565

The following table summarizes the balances for the Project sites for cryptocurrency mining revenue, data hosting revenue, cost of cryptocurrency mining revenue, exclusive of depreciation, cost of data hosting revenue, exclusive of depreciation, and cost of depreciation during the three months ended June 30, 2023:

(Dollars in thousands)
	Project Dorothy 1B	Project Dorothy 1A	Project Sophie	Project Marie	Other		Total

Cryptocurrency mining revenue	$-	$-	$915	$-	$		$915
Data hosting revenue	-	456	692	-		5	1,153
Demand response services	-	-	-	-		-	-
Total revenue	$-	$456	$1,607	$-		$5	$2,068

Cost of cryptocurrency mining, exclusive of depreciation	$224	$-	936	-		-	1,160
Cost of data hosting revenue, exclusive of depreciation	-	508	251	-		-	759
Cost of revenue- depreciation	14	185	332	8		-	539
Total cost of revenue	$238	$693	$1,519	$8		$-	$2,458

Cryptocurrency Mining Revenue: Cryptocurrency revenue consists of revenue recognized from Soluna’s cryptocurrency mining operations. Cryptocurrency revenue was approximately $4.5 million for the three months ended June 30, 2024 compared to $915 thousand for the three months ended June 30, 2023. For the three months ended June 30, 2024, all cryptocurrency mining revenue related to Project Dorothy 1B, which began energization in the fourth quarter of 2023, and has been running at a full 25 MWs. Operations were stopped for Project Marie in February 2023 with the CCMA termination and NYDIG repossession of collateralized assets, and Project Sophie switched to Data Hosting beginning in the second quarter of fiscal year 2023 creating only $915 thousand in cryptocurrency revenue for the three months ended June 30, 2023, as such no revenue was recognized for either Project Marie or Sophie for the three months ended June 30, 2024. In addition to the above, the average price of Bitcoin increased by 134% from the three months ended June 30, 2023 compared to the same period for June 2024.

Data Hosting Revenue: The Company’s cryptocurrency hosting services provide energized space and operating services to third-party mining companies who locate their mining hardware at one of our mining locations. Services include fees for hosting the miners which could be fixed fees or profit sharing, as well as potential additional fees for services provided such as installation charges or other services fees. Data hosting revenue was approximately $4.9 million for the three months ended June 30, 2024 compared to $1.2 million for the three months ended June 30, 2023. The significant increase was primarily related to energization and the deployment of hosting customers at Project Dorothy 1A in the second quarter of 2023 creating approximately $3.6 million in data hosting revenue for the second quarter of 2024 compared to approximately $456 thousand for the second quarter of 2023, approximately a $3.1 million increase. In addition, Project Sophie switched their business model from proprietary mining to data hosting in the second quarter of 2023 in which created an additional increase of approximately $639 thousand from approximately $692 thousand in the second quarter of 2023 to approximately $1.3 million.

Demand Response Service: In November 2023, we completed our registration of Project Dorothy for one of ERCOT’s demand response programs, in which we began services in December 2023. On a monthly basis we stand ready to deliver a set amount of committed capacity per period when and if called upon by ERCOT. We note that based on the time of the year, certain months and weather create more lucrative rewards. No such services were performed for the three ended June 30, 2023.

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

Cost of cryptocurrency revenue, exclusive of depreciation costs was approximately $1.9 million and $1.2 million for the three months ended June 30, 2024 and 2023, respectively, approximately $723 thousand increase. The higher costs during the three months ended June 30, 2024 compared to 2023 were due to the full Project Dorothy 1B site being active the entire quarter of 2024, versus as a start up in 2023. Also noted was that Project Sophie was dropping from being a proprietary mining site in the second quarter of 2023.

Cost of Data Hosting Revenue, exclusive of depreciation: Cost of data hosting revenue includes utility charges, site overhead expenses, and other charges.

Cost of data hosting revenue was approximately $2.2 million for the three months ended June 30, 2024 compared to $759 thousand for the same period in 2023. This increase was due to Project Dorothy 1A which began operations and hosting services in May 2023, creating costs of approximately $1.8 million for the three months ended June 30, 2024, compared to $508 thousand for the three months ended June 30, 2023. Also, the Company began data hosting operations at Project Sophie in mid-April 2023, which created an increase in costs of approximately $166 thousand between the comparable periods.

Cost of revenue- depreciation: Depreciation costs associated with cryptocurrency and data hosting revenue was approximately $1.5 million for the three months ended June 30, 2024 compared to approximately $539 thousand for the three months ended June 30, 2023. The increase related to the capital additions to fixed assets between the second quarter of fiscal year 2023 through the second quarter of 2024. It was noted that Project Marie was discontinued in February of 2023, Project Sophie had sold a majority of its miners in the second quarter of 2023, and the significant additions of capital expenditures at Project Dorothy, causing an increase in depreciation costs period over period. As the Company has begun to invest more in capital expenditures, we expect to see depreciation costs to significantly increase over the next several quarters.

General and Administrative Expenses, exclusive of depreciation and amortization: General and administrative expenses, exclusive of depreciation and amortization include cash and non-cash compensation, benefits and related costs in support of our general corporate operations, including general management, finance and accounting, human resources, marketing, information technology, corporate development, and legal services.

●	General and administrative expenses, exclusive of depreciation and amortization increased approximately $1.2 million or 30% for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. General and administrative expenses, exclusive of depreciation and amortization were approximately $5.4 million, including approximately $1.4 million of stock compensation expense for the three months ended June 30, 2024, compared to approximately $4.1 million, including $2.0 million of stock compensation for the three months ended June 30, 2023. The increase in general and administrative expenses, exclusive of depreciation and amortization was mainly due to employee related expenses, legal fees, investor relations, and professional fees, which are offset with a decrease in stock compensation expenses.

●	The Company had an increase of approximately $900 thousand in employee related expense for the three months ended June 30, 2024 compared to three months ended June 30, 2023 due to an increase in resources and salaries of approximately $515 thousand, and in anticipation of hitting performance based targets of approximately $365 thousand.

●	Legal fees increased by approximately $248 thousand for the three months ended June 30, 2024 compared to the three months ended June 30, 2023; the increase is due to the legal work related to projects Dorothy 2 and other development projects.

●	The Company took a provision for expected credit loss for approximately $240 thousand for the three months ended June 30, 2024, compared to no provision for the three months ended June 30, 2023.

●	Investor relations increased by approximately $197 thousand for the three months ended June 30, 2024 compared to June 30, 2023 due to the Company implementing a series of investor acquisition and influencer marketing programs to attract new investors to Soluna Holdings.

●	Professional fees associated to audit and tax increased by approximately $177 thousand for the three months ended June 30, 2024 compared to June 30, 2023 due to additional costs related to subsidiary audits and tax preparation.

●	Offsetting the increase in general and administrative expenses, the Company’s stock compensation decreased by approximately $600 thousand due to an acceleration of grants and awards in May of 2023, which did not occur for the three months ended June 30, 2024.

Depreciation and Amortization associated with general and administrative expenses: Depreciation and amortization expense was comparable for the three months ended June 30, 2024 and the three months ended June, 2023 in which the balances totaled approximately $2.4 million, respectively. The balances mainly related to amortization expense related to the strategic pipeline contract that was acquired in October 2021.

Impairment on Fixed Assets: During the three months ended June 30, 2024, there were no impairment charges on fixed assets, compared to the Company had impairment charges of approximately $169 thousand for the three months ended June 30, 2023 due to revaluing the S19 miners to the current market conditions.

Interest expense: Interest expense for the three months ended June 30, 2024 was approximately $449 thousand related to approximately $361 thousand to the NYDIG loan and $37 thousand to the Navitas loan. In addition there was compounded interest and deferred financing amortization expense of approximately $50 thousand for the equipment financing loan and June 2024 secured note financing. Interest expense for the three months ended June 30, 2023, was $486 thousand which primarily related to amortization of warrants for the convertible notes of $115 thousand and interest on the NYDIG Financing Loan of approximately $315 thousand, as well as interest on the Navitas loan of $47 thousand.

Loss on Debt Extinguishment and Revaluation: For the three months ended June 30, 2024, the Company had a loss on debt revaluation of approximately $5.6 million, in which was in relation to approximately $4.0 million for the convertible notes due to factors including assumptions on conversions and payouts, annual volatility and stock price conditions on the dates of valuations compared to what the noteholders could convert at as of June 30, 2024. In addition, there was a $1.6 million loss on the valuation of a warrant liability. The warrant liability was ultimately reversed when Shareholder approval occurred on May 30, 2024, however, the Company needed to revalue the warrants as of May 30, 2024, in which created a loss of approximately $1.6 million due to mainly changes in the stock price as amount of warrants outstanding. For the three months ended June 30, 2023, the Company had a loss on debt revaluation of approximately $2.1 million. On May 11, 2023, the Company entered into a new debt agreement with the convertible noteholders and issued new warrants, and with doing so, created a debt extinguishment and loss of approximately $1.8 million, in which the main factor was the valuation of the new warrants. There was an additional $170 thousand valuation loss as of June 30, 2023 due to additional assumptions and assessments on the valuation of the debt at quarter end. See Note 8 for further details.

Loss (Gain) on Sale of Fixed Assets: The Company had an immaterial loss on sale of equipment of approximately $21 thousand for the three and six months ended June 30, 2024, in which related to equipment held for sale and in storage. The Company received proceeds on the sale of equipment $145 thousand for the three months ended June 30, 2024, in which the net book value was approximately $166 thousand. For the three months ended June 30, 2023, the Company had a gain on sale of equipment of $48 thousand in relation to the sale of M30 miners in May and June of 2023, which the Company sold the miners for a higher value than the current net book value. The Company received proceeds of approximately $561 thousand in which the miners had a net book value of approximately $513 thousand. In addition, the Company sold Switchgear and M31 miners for cash proceeds of approximately $476 thousand in which no gain or loss was recognized as the switchgear and miners were sold at net book value.

Other expense, net: For the three months ended June 30, 2024, other expense, net was approximately $49 thousand, compared to $238 thousand for the three months ended June 30, 2023. The main reason for the decrease in other expense, net, was that for the three months ended June 30, 2023 , there was a $250 thousand expense in relation to an extension fee for the noteholders of the convertible debt when the 2nd Amendment was signed on May 11, 2023, whereas for the three months ended June 30, 2024, there was an extension fee expense of approximately $325 thousand, offset with a gain on settlement of litigation with Atlas of approximately $254 thousand, in addition to some small additional other income items.

Income Tax Benefit: Income tax benefit for the three months ended June 30, 2024 was $649 thousand, compared to $547 thousand for the three months ended June 30, 2023. The comparable balances were mainly related to deferred tax amortization impact of acquiring an asset in a transaction that is not a business combination when the amount paid exceeds the tax basis on the acquisition date. As such, the Company is required to adjust the value of the strategic contract pipeline by approximately $10.9 million at inception date (October 29, 2021), in which was recorded as a deferred tax liability and this amount will be amortized over the life of the asset. For the three months ended June 30, 2024 and June 30, 2023, the Company amortized $547 thousand, respectively. In addition, for the three months ended June 30, 2024, the income tax benefit increased due to changes in estimable income and permanent differences in 2024.

Net income / (loss) attributable to non-controlling interest: Net income attributable to non-controlling interest for the three months ended June 30, 2024 was $1.7 million compared to a net loss of approximately $482 thousand for the three months ended June 30, 2023. This amount relates to Spring Lane’s 85% noncontrolling interest of the net profit in Soluna DVSL and Navitas 45.0% through 46.7% noncontrolling interest of the net profit in Soluna DV ComputeCo for the three months ended June 30, 2024 and 2023. The change in non-controlling interest relates to continued profitability at Dorothy 1A and Dorothy 1B, creating a total net profit which started to grow in the third quarter of fiscal year 2023. There was no minority interest for Dorothy 1B until the 2nd quarter of 2023, when Navitas obtained interest in DV ComputeCo. Dorothy 1A had a net profit of approximately $1.4 million for three months ended June 30, 2024, creating a non-controlling interest profit of approximately $1.2 million, compared to a $463 thousand net loss for the three months ended June 30, 2023, creating a non-controlling interest loss of $396 thousand. In addition, the increase also related to Dorothy 1B, which had a $87 thousand non-controlling interest loss for the three months ended June 30, 2023 to a non-controlling interest profit of $564 thousand for the three months ended June 30, 2024. As the Company was generating revenue from energization at Project Dorothy, the Company began to see a shift from a net loss to profit within non-controlling interest.

Consolidated Results of Operations for the Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023.

The following table summarizes changes in the various components of our net loss during the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

(Dollars in thousands)	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023	$ Change	% Change
Cryptocurrency mining revenue	$10,880	3,711	7,169	193%
Data hosting revenue	10,176	1,439	8,737	607%
Demand response service revenue	1,168	-	1,168	100%
Operating costs and expenses:
Cost of cryptocurrency mining revenue, exclusive of depreciation	3,724	3,410	314	9%
Cost of data hosting revenue, exclusive of depreciation	4,427	1,031	3,396	329%
Costs of revenue- depreciation	3,029	1,164	1,865	160%
General and administrative expenses, exclusive of depreciation and amortization	9,378	8,496	882	10%
Depreciation and amortization associated with general and administrative expenses	4,805	4,756	49	1%
Impairment on fixed assets	130	377	(247)	(66)%
Operating loss	(3,269)	(14,084)	10,815	(77)%
Other expense, net	(25)	(226)	201	(89)%
Interest expense	(873)	(1,861)	988	(53)%
Loss on sale of fixed assets	(21)	(30)	9	(30)%
Loss on debt extinguishment and revaluation, net	(8,698)	(1,581)	(7,117)	450%
Loss before income taxes	(12,886)	(17,782)	4,896	(28)%
Income tax benefit	1,197	1,093	104	10%
Net loss	(11,689)	(16,689)	5,000	(30)%
Net income (loss) attributable to non-controlling interest	4,438	(852)	5,290	(621)%
Net loss attributable to Soluna Holdings, Inc.	$(16,127)	(15,837)	(290)	2%

The following table summarizes the balances for the Project sites for cryptocurrency mining revenue, data hosting revenue, cost of cryptocurrency mining revenue, exclusive of depreciation, cost of data hosting revenue, exclusive of depreciation, and cost of depreciation during the six months ended June 30, 2024:

(Dollars in thousands)
	Project Dorothy 1B	Project Dorothy 1A	Project Sophie	Project Marie	Other	Total

Cryptocurrency mining revenue	$10,880	$-	$-	$-	$-	$10,880
Data hosting revenue	-	7,108	3,068	-	-	10,176
Demand response services	-	-	-	-	1,168	1,168
Total revenue	$10,880	$7,108	$3,068	$-	$1,168	$22,224

Cost of cryptocurrency mining, exclusive of depreciation	$3,724	$-	-	-	-	3,724
Cost of data hosting revenue, exclusive of depreciation	-	3,495	931	-	1	4,427
Cost of revenue- depreciation	2,167	560	302	-	-	3,029
Total cost of revenue	$5,891	$4,055	$1,233	$-	$1	$11,180

The following table summarizes the balances for the Project sites for cryptocurrency mining revenue, data hosting revenue, cost of cryptocurrency mining revenue, exclusive of depreciation, cost of data hosting revenue, exclusive of depreciation, and cost of depreciation during the six months ended June 30, 2023:

(Dollars in thousands)
	Project Dorothy 1B	Project Dorothy 1A	Project Sophie	Project Marie	Other		Total

Cryptocurrency mining revenue	$-	$-	$2,942	$769	$		$3,711
Data hosting revenue	-	456	693	276		14	1,439
Demand response services	-	-	-	-		-	-
Total revenue	$-	$456	$3,635	$1,045		$14	$5,150

Cost of cryptocurrency mining, exclusive of depreciation	$286	$-	2,323	801		-	3,410
Cost of data hosting revenue, exclusive of depreciation	-	566	251	214		-	1,031
Cost of revenue- depreciation	15	185	834	130		-	1,164
Total cost of revenue	$301	$751	$3,408	$1,145		$-	$5,605

Cryptocurrency Mining Revenue: Cryptocurrency revenue consists of revenue recognized from Soluna’s cryptocurrency mining operations. Cryptocurrency revenue was approximately $10.9 million for the six months ended June 30, 2024 compared to $3.7 million for the six months ended June 30, 2023. For the six months ended June 30, 2024, all cryptocurrency mining revenue related to Project Dorothy 1B, which began energization in the fourth quarter of 2023, and has been running at a full 25 MWs. Operations were stopped for Project Marie in February 2023 with the CCMA termination and NYDIG repossession of collateralized assets, and Project Sophie switched to Data Hosting beginning in the second quarter of fiscal year, as such no revenue was recognized for either Project Marie or Sophie for the six months ended June 30, 2024. The Company also noted for the six months ended June 30, 2024, that Project Marie shut down when only 8 MW was running for Proprietary Mining and Project Sophie was beginning to struggle and was not able to maintain running at 25 MW, therefore we started our transition to a hosting model and was fully switched by June 2023. In addition to the above, the average price of Bitcoin increased by 134% in the six months ended June 30, 2023 compared to the same period for June 2024.

Data Hosting Revenue: The Company’s cryptocurrency hosting services provide energized space and operating services to third-party mining companies who locate their mining hardware at one of our mining locations. Services include fees for hosting the miners which could be fixed fees or profit sharing, as well as potential additional fees for services provided such as installation charges or other services fees. Data hosting revenue was approximately $10.2 million for the six months ended June 30, 2024 compared to $1.4 million for the six months ended June 30, 2023. The significant increase was primarily related to energization and the deployment of hosting customers at Project Dorothy 1A in the second quarter of 2023 creating approximately $7.1 million in data hosting revenue for the six months ended June 30, 2024 compared to approximately $456 thousand for the same period in 2023, approximately a $6.7 million increase. In addition, Project Sophie switched their business model from proprietary mining to data hosting in the second quarter of 2023 which created an additional increase of approximately $2.4 million from approximately $692 thousand for the six months ended June 30, 2023 to approximately $3.1 million for the six months ended June 30, 2024. As such, the Company was performing hosting services utilizing approximately 50 MW between Project Dorothy 1A and Project Sophie. Offsetting the increase was the decommission of Project Marie operations in February 2023 causing a decline of approximately $276 thousand six months ended June 30, 2024 compared to June 30, 2023. For the first quarter of 2023, Project Marie was hosting at approximately 10 MW.

Demand Response Service: In November 2023, we completed our registration of Project Dorothy for one of ERCOT’s demand response programs, and we began services in December 2023. On a monthly basis we stand ready to deliver a set amount of committed capacity per period when and if called upon by ERCOT. We note that based on the time of the year, certain months and weather create more lucrative rewards. No such services were performed for the six months ended June 30, 2023.

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

Cost of cryptocurrency revenue, exclusive of depreciation costs was approximately $3.7 million and $3.4 million for the six months ended June 30, 2024 and 2023, respectively, approximately a $314 thousand increase. The higher costs during the six months ended June 30, 2024 compared to 2023 were due to the full Project Dorothy 1B site being active the entire six months ended June 30, 2024, versus as a start up beginning in the second quarter of 2023. Also noted, Project Sophie was no longer a proprietary mining site in the second quarter of 2023. The increase was slightly offset with the Company operating only one facility for the six months ended June 30, 2024, compared to two facilities for the six months ended June 30, 2023. Also, the electricity costs at Project Dorothy 1B are comparatively lower than the costs were at Project Sophie and Marie.

Cost of Data Hosting Revenue, exclusive of depreciation: Cost of data hosting revenue includes utility charges, site overhead expenses, and other charges.

Cost of data hosting revenue was approximately $4.4 million for the six months ended June 30, 2024 compared to $1.0 million for the six months ended June 30, 2023. This increase was due to Project Dorothy 1A which began operations and hosting services in May 2023, creating costs of approximately $3.5 million for the six months ended June 30, 2024, compared to $566 thousand for the six months ended June 30, 2023. Also, the Company began data hosting operations at Project Sophie in mid-April 2023, which created an increase in costs of approximately $680 thousand between the comparable periods. The increase was offset as a direct result by Project Marie’s operations ceasing in February 2023, where the main hosting contract was also simultaneously terminated, creating a decline in costs of approximately $214 thousand.

Cost of revenue- depreciation: Depreciation costs associated with cryptocurrency and data hosting revenue was approximately $3.0 million for the six months ended June 30, 2024 compared to approximately $1.2 million for the six months ended June 30, 2023. The increase related to the capital additions to fixed assets between the second quarter of fiscal year 2023 through the second quarter of 2024. It was noted that Project Marie was discontinued in February of 2023, Project Sophie had sold a majority of its miners in the second quarter of 2023, and the significant additions of capital expenditures at Project Dorothy, causing an increase in depreciation costs period over period. As the Company has begun to invest more in capital expenditures, we expect to see depreciation costs to significantly increase over the next several quarters.

General and Administrative Expenses, exclusive of depreciation and amortization: General and administrative expenses, exclusive of depreciation and amortization include cash and non-cash compensation, benefits and related costs in support of our general corporate operations, including general management, finance and accounting, human resources, marketing, information technology, corporate development, and legal services.

●	General and administrative expenses, exclusive of depreciation and amortization increased approximately $882 thousand or 10% for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. General and administrative expenses, exclusive of depreciation and amortization were approximately $9.4 million, including approximately $2.0 million of stock compensation expense for the six months ended June 30, 2024, compared to approximately $8.5 million, including $2.8 million of stock compensation for the six months ended June 30, 2023. This increase was mainly related to employee related expenses, professional fees and services, and investor relations, offset by a decrease in legal and stock compensation expenses.

●	The Company had an increase of approximately $1.3 million in wage related expense for the six months ended June 30, 2024 compared to six months ended June 30, 2023 due to an increase in resources and salaries of approximately $530 thousand and in anticipation of hitting performance based targets of approximately $742 thousand.

●	Professional fees associated to audit and tax increased by approximately $178 thousand for the six months ended June 30, 2024 compared to June 30, 2023 due to additional costs related to subsidiary audits and tax preparation.

●	The Company took a provision for expected credit loss for approximately $240 thousand for the six months ended June 30, 2024, compared to no provision for the six months ended June 30, 2023.

●	Consulting and other professional services increased by approximately $116 thousand for the six months ended June 30, 2024 compared to June 30, 2023 due to using outside support to navigate complex accounting transactions.

●	Investor relations increased by approximately $104 thousand for the six months ended June 30, 2024 compared to June 30, 2023 due to the Company implementing a series of investor acquisition and influencer marketing programs to attract new investors to Soluna Holdings.

●	Stock based compensation expense decreased by approximately $800 thousand for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, due to an acceleration of the Company’s grants and awards that occurred in May of 2023, as such, the outstanding grants and awards were higher in the previous year for the six months ended June 30, 2023, compared to the six months ended June 30, 2024.

●	Legal fees decreased by approximately $220 thousand for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease was mainly attributable to project associated legal expenses.

Depreciation and Amortization associated with general and administrative expenses: Depreciation and amortization expense was comparable for the six months ended June 30, 2024 and the six months ended June, 2023 in which the balances totaled approximately $4.8 million, respectively. The balances mainly related to amortization expense related to the strategic pipeline contract that was acquired in October 2021.

Impairment on Fixed Assets: During the six months ended June 30, 2024, the Company had impairment charges of approximately $130 thousand. This charge related to the sale of S19 miners that occurred in April 2024, whereas the Company wrote down the net book value of the miners to the subsequent sales price. During the six months ended June 30, 2023, the Company had impairment charges of approximately $377 thousand in which related to impairment of approximately $165 thousand for power supply units (PSUs) at the Sophie location and $43 thousand for M31 miners in which were subsequently sold in April 2023, in which the Company wrote down the net book value to subsequent sale price.

Interest expense: Interest expense for the six months ended June 30, 2024 was approximately $873 thousand related to approximately $722 thousand to the NYDIG loan and $100 thousand to the Navitas loan. In addition there was compounded interest and deferred financing amortization expense of approximately $50 thousand for the equipment financing loan and June 2024 secured note financing. Interest expense for the six months ended June 30, 2023 was $1.8 million and related to default and continuing interest expense of the NYDIG loan of approximately $692 thousand, interest and other charges of approximately $220 thousand for the promissory notes issued in January and February of 2023, and interest on amortization of warrants for the convertible debt of approximately $475 thousand, as well as default interest charged through March 10, 2023 for the convertible holders of approximately $420 thousand.

Loss on Debt Extinguishment and Revaluation: For the six months ended June 30, 2024, the Company had a loss on debt extinguishment and revaluation of approximately $8.7 million. This was due to on February 28, 2024, the Company entered into the Fourth Amendment with the Noteholders and lowered the conversion price and issued new warrants and repriced additional warrants with certain exercise features. The issuance and reprice of warrants created a loss of extinguishment of debt of approximately $5.8 million, in which was offset by a gain on debt revaluation of the convertible debt of approximately $1.3 million as of February 28, 2024 (date of Fourth Amendment) and March 31, 2024 due to several factors including assumptions on conversions and payouts, annual volatility and stock price conditions on the dates of valuations. In addition, there was a revaluation of the warrant liability, in which created a gain on revaluation of approximately $1.5 million. The Company did a fair value assessment of the notes as of June 30, 2024, in which created a loss on revaluation of approximately $4.0 million in which was noted above. In addition, in the second quarter of fiscal year 2024, the Company did a revaluation of the warrants through May 30, 2024 in which was the date of Annual Shareholder approval, in which created a loss on revaluation of approximately $1.6 million. The Company notes for the six months ended June 30, 2023, the Company had a net loss on debt extinguishment and revaluation of $1.6 million due to the extinguishment and revaluation noted above in the second quarter of 2023, offset with a gain of $473 thousand in the first quarter of 2023. See Note 8 for further details.

Loss on Sale of Fixed Assets: The Company had an immaterial loss on sale of equipment of approximately $21 thousand for the six months ended June 30, 2024, in which related to equipment held for sale and in storage. The Company received proceeds on the sale of equipment of approximately $215 thousand for the six months ended June 30, 2024, in which the net book value was approximately $236 thousand.

For the six months ended June 30, 2023, the Company had a loss on sale of equipment of approximately $30 thousand. In January 2023, the Company sold M20 and M21 miners for a loss on sale of equipment of approximately $82 thousand in which the Company received proceeds of $213 thousand for our M20 and M21 miners which were previously reported as held for sale as of December 31, 2022, in which had a net book value of $295 thousand. There were additional proceeds of $36 thousand in March 2023, in which resulted in a gain of approximately $3 thousand of scrap and other equipment. This was offset with a gain on sale of approximately $48 thousand in relation to the sale of M30 miners in May and June of 2023, which the Company sold the miners for a higher value than the current net book value. The Company received proceeds of approximately $561 thousand in which the miners had a net book value of approximately $513 thousand. In addition, the Company sold Switchgear and M31 miners for cash proceeds of approximately $476 thousand in which no gain or loss was recognized as the switchgear and miners were sold at net book value.

Other expense, net: For the six months ended June 30, 2024, other expense, net was approximately $25 thousand, respectively, compared to $226 thousand for the six months ended June 30, 2023. The main reason for the decrease in other expense, net, was that for the six months ended June 30, 2023 , there was a $250 thousand expense in relation to an extension fee for the noteholders of the convertible debt when the 2nd Amendment was signed on May 11, 2023, whereas for the six months ended June 30, 2024, there was an extension fee expense of approximately $325 thousand, offset with a gain on settlement of litigation with Atlas of approximately $254 thousand, in addition to some small additional other income items.

Income Tax Benefit: Income tax benefit for the six months ended June 30, 2024 was approximately $1.2 million, compared to approximately $1.1 million for the six months ended June 30, 2023. The comparable balances were mainly related to deferred tax amortization impact of acquiring an asset in a transaction that is not a business combination when the amount paid exceeds the tax basis on the acquisition date. As such, the Company is required to adjust the value of the strategic contract pipeline by approximately $10.9 million at inception date (October 29, 2021), in which was recorded as a deferred tax liability and this amount will be amortized over the life of the asset. For the six months ended June 30, 2024 and June 30, 2023, the Company amortized approximately $1.1 million.

Net income / (loss) attributable to non-controlling interest: Net income attributable to non-controlling interest for the six months ended June 30, 2024 was $4.4 million compared to a net loss of approximately $852 thousand for the six months ended June 30, 2023. This amount relates to Spring Lane’s 85% noncontrolling interest of the net profit in Soluna DVSL and Navitas 45.0% through 49% noncontrolling interest of the net profit in Soluna DV ComputeCo for the six months ended June 30, 2024 and 2023. The change in non-controlling interest relates to continued profitability at Dorothy 1A and Dorothy 1B, creating a total net profit which started to grow in the third quarter of fiscal year 2023. There was no minority interest for Dorothy 1B until the 2nd quarter of 2023, when Navitas obtained interest in DV ComputeCo. Dorothy 1A had a net profit of approximately $2.8 million for six months ended June 30, 2024, creating a non-controlling interest profit of approximately $2.4 million, compared to a $896 thousand net loss for the six months ended June 30, 2023, creating a non-controlling interest loss of $765 thousand. In addition, the increase also related to Dorothy 1B, which had a $87 thousand non-controlling interest loss for the six months ended June 30, 2023 to a non-controlling interest profit of $2.1 million for the six months ended June 30, 2024. As the Company was generating revenue from energization at Project Dorothy, the Company began to see a shift from a net loss to profit within non-controlling interest.

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

Reconciliations of Adjusted EBITDA to net loss, the most comparable GAAP financial metric, for historical periods are presented in the table below:

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net loss	$(9,145)	$(9,257)	$(11,689)	$(16,689)
Interest expense	449	486	873	1,861
Income tax benefit	(649)	(547)	(1,197)	(1,093)
Depreciation and amortization	3,909	2,918	7,834	5,920
EBITDA	(5,436)	(6,400)	(4,179)	(10,001)

Adjustments: Non-cash items

Stock-based compensation costs	1,368	2,232	2,029	3,111
(Gain) loss on sale of fixed assets	21	(48)	21	30
Provision for credit losses	244	-	244	-
Impairment on fixed assets	-	169	130	377
Loss on debt extinguishment and revaluation , net	5,600	2,054	8,698	1,581
Adjusted EBITDA	$1,797	$(1,993)	$6,943	$(4,902)

Stock based compensation costs represented approximately $1.4 million non-cash restricted stock awards, units and options for the three months ended June 30, 2024 to members of our Board of Directors and certain Company employees compared to non-cash restricted stock units and options of $2.2 million to members of our Board of Directors and certain Company employees for the three months ended June 30, 2023. Stock based compensation costs represented approximately $2.0 million non-cash restricted stock units, awards and options for the six months ended June 30, 2024 to members of our Board of Directors and certain Company employees compared to non-cash restricted stock units and options of approximately $3.1 million to members of our Board of Directors and certain Company employees for the six months ended June 30, 2023.

The following table represents the Adjusted EBITDA activity between each three-month period from January 1, 2024 through June 30, 2024.

(Dollars in thousands)
	Three months ended March 31, 2024	Three months ended June 30, 2024

Net loss	$(2,544)	$(9,145)
Interest expense, net	424	449
Income tax (benefit) expense	(548)	(649)
Depreciation and amortization	3,926	3,909
EBITDA	1,258	(5,436)

Adjustments: Non-cash items

Stock-based compensation costs	661	1,368
Loss on sale of fixed assets	1	21
Provision for credit losses	-	244
Impairment on fixed assets	130	-
Loss (gain) on debt extinguishment and revaluation, net	3,097	5,600
Adjusted EBITDA	$5,147	$1,797

The following table represents the Adjusted EBITDA activity between each three-month period from January 1, 2023 through December 31, 2023.

(Dollars in thousands)
	Three months ended March 31, 2023	Three months ended June 30, 2023	Three months ended September 30, 2023	Three months ended December 31, 2023

Net loss	$(7,432)	$(9,257)	$(6,016)	$(4,998)
Interest expense, net	1,374	486	495	393
Income tax (benefit) expense	(547)	(547)	569	(542)
Depreciation and amortization	3,002	2,918	3,579	3,877
EBITDA	(3,603)	(6,400)	(1,373)	(1,270)

Adjustments: Non-cash items

Stock-based compensation costs	879	2,232	595	606
Loss (gain) on sale of fixed assets	78	(48)	373	(5)
Impairment on fixed assets	209	169	41	156
Loss (gain) on debt extinguishment and revaluation, net	(473)	2,054	769	1,554
Adjusted EBITDA	$(2,910)	$(1,993)	$405	$1,041

Liquidity and Capital Resources

Several key indicators of our liquidity are summarized in the following table:

(Dollars in thousands)	Six Months Ended or as of	Six Months Ended or as of	Year Ended or as of
	June 30,	June 30,	December 31,
	2024	2023	2023
Cash	$9,558	$7,464	$6,368
Restricted cash	1,951	2,780	3,999
Working capital (deficit)	(5,046)	6,140	(13,891)
Net loss	(11,689)	(16,689)	(27,703)
Net cash provided by (used in) operating activities	(3,473)	(3,836)	(2,987)
Purchase of property, plant and equipment	(278)	(2,895)	(12,705)

The Company had a consolidated accumulated deficit of approximately $267.1 million as June 30, 2024. As of June 30, 2024, the Company had negative working capital of approximately $5.0 million, $5.3 million outstanding principal in notes payable that may be converted to common stock, a subsidiary of the Company that defaulted on equipment financing and has a current outstanding loan of $9.2 million, a 3-year secured loan financing of approximately $12.5 million, an equipment financing of approximately $720 thousand, and a 2-year $2.05 million principal loan commitment to Navitas, in which as of June 30, 2024 has an outstanding principal balance of approximately $472 thousand. The Company had outstanding commitments as of June 30, 2024, related to SDI of $2.4 million in capital expenditures related to Project Dorothy 2 and $34.3 million related to Cloudco with HPE, and approximately $9.6 million of cash available to fund its operations.

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

As shown in the accompanying financial statements, the Company did not generate sufficient revenue to generate net income and has negative working capital as of June 30, 2024. These factors, among others, indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year after issuance of the condensed financial statements as of June 30, 2024, or August 14, 2024.

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

Operating Activities

Net cash used by operations was approximately $3.5 million during the six months ended June 30, 2024. The Company had a net loss for the six months ended June 30, 2024 of approximately $11.7 million. Non-cash items included approximately $3.1 million of depreciation expense and $4.7 million of amortization expenses, $2.0 million of stock compensation expenses, $8.7 million of loss on debt extinguishment and revaluation, $244 thousand in provision for credit losses, and $130 thousand of impairment of fixed assets. These non-cash items were offset with a deferred tax benefit of $1.2 million. The change in asset and liabilities of $9.7 million is mainly due to an increase in prepaid expenses by $10.8 million due to a prepayment of an arrangement with HPE of $10.3 million, an increase in accounts receivable of $486 thousand attributable for demand service revenue and data hosting customer receivables increasing, offset with an increase in accrued expenses and accounts payable of $2.1 million in relation to bonus accruals, NYDIG interest, and Project Dorothy 2 and Kati related bills. The other changes in assets and liabilities were not material.

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

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2024 was approximately $2.2 million consisting mainly of capital expenditures of $278 thousand and increase in deposits on equipment of $2.1 million. Net cash used in investing activities during the six months ended June 30, 2023 was approximately $9.6 million consisting mainly of capital expenditures of $2.9 million, in addition to net increase through purchases on deposits and credits on equipment of $7.9 million, less cash proceeds from sale of equipment of $1.3 million. Net cash used in investing activities from continuing operations during the six months ended June 30, 2022 was approximately $50.6 million.

Financing Activities

Net cash provided by financing activities was approximately $7.8 million consisting mainly of proceeds from financing of approximately $13.2 million in which $12.5 million was from 2024 secured loan financing and $720 thousand was drawn down for equipment financing. In addition, there was $2.3 million in warrants exercised. Offsetting the net cash provided by financing activities was $5.8 million in cash distributions to non-controlling interest members, and payments of $1.9 million relation to Navitas loan and deferred financing charges. Net cash provided by financing activities was approximately $21.8 million during the six months ended June 30, 2023, which consisted of cash contributions for non-controlling interest of approximately $19.4 million. The Company also received net proceeds from debt issuances of $2.9 million less debt payment costs of $175 thousand and $350 thousand for payment on the Company’s line of credit.

Debt

On September 15, 2021, the Company entered into a $1.0 million unsecured line of credit with KeyBank National Association (“KeyBank”), that will, among other things, allow the Company to request loans and to use the proceeds of such loans for working capital and other general corporate purposes (the “KeyBank facility”). The line of credit bears interest at a rate of Prime + 0.75% per annum. Accrued interest is due monthly and principal is due in full following KeyBank’s demand. As of January 1, 2022, the entire line of credit of $1.0 million was drawn and outstanding. As of December 31, 2023, the entire original $1.0 million outstanding balance has been paid down, and the Company did not have an outstanding balance as of December 31, 2023 and June 30, 2024. The Company does not plan to draw down on the line of credit in the foreseeable future. In addition, future drawdowns may require pre-approval by KeyBank.

On October 25, 2021, the Company issued to certain institutional investors secured convertible notes in the aggregate principal amount of approximately $16.3 million for an aggregate purchase price of $15.0 million. The notes are convertible, subject to certain conditions, at any time at the option of the investors, into an aggregate of 71,043 shares of the Company’s common stock. On May 11, 2023, the Company entered into the Second Amendment with the Noteholders in which increased the principal outstanding balance to approximately $13.3 million and extending the maturity date to July 2024. On November 20, 2023 the Company and the Noteholders entered into a Third Amendment Agreement to amend the Notes, the October SPA and related agreements to facilitate future financings by the Company that may include funds for prepayment of the Notes by permitting the Company to force conversion of up to $1.5 million of the Notes under certain circumstances and reduce the prepayment penalty in return for reducing the conversion price of the $4.7 million of the Notes to $3.78 and reducing the exercise price of 150 thousand of the Warrants to $0.01.The Noteholders have converted approximately $4.6 million between May 11, 2023 to December 31, 2023, reducing the principal balance to approximately $8.7 million as of December 31, 2023. On February 28, 2024, the Company and the Noteholders have entered into a Fourth Amendment which allowed all the outstanding debt to be converted at a rate of $3.78. The Noteholders converted approximately $3.7 million between January 1, 2024 through June 30, 2024, reducing the outstanding principal balance to approximately $5.3 million as of June 30, 2024, which included an extension fee of approximately $325 thousand.

On January 14, 2022, the Company effected an initial drawdown under the Master Equipment Finance Agreement with NYDIG in the aggregate principal amount of approximately $4.6 million that bore interest at 14%. On January 26, 2022, the Company had a subsequent drawdown of $9.6 million. On December 20, 2022, Soluna MC Borrowing 2021-1 LLC (“Borrower”) received a Notice of Acceleration and Repossession (the “NYDIG Notice”) from NYDIG with respect to the Master Agreement, by and between Borrower and NYDIG. The obligations of Borrower under the Master Agreement and reflected in the NYDIG Notice are ring-fenced to Borrower and its direct parent company, Soluna MC LLC. The Company is not a party to any guaranty, collateral agreement or other support agreement with or for the benefit of NYDIG. As such, the principal balance of $10.5 million as of December 31, 2022 became due immediately and the Borrower shall bear interest, at a rate per annum equal to 2.0% plus the rate per annum otherwise applicable to such obligations set forth in the Master Agreement. On February 23, 2023, NYDIG proceeded to foreclose on all of the collateral securing the MEFA, and repossessed the collateralized assets that totaled approximately $3.4 million, in which approximately $560 thousand was first used to pay off accrued interest and penalty to date. On September 5, 2023, NYDIG provided a letter finalizing the accounting for the repossessed collateralized assets totaling proceeds of approximately $3.4 million. This included legal and other expenses associated with the sale of the assets net a modest gain on the estimated net book value of the assets totaling $251 thousand that was expensed as a loss on disposition of assets for the year ended December 31, 2023. On December 7, 2023, NYDIG filed its Motion for Summary Judgment seeking entry of a judgment against Soluna in the approximate amount of $10.3 million for principal and interest and penalties. On January 12, 2024, Soluna filed its objection to NYDIG’s motion for summary judgment on the grounds that NYDIG failed to explain what collateral of which loan was sold and how the sale proceeds were allocated to each loan. A summary judgment motion was performed on February 13, 2024, and was agreed upon by both NYDIG and the Borrower, that the total outstanding loan principal balance would be approximately $9.2 million, in which a penalty fee was applied of approximately $1.0 million to the repossessed collateralized assets, and outstanding interest and penalty balance would be approximately $936 thousand as of December 31, 2023. As of June 30, 2024, the Company still has an outstanding loan principal of approximately $9.2 million and outstanding interest and penalty balance of approximately $1.5 million.

On May 9, 2023, Soluna DV ComputeCo, LLC and Navitas West Texas Investments SPV, LLC entered into a 2-year Loan Agreement for $2,050,000. The unpaid principal balance of the Term Loan shall bear interest at per annum rate equal to 15%. As of June 30, 2024, the Company has an outstanding principal balance of approximately $472 thousand.

On May 16, 2024, SDI SL Borrowing – 1, LLC, an affiliate of Soluna Holdings, Inc. (the “Borrower”) entered into a loan agreement (the “Equipment Loan Agreement” or the “Loan”) with Soluna2 SLC Fund II Project Holdco LLC (the “Lender”, and collectively, the “Parties”). The Equipment Loan Agreement provides for the Company to borrow, from time to time, up to $1.0 million to be used to purchase necessary equipment for the progression of Project Dorothy 2. Any loans made under the Equipment Loan Agreement have a maturity date of May 16, 2027, and will bear interest at a rate of 15% per annum. On May 17, 2024, the Borrower drew down $720 thousand of the equipment loan with the Lender. As of June 30, 2024, the Borrower has an outstanding principal and compounded interest of approximately $734 thousand. Subsequently, on July 22, 2024, the Borrower satisfied and repaid the Borrowing Amount in full by issuing the Investor Class B Membership Interests in the Dorothy 2 project at three times the value of the Borrowing Amount (i.e., $2.16 million).

On June 20, 2024, pursuant to the terms and subject to the conditions of a June SPA by and among (i) CloudCo, (ii) Soluna Cloud, (iii) the Company and (iv) Investor, CloudCo issued to the Investor a secured promissory note in a principal amount equal to $12.5 million (the “June 2024 Note”). The June 2024 Note accrues interest at a rate 9.0% per annum, subject to adjustment upon an event of default. The June 2024 Note matures on June 20, 2027.

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

Factors Expected to Affect Our Future Results

Revenue Sources:

Our revenue streams consist of several components:

1. Hosting Revenues: We provide electrical power and network connectivity to cryptocurrency mining customers, who pay a specified amount and rate for these services. In the first quarter of 2024, we have entered in a co-location agreement with a GPU startup delivering specialized GPU services for AI computing.

2. Block Rewards in Bitcoin: These are fixed rewards programmed into the Bitcoin software and awarded to miners for solving cryptographic problems and creating new blocks on the blockchain.

3. Participation in Demand Response Programs: We also generate revenue by participating in demand response programs.

Market Price of Bitcoin

Changes in the market value of Bitcoin directly impact our revenues. For example, in 2021 and 2022, the average Bitcoin price was $47,432 and $28,298, respectively. By December 31, 2023, the price of Bitcoin had reached a high of $44,146. For the three and six months ended June 30, 2024, the price of Bitcoin had reached a high of $71,631 and $73,083, and the average price of Bitcoin for the three and six months ended June 30, 2024 was $65,678 and $59,628.

Halving

Halving events occur periodically in the Bitcoin network, reducing block rewards. The reduction is designed to occur irrespective of ongoing demand. While halving can impact our revenues negatively by reducing the rewards for mining, it will continue until the total Bitcoin rewards issued reach approximately 21 million, expected around 2140. For fiscal year 2023 and through April 19, 2024, the block rewards were fixed at 6.25 Bitcoin per block, and on April 19, 2024 Bitcoin halved again to 3.125.

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

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of SHI’s disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s (the “SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and we necessarily apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Atlas

In September 2023, Atlas Technology Group LLC (“Atlas”) filed a complaint against Soluna MC LLC, Soluna Computing, Inc., and Soluna Holdings, Inc. (collectively, the “Atlas Defendants”) in the Supreme Court of New York regarding a co-location services agreement. Atlas alleged that Soluna MC’s termination of the agreement was a breach, seeking a return of pre-paid fees of approximately $464 thousand, additional damages of at least $7.9 million, and reimbursement of legal fees. The complaint also mentioned alter ego liability and corporate veil piercing.

The Atlas Defendants filed a motion to dismiss, and on April 17, 2024, the Court dismissed three of the four counts. The remaining count was answered on May 6, 2024, with counterclaims against Atlas. The Court denied the dismissal of Soluna Computing, Inc. and Soluna Holdings, Inc. as parties, leading to an appeal filed on May 7, 2024.

On June 25, 2024, Atlas and the Atlas Defendants entered into a settlement agreement.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description
10.101	Side Letter Agreement, dated July 22, 2023 by and between Soluna Digital, Inc. and Soluna2 SLC Fund II Project Holdco LLC
10.102	Payoff Letter between SDI SL Borrowing - 1, LLC and Soluna2 SLC Fund II Project Holdco LLC, dated July 22, 2023
10.103	Assignment of Equipment and Debt Agreement by and between Soluna DVSL II Computeco, LLC and SDI SL Borrowing – 1, LLC, dated July 22, 2024
10.104	Assignment of Equipment Agreement by and between Soluna EPC Services, LLC and Soluna DVSL II Computeco, LLC, dated July 22, 2024
10.105	HPE Greenlake Services Custom Statement of Work, dated June 18, 2024
10.106[1]	Promissory Note between Soluna AL Cloudco, LLC and [***], dated June 20, 2024
10.107[1]	Note Purchase Agreement by and among Soluna AL Cloudco, LLC, Soluna Cloud, Inc., Soluna Holdings, Inc. and [***]
10.108[1]	Guaranty Agreement between Soluna Cloud, Inc. and [***] dated June 20, 2024
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

1 Certain confidential portions of this Exhibit have been redacted pursuant to Item 601(b)(10) of Regulation S-K. The omitted information is not material and would be competitively harmful if disclosed.

All other exhibits for which no other filing information is given are filed herewith.

* Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in eXtensible Business Reporting Language (XBRL) and tagged as blocks of text and including detailed tags: (i) Condensed Consolidated Balance Sheets at June 30, 2024 and December 31, 2023; (ii) Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2024 and 2023; (iii) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2024 and 2023; and (iv) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Soluna Holdings, Inc.

Date: August 14, 2024	By:	/s/ John Belizaire
John Belizaire
Chief Executive Officer

	By:	/s/ John Tunison
John Tunison
Chief Financial Officer

