Form 10-Q
period 2024-09-30
Soluna Holdings, Inc
filed 2024-11-14
CIK 64463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

Commission File Number: 001-40261

Soluna Holdings, Inc.

(Exact name of registrant as specified in its charter)

Nevada	14-1462255
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

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

As of November 12, 2024, the Registrant had 8,372,791 shares  of common stock outstanding.

SOLUNA HOLDINGS, INC. AND SUBSIDIARIES

INDEX

Glossary of Abbreviations and Acronyms

PART I. FINANCIAL INFORMATION		4

Item 1.	Financial Statements	4

	Condensed Consolidated Balance Sheets As of September 30, 2024 (Unaudited) and December 31, 2023	4

	Condensed Consolidated Statements of Operations (Unaudited) For the Three and Nine Months Ended September 30, 2024 and 2023	5

	Condensed Consolidated Statements of Changes in Equity For the Year Ended December 31, 2023 and the Three and Nine Months Ended September 30, 2024 (Unaudited)	6

	Condensed Consolidated Statements of Cash Flows (Unaudited) For the Nine Months Ended September 30, 2024 and 2023	8

	Notes to Condensed Consolidated Financial Statements (Unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	54

Item 4.	Controls and Procedures	55

PART II. OTHER INFORMATION		56

Item 1.	Legal Proceedings	56

Item 1A.	Risk Factors	57

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	57

Item 3.	Defaults Upon Senior Securities	57

Item 4.	Mine Safety Disclosures	57

Item 5.	Other Information	57

Item 6.	Exhibits	57

SIGNATURES		58

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Soluna Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

As of September 30, 2024 (Unaudited) and December 31, 2023

(Dollars in thousands, except per share)	September 30, 2024	December 31, 2023
Assets
Current Assets:
Cash	$8,766	$6,368
Restricted cash	1,981	2,999
Accounts receivable, net (allowance for expected credit losses $611 and $0 as of September 30, 2024 and December 31, 2023)	2,045	2,948
Notes receivable	33	446
Prepaid expenses and other current assets	5,662	1,416
Equipment held for sale	28	107
Total Current Assets	18,515	14,284
Restricted cash, noncurrent	1,460	1,000
Other assets	8,718	2,954
Deposits and credits on equipment	5,019	1,028
Property, plant and equipment, net	43,471	44,572
Intangible assets, net	19,986	27,007
Operating lease right-of-use assets	180	431
Total Assets	$97,349	$91,276

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$3,388	$2,099
Accrued liabilities	7,666	4,906
Convertible notes payable	3,370	8,474
Current portion of debt	14,529	10,864
Income tax payable	65	24
Customer deposits-current	2,291	1,588
Operating lease liability	26	220
Total Current Liabilities	31,335	28,175

Other liabilities	191	499
Customer deposits- long-term	-	1,248
Long-term debt	8,100	-
Operating lease liability	155	216
Deferred tax liability, net	5,973	7,779
Total Liabilities	45,754	37,917

Commitments and Contingencies (Note 9)

Stockholders’ Equity:
9.0% Series A Cumulative Perpetual Preferred Stock, par value $0.001 per share, $25.00 liquidation preference; authorized 6,040,000; 4,953,545 and 3,061,245 shares issued and outstanding as of September 30, 2024 and December 31, 2023	5	3
Series B Preferred Stock, par value $0.0001 per share, authorized 187,500; 62,500 shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, par value $0.001 per share, authorized 75,000,000; 7,690,219 shares issued and 7,649,478 shares outstanding as of September 30, 2024 and 2,546,361 shares issued and 2,505,620 shares outstanding as of December 31, 2023	8	3
Additional paid-in capital	308,947	291,276
Accumulated deficit	(274,287)	(250,970)
Common stock in treasury, at cost, 40,741 shares at September 30, 2024 and December 31, 2023	(13,798)	(13,798)
Total Soluna Holdings, Inc. Stockholders’ Equity	20,875	26,514
Non-Controlling Interest	30,720	26,845
Total Stockholders’ Equity	51,595	53,359
Total Liabilities and Stockholders’ Equity	$97,349	$91,276

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soluna Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

For the Three and Nine Months Ended September 30, 2024 and 2023

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share)	2024	2023	2024	2023

Cryptocurrency mining revenue	$2,811	$1,786	$13,691	$5,497
Data hosting revenue	4,271	4,011	14,446	5,451
High-performance computing service revenue	-	-	-	-
Demand response service revenue	443	-	1,612	-
Total revenue	7,525	5,797	29,749	10,948
Operating costs:
Cost of cryptocurrency mining revenue, exclusive of depreciation	1,963	1,040	5,687	4,451
Cost of data hosting revenue, exclusive of depreciation	2,555	2,150	6,982	3,181
Cost of high-performance computing services	2,859	-	2,859	-
Costs of revenue- depreciation	1,512	1,200	4,540	2,364
Total costs of revenue	8,889	4,390	20,068	9,996
Operating expenses:
General and administrative expenses, exclusive of depreciation and amortization	5,248	2,723	14,625	11,219
Depreciation and amortization associated with general and administrative expenses	2,404	2,379	7,209	7,134
Total general and administrative expenses	7,652	5,102	21,834	18,353
Impairment on fixed assets	-	41	130	418
Operating loss	(9,016)	(3,736)	(12,283)	(17,819)
Interest expense	(821)	(495)	(1,694)	(2,355)
Gain (loss) on debt extinguishment and revaluation, net	1,203	(769)	(7,495)	(2,350)
Loss on sale of fixed assets	-	(373)	(21)	(404)
Other expense, net	(6)	(74)	(32)	(301)
Loss before income taxes	(8,640)	(5,447)	(21,525)	(23,229)
Income tax benefit (expense)	547	(569)	1,743	524
Net loss	(8,093)	(6,016)	(19,782)	(22,705)
(Less) Net loss (income) attributable to non-controlling interest	903	(646)	(3,535)	206
Net loss attributable to Soluna Holdings, Inc.	$(7,190)	$(6,662)	$(23,317)	$(22,499)

Basic and Diluted loss per common share:
Basic & Diluted loss per share	$(1.29)	$(5.96)	$(6.00)	$(24.16)

Weighted average shares outstanding (Basic and Diluted)	7,738,664	1,412,640	5,147,602	1,162,689

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soluna Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
For the Year Ended December 31, 2023

And the Three and Nine Months Ended September 30, 2024 (Unaudited)

(Dollars in thousands, except per share)

	Preferred Stock				Common Stock		Additional Paid-in		Treasury Stock		Non-	Total
	Series A Shares	Amount	Series B Shares	Amount	Shares (1)	Amount (1)	Capital (1)	Accumulated Deficit	Shares (1)	Amount	Controlling Interest	Stockholders’ Equity
January 1, 2023	3,061,245	$3	62,500	$—	788,578	$1	$277,429	$(221,769)	40,741	$(13,798)	4,406	$46,272

Net loss	—	—	—	—	—	—	—	(7,062)	—	—	(370)	(7,432)

Preferred dividends- Series B	—	—	—	—	—	—	(131)	—	—	—	—	(131)

Stock-based compensation	—	—	—	—	—	—	865	—	—	—	—	865

Issuance of shares – securities purchase offering	—	—	—	—	87,144	—	439	—	—	—	—	439

Restricted stock units vested	—	—	—	—	5,769	—	—	—	—	—	—	—

Issuance of shares – restricted stock	—	—	—	—	1,400	—	14	—	—	—	—	14

Issuance of shares- Notes conversion	—	—	—	—	174,505	—	1,394	—	—	—	—	1,394

Contribution from Non-Controlling interest	—	—	—	—	—	—	—	—	—	—	8,758	8,758

March 31, 2023	3,061,245	$3	62,500	$—	1,057,396	$1	$280,010	$(228,831)	40,741	$(13,798)	$12,794	$50,179

Net loss	—	—	—	—	—	—	—	(8,775)	—	—	(482)	(9,257)

Preferred dividends – Series B	—	—	—	—	—	—	(252)	—	—	—	—	(252)

Stock-based compensation	—	—	—	—	—	—	2,232	—	—	—	—	2,232

Issuance of shares – securities purchase offering	—	—	—	—	63,978	—	446	—	—	—	—	446

Restricted stock units vested	—	—	—	—	25,125	—	—	—	—	—	—	—

Issuance of shares-merger shares	—	—	—	—	19,800	—	—	—	—	—	—	—

Issuance of shares- Notes conversion	—	—	—	—	64,351	—	400	—	—	—	—	400

Warrants and valuation issued in relation to debt amendment	—	—	—	—	—	—	1,330	—	—	—	—	1,330

Contribution from Non-Controlling interest	—	—	—	—	—	—	—	—	—	—	13,543	13,543

June 30, 2023	3,061,245	$3	62,500	$—	1,230,650	$1	$284,166	$(237,606)	40,741	$(13,798)	$25,855	$58,621

Net (loss) income	—	—	—	—	—	—	—	(6,662)	—	—	646	(6,016)

Preferred dividends-Series B	—	—	—	—	—	—	(38)	—	—	—	—	(38)

Stock-based compensation	—	—	—	—	—	—	595	—	—	—	—	595

Issuance of shares – securities purchase offering	—	—	—	—	113,502	—	770	—	—	—	—	770

Common Shares and Warrants for Series B dividend payment	—	—	—	—	44,000	—	656	—	—	—	—	656

Issuance of shares- notes conversion	—	—	—	—	104,577	—	650	—	—	—	—	650

Contribution from Non-Controlling interest	—	—	—	—	—	—	—	—	—	—	151	151

September 30, 2023	3,061,245	$3	62,500	$—	1,492,729	$1	$286,799	$(244,268)	40,741	$(13,798)	$26,652	$55,389

Net (loss) income	—	—	—	—	—	—	—	(6,702)	——	—	1,705	(4,997)

Stock-based compensation	—	—	—	—	—	—	602	—	—	—	—	602

Issuance of shares-merger shares	—	—	—	—	39,600	—	—	—	—	—	—	—

Issuance of shares –warrants exercise	—	—	—	—	81,726	—	—	—	—	—	—	—

True up shares for reverse split	—	—	—	—	37,762	—	—	—	—	—	—	—

Restricted stock units vested	—	—	—	—	2,299	—	—	—	—	—	—	—

Warrant revaluation	—	—	—	—	—	—	307	—	—	—	—	307

Issuance of shares- notes conversion	—	—	—	—	892,245	2	3,568	—	—	—	—	3,570

Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	—	(1,520)	(1,520)

Contribution from Non-Controlling interest	—	—	—	—	—	—	—	—	—	—	8	8

December 31, 2023	3,061,245	$3	62,500	$—	2,546,361	$3	$291,276	$(250,970)	40,741	$(13,798)	$26,845	$53,359

(1)	Prior period results have been adjusted to reflect the Reverse Stock Split of the Common Stock at a ratio of 1-for-25 that became effective October 13, 2023. See Note 2, “Basis of Presentation,” for details.

	Preferred Stock				Common Stock		Additional		Treasury Stock		Non-	Total
	Series A Shares	Amount	Series B Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Shares	Amount	Controlling Interest	Stockholders’Equity

January 1, 2024	3,061,245	$3	62,500	$—	2,546,361	$3	$291,276	$(250,970)	40,741	$(13,798)	$26,845	$53,359

Net (loss) income	—	—	—	—	—	—	—	(5,254)	—	—	2,710	(2,544)

Reverse split adjustment	—	—	—	—	17	—	—	—	—	—	—	—

Stock-based compensation	—	—	—	—	—	—	661	—	—	—	—	661

Issuance of shares – warrant exercise	—	—	—	—	61,501	—	300	—	—	—	—	300

Restricted stock units vested	—	—	—	—	3,780	—	—	—	—	—	—	—

Issuance of shares- Notes conversion	—	—	—	—	270,572	—	1,023	—	—	—	—	1,023

Warrant revaluation	—	—	—	—	—	—	(1,715)	—	—	—	—	(1,715)

Distribution to Non-Controlling interest	—	—	—	—	—	—	—	—	—	—	(2,233)	(2,233)

March 31, 2024	3,061,245	$3	62,500	$—	2,882,231	$3	$291,545	$(256,224)	40,741	$(13,798)	$27,322	$48,851

Net (loss) income	—	—	—	—	—	—	—	(10,873)	—	—	1,728	(9,145)

Series A Preferred Stock issuance	1,892,300	2	—	—	—	—	(2)	—	—	—	—	—

Stock-based compensation	—	—	—	—	—	—	1,386	—	—	—	—	1,386

Issuance of shares – warrant exercise	—	—	—	—	529,354	—	2,004	—	—	—	—	2,004

Issuance of shares- Restricted stock awards	—	—	—	—	1,149,767	1	(1)	—	—	—	—	—

Restricted stock units vested	—	—	—	—	100	—	—	—	—	—	—	—

Issuance of shares- Notes conversion	—	—	—	—	711,393	1	2,688	—	—	—	—	2,689

Warrant revaluation	—	—	—	—	—	—	7,648	—	—	—	—	7,648

Distribution to Non-Controlling interest	—	—	—	—	—	—	—	—	—	—	(3,482)	(3,482)

June 30, 2024	4,953,545	$5	62,500	$—	5,272,845	$5	$305,250	$(267,097)	40,741	$(13,798)	$25,568	$49,933

Net loss	—	—	—	—	—	—	—	(7,190)	—	—	(903)	(8,093)

Stock-based compensation	—	—	—	—	—	—	1,257	—	—	—	—	1,257

Issuance of shares – warrant exercise	—	—	—	—	596,390	1	26	—	—	—	—	27

Issuance of shares- Restricted stock awards	—	—	—	—	1,188,691	1	(1)	—	—	—	—	—

SEPA Commitment fee payment	—	—	—	—	59,382	—	250	—	—	—	—	250

Issuance of shares- Notes conversion	—	—	—	—	572,911	1	2,165	—	—	—	—	2,166

Contribution to Non-Controlling interest	—	—	—	—	—	—	—	—	—	—	7,259	7,259

Distribution to Non-Controlling interest	—	—	—	—	—	—	—	—	—	—	(1,204)	(1,204)

September 30, 2024	4,953,545	$5	62,500	$—	7,690,219	$8	$308,947	$(274,287)	40,741	$(13,798)	$30,720	$51,595

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soluna Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2024 and 2023

	Nine Months Ended September 30,
(Dollars in thousands)	2024	2023
Operating Activities
Net loss	$(19,782)	$(22,705)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	4,634	2,387
Amortization expense	7,116	7,111
Stock-based compensation	3,286	3,709
Deferred income taxes	(1,806)	(524)
Impairment on fixed assets	130	418
Provision for credit losses	611	-
Amortization of operating lease asset	139	177
Loss on debt extinguishment and revaluation, net	7,495	2,350
Amortization on deferred financing costs and discount on notes	179	748
Loss on sale of fixed assets	21	404
Changes in operating assets and liabilities:
Accounts receivable	536	(1,552)
Prepaid expenses and other current assets	(3,429)	(484)
Other long-term assets	(5,771)	(307)
Accounts payable	1,159	551
Deferred revenue	-	(453)
Operating lease liabilities	(141)	(172)
Other liabilities and customer deposits	(811)	1,294
Accrued liabilities	3,022	2,644
Net cash used in operating activities	(3,412)	(4,404)
Investing Activities
Purchases of property, plant, and equipment	(3,820)	(12,534)
Purchases of intangible assets	(95)	(49)
Proceeds from disposal on property, plant, and equipment	215	2,266
Deposits of equipment, net	(3,991)	200
Net cash used in investing activities	(7,691)	(10,117)
Financing Activities
Proceeds from common stock warrant exercises	2,330	-
Proceeds from common stock securities purchase agreement offering	-	817
Proceeds from notes and debt issuance	14,470	3,100
Payments on Navitas loan and notes payable	(2,261)	(510)
Costs of common stock securities purchase agreement offering	-	(10)
Payments on NYDIG loans and line of credit	-	(350)
Contributions from non-controlling interest	5,098	19,706
Distributions to non-controlling interest	(6,694)	-
Net cash provided by financing activities	12,943	22,753

Increase in cash & restricted cash	1,840	8,232
Cash & restricted cash – beginning of period	10,367	1,821
Cash & restricted cash – end of period	$12,207	$10,053

Supplemental Disclosure of Cash Flow Information
Interest paid on NYDIG loans and line of credit	115	567
Interest paid on Navitas loan	103	-
Warrant consideration in relation to convertible notes and revaluation of warrant liability	5,606	1,330
Notes converted to common stock	5,877	2,444
Noncash membership distribution accrual	741	-
SEPA commitment payment	250	-
Noncash disposal of NYDIG collateralized equipment	-	2,576
Promissory note and interest conversion to common shares	-	845
Noncash non-controlling interest contributions	1,440	2,746
Noncash activity right-of-use assets obtained in exchange for lease obligations	-	403
Series B preferred dividend in accrued expense	-	657
Noncash note receivable from sale of equipment	-	240

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Nature of Operations

Description of Business

Unless the context requires otherwise in these notes to the consolidated financial statements, the terms “SHI,”, “ the “Company,” “we,” “us,” and “our” refer to Soluna Holdings, Inc. together with its consolidated subsidiaries, “SDI” refers to Soluna Digital, Inc. and previously, “SCI” refers to Soluna Computing, Inc., formerly known as EcoChain, Inc.

Soluna Holdings, Inc. is a digital infrastructure company that specializes in transforming surplus renewable energy into computing resources. The Company’s strategy is to operate modular data centers co-located with wind, solar, and hydroelectric power plants, supporting compute-intensive applications, including Bitcoin mining, generative AI, and scientific computing. This approach aims to create a more sustainable grid while providing cost-effective and environmentally friendly computing solutions.

Soluna Holdings, Inc., was originally incorporated in the State of New York in 1961 as Mechanical Technology, Incorporated and reincorporated in the State of Nevada on March 24, 2021. Headquartered in Albany, New York, the Company changed its name from “Mechanical Technology, Incorporated” to Soluna Holdings, Inc. on November 2, 2021. On October 29, 2021, Soluna Callisto merged into Soluna Computing, Inc. (“SCI”), a private green data center development company. Effective December 31, 2023, SCI transferred substantially all of its assets to SHI and/or its subsidiaries, and SHI currently conducts its business through its wholly owned subsidiary, Soluna Digital, Inc. (“SDI”). Additionally, SHI formed Soluna Cloud, Inc. (“Soluna Cloud”) on March 24, 2024, to operate cloud, co-location, and data hosting services related to high performance computing and AI. On April 2, 2024, SHI formed Soluna Energy, Inc. (“SEI”) to own and manage renewable energy power purchase agreements and land leases through a series of service subsidiaries.

During fiscal year 2021, the Company commenced mining operations at its Murray, Kentucky location (“Project Sophie”) and Calvert City, Kentucky site (“Project Marie”). Project Marie was decommissioned in February 2023, while Project Sophie transitioned its focus from proprietary Bitcoin mining to hosting customers’ Bitcoin mining operations in the second quarter of 2023. All 25 MW of Project Sophie now perform data hosting services, including an AI customer pilot conducted during the first half of 2024. The Company has since sold all Bitcoin miners at Project Sophie and redeployed the capital. In September 2022, the Company divested specific mining assets at its Wenatchee, Washington facility (“Project Edith”), while continuing to manage operational contracts for the new owner. In August 2024, the Company divested the legal entity and ceased management of operational contracts for the new owner.

The Company’s Texas site (“Project Dorothy”), located at a wind farm, holds the potential for up to 100 MW of power generation. By June 2024, SHI had energized 50 MW of the site across two phases, Project Dorothy 1A and 1B. As of September 30, 2024, SHI holds a 14.6% ownership interest in Soluna DVSL ComputeCo, LLC (“DVSL”), owner of Project Dorothy 1A, and a 51% ownership interest in Soluna DV ComputeCo, LLC (“DVCC”), owner of Project Dorothy 1B. On July 22, 2024 the Company closed financing for the 48 MW modular data center (the “Project Dorothy 2”). Project Dorothy 2 is financed by Soluna2 SLC Fund II Project Holdco LLC, an investment vehicle of Spring Lane Capital (“SLC”) and SDI. As of the September 30, 2024, SDI has a 28% ownership interest in Project Dorothy 2.

On June 18, 2024, Soluna AL CloudCo, LLC (“CloudCo”), a subsidiary of Soluna Cloud, entered into an agreement with Hewlett Packard Enterprise Company (“HPE”). Under this agreement, HPE will provide datacenter and cloud services for AI and supercomputing applications utilizing NVIDIA H100 Graphic Processing Units. This agreement involves an initial pre-payment of $10.3 million, with a total commitment of $34 million over a 36-month period and offers the potential for expansion based on mutual agreement.

Soluna is committed to leveraging its modular data centers and renewable energy partnerships to support the growing demands of Bitcoin mining, AI, and other high-performance computing industries, while maintaining a focus on sustainable, cost-effective energy use.

Going Concern and Liquidity

The Company’s condensed financial statements as of September 30, 2024 have been prepared using generally accepted accounting principles in the United States of America (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As shown in the accompanying condensed financial statements, the Company was in a net loss, has negative working capital, and has significant outstanding debt as discussed in Note 7 as of September 30, 2024. In addition, Soluna MC Borrowing has a litigation matter with NYDIG ABL LLC (“NYDIG”) in relation to their Master Equipment Finance Agreement. See further discussion around the NYDIG litigation in Note 9. These factors, among others indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year after issuance of these condensed financial statements as of September 30, 2024, or November 14, 2024.

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

In addition to the Company’s cash on hand for available use of approximately $8.8 million as of September 30, 2024, the Company will need additional capital raising activities, to meet its capital expenditure needs for its current pipeline and other operational needs. On August 12, 2024, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, LTD., a Cayman Islands exempt limited company (“YA”). In accordance with the terms of the SEPA, YA has agreed to purchase up to $25 million in aggregate gross purchase price of newly issued fully paid shares of the Company’s common stock from time to time subject to the limits and the conditions of the SEPA.

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

The information presented in the accompanying condensed consolidated balance sheet as of December 31, 2023 has been derived from the Company’s audited consolidated financial statements. All other information has been derived from the Company’s unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2024 and September 30, 2023.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries, including the Company’s variable interest entities disclosed in Note 13. All intercompany balances and transactions are eliminated in consolidation.

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

Restricted Cash

Restricted cash relates to cash that is legally restricted as to withdrawal and usage or is being held for a specific purpose and thus not available to the Company for immediate or general business use. As of September 30, 2024, the Company had restricted cash of approximately $3.4 million, in which approximately $2.0 million was classified as current and approximately $1.46 million was classified as non-current. As of December, 31, 2023, the Company had restricted cash of approximately $4.0 million, in which $3.0 million was classified as current and $1.0 million was classified as non-current. The balance in restricted cash relates to funds held in escrow accounts due to sales of equipment that were executed, in which the Company can release to the convertible noteholders only if they request their share of funds. If no funds are distributed to the convertible noteholders from the escrow account by January 24, 2025, the funds may be used for general purposes for the Company. In addition, there was a restricted deposit held with a customer that was for less than 12 months. The Company has a long-term restricted cash balance in relation to a collateralized deposit.

Deposits and Credits on equipment

As of September 30, 2024 and December 31, 2023, the Company had approximately $5.0 million and $1.0 million, respectively, in deposits and credits on equipment, that had not yet been received by the Company. Once the Company receives such equipment in the subsequent period, the Company will reclassify such balance into Property, Plant, and Equipment. Included in these balances was a credit on equipment of $975 thousand, of which approximately $49 thousand has been used as of September 30, 2024, and the remaining $926 thousand will be restricted to be used on future purchases for Project Dorothy 2 and Project Kati by March 1, 2025 (“expiration date”). The Company notes that if an order is not executed by the expiration date, the credit would be forfeited. The Company intends to utilize the full credit balance for future orders prior to the expiration date.

Warrant Liability

Under the guidance in ASC 815, Derivatives and Hedging (ASC 815), certain Company warrants associated with the Fourth Amendment described further in Note 7 on February 28, 2024 did not meet the criteria for equity treatment, due to being subject to shareholder approval. As such, the warrants were recorded on the balance sheet at fair value. This valuation was subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation was adjusted to fair value, with the change in fair value recognized in the Company’s condensed consolidated statement of operations. On May 30, 2024, shareholder approval was obtained removing the cap containment provision, and as such, the liability accounting treatment was no longer required. Since all other criteria were met to be treated as an equity, the Company adjusted the warrant liability as of the date of shareholder approval and reclassified balance to equity. As such, the Company accounted for the change in the fair value of the warrant liability as of the date of the shareholder approval (May 30, 2024).

As discussed in Footnote 7, on June 20, 2024, Soluna AL Cloudco, LLC (“CloudCo”), a subsidiary of Soluna Cloud, Inc (“Cloud”), entered into a Promissory Note Agreement of $12.5 million with an accredited investor. In addition, on July 12, 2024, CloudCo, Cloud, and the Existing Investor entered into a First Amendment to the Note Purchase Agreement (the “June SPA Amendment”). This amendment allows CloudCo to issue additional secured promissory notes totaling $1.25 million to new accredited investors (the “Additional Investors”). In consideration of entering into the promissory note, Cloud provided warrants to the accredited investor. Since the warrants were determined to not be indexed to the Company’s own stock under ASC 815-40-15, and since the warrants to be delivered upon exercise are not readily convertible to cash, they do not meet the net settlement criteria within ASC 815-10-15-83. While Soluna Holdings, Inc is publicly traded, the shares provided are specific to Soluna Cloud, Inc, which is a subsidiary of Soluna Holdings, Inc. The shares of Soluna Cloud, Inc are not publicly traded and therefore the common stock underlying the warrant is not readily convertible to cash. Further evaluation of the Warrants under ASC 815-10 was required to determine if the Warrants meet the definition of a derivative. The warrants are classified as a liability that are required to be adjusted to fair market value. The Company applied a discounted cash flow method in relation to the valuation of Cloud in which assumptions from forecasted projected cash flow data and other key operating assumptions such as working cash flow were used to determine an enterprise value less any current debt in order to determine an equity value for Cloud. As of September 30, 2024, the warrants were fair valued, and deemed to not have any further value, as such the Company wrote down the liability balance to $0.

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

The following analysis provides a comparison amongst the basic and diluted EPS as reported on the Form 10-Q for the quarter ended September 30, 2023, and the final revised basic and diluted EPS calculation to correct all identified errors:

	For the three months ended September 30, 2023			For the nine months ended September 30, 2023
	As Reported	As Revised	Change	As Reported	As Revised	Change
Basic and Diluted net loss per share	$(4.40)	$(5.96)	$(1.56)	$(20.11)	$(24.16)	$(4.05)

3. Accounts Receivable, net

Accounts receivables consist of the following at:

(Dollars in thousands)	September 30, 2024	December 31, 2023
Data hosting	$1,750	$2,456
Related party receivable	-	8
Demand response service receivable	631	268
Proprietary mining Coinbase receivable	31	216
Other	244	-
	2,656	2,948
Less: Allowance for expected credit losses	(611)	-
	$2,045	$2,948

The Company’s allowance for expected credit loss was $611 thousand as of September 30, 2024 and $0 as of December 31, 2023. In the nine months ended September 30, 2024, one of the Company’s borrowers from a note receivable were having financial difficulty and securing financing, as such the Company fully reserved the note balance and incurred a provision on credit loss of approximately $244 thousand. The Company increased its reserve by $367 thousand due to an unresolved pricing dispute with a Bitcoin hosting customer.

4. Property, Plant and Equipment

Property, plant and equipment consist of the following at:

(Dollars in thousands)	September 30, 2024	December 31, 2023
Land and land improvements	$1,553	$1,538
Buildings and leasehold improvements	25,384	25,369
Computers and related software	11,459	11,764
Machinery and equipment	9,142	9,054
Office furniture and fixtures	35	28
Construction in progress	4,295	1,111
	51,868	48,864
Less: Accumulated depreciation	(8,397)	(4,292)
	$43,471	$44,572

Depreciation expense was approximately $1.5 million and $1.2 million for the three months ended September 30, 2024 and 2023, respectively. Depreciation expense was approximately $4.6 million and $2.4 million for the nine months ended September 30, 2024 and 2023, respectively

There was no loss on sale of equipment for the three months ended September 30, 2024. The Company had a loss on sale of equipment of approximately $21 thousand for the nine months ended September 30, 2024, in which related to equipment held for sale and in storage. The Company received proceeds on the sale of equipment of approximately $215 thousand for the nine months ended September 30, 2024, in which the net book value was approximately $236 thousand. For the three and nine months ended September 30, 2023, the Company incurred a loss on sale of fixed assets of approximately $373 thousand and $404 thousand in relation to the sale of miners for Project Sophie and sale of the remaining Project Marie fixed assets including the Tesseracks (mobile, Bitcoin Mining Equipment).

There were no impairment charges for the three months ended September 30, 2024. During the nine months ended September 30, 2024, the Company had impairment charges of approximately $130 thousand. This charge related to the sale of S19 miners that occurred in April 2024, whereas the Company wrote down the net book value of the miners to the subsequent sales price. The Company had impairment charges of approximately $41 thousand for the three months ended September 30, 2023 due to revaluing the M31 and M32 miners to the current market conditions. During the nine months ended September 30, 2023, the Company had impairment charges of approximately $418 thousand in which related to impairment of approximately $165 thousand for power supply units (PSUs) at the Sophie location, $84 thousand for M31 miners based on sales of other recent M31 miners, in which the Company wrote down the net book value to sale price of the sold M32 miners, and $169 thousand due to revaluing the S19 miners to the current market conditions.

Equipment held for sale

In April 2023, Project Sophie entered into a 25 MW hosting contract with a sustainability-focused Bitcoin miner, which has shifted the Company’s business model at the Company’s modular data center at Project Sophie from proprietary mining to hosting Bitcoin miners for the customer. The Company obtained Board of Director approval to sell all remaining miners at the Sophie location and as of December 31, 2023, approximately $107 thousand remained outstanding whereas the Company expected to be sold within a year. For the nine months ended, September 30, 2024, the Company has sold all remaining Sophie assets held for sale for approximately $82 thousand. In March 2024, Project Dorothy 1B began to look to sell certain miners due to interest from third parties and sold $133 thousand of miners that were included as equipment held for sale as of March 31, 2024, therefore there is no remaining balance related to Dorothy 1B as of September 30, 2024. A balance of approximately $28 thousand in remaining outstanding as of September 30, 2024 related to Marie assets.

5. Intangible Assets

Intangible assets consist of the following as of September 30, 2024:

(Dollars in thousands)	Intangible Assets	Accumulated Amortization	Total

Strategic pipeline contract	$46,885	$27,349	$19,536
Assembled workforce	500	292	208
Patents	259	17	242
Total	$47,644	$27,658	$19,986

Intangible assets consist of the following as of December 31, 2023:

(Dollars in thousands)	Intangible Assets	Accumulated Amortization	Total

Strategic pipeline contract	$46,885	$20,317	$26,568
Assembled workforce	500	216	284
Patents	165	10	155
Total	$47,550	$20,543	$27,007

Amortization expense for the three and nine months ended September 30, 2024 and 2023 was approximately $2.4 million and $7.1 million, respectively.

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

The Company expects to record amortization expense of intangible assets over the next five years and thereafter as follows:

(Dollars in thousands)
Year	2024
2024 (remainder of the year)	$2,372
2025	9,490
2026	7,910
2027	12
2028	12
Thereafter	190
Total	$19,986

6. Income Taxes

During the three and nine months ended September 30, 2024, the Company’s effective income tax rate was 8.3% and 7.6%, and for the three and nine months ended September 30, 2023, the Company’s effective tax rate was (4.5)% and 1.6%. The projected annual effective tax rate is less than the Federal statutory rate of 21%, primarily due to the change in the valuation allowance, as well as changes to estimated taxable income for 2024 and permanent differences. There was $547 thousand deferred income tax benefit and $569 thousand deferred income tax expense for the three months ended September 30, 2024 and 2023.. There was $1.8 million and $524 thousand deferred income tax benefit for the nine months ended September 30, 2024 and 2023, offset with a $63 thousand and $0 current tax expense for nine months ended September 30, 2024 and 2023.

In connection with the strategic contract pipeline acquired in the asset acquisition that occurred in October 2021, the Company is required to recognize a deferred tax impact of acquiring an asset in a transaction that is not a business combination when the amount paid exceeds the tax basis on the acquisition date. As such, the Company is required to adjust the value of the strategic contract pipeline by approximately $10.9 million at inception date, in which was recorded as a deferred tax liability and this amount will be amortized over the life of the asset. For the three and nine months ended September 30, 2024 and 2023, the Company amortized $547 thousand and $1.6 million.

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

The Company believes that the accounting estimate for the valuation of deferred tax assets is a critical accounting estimate because judgment is required in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns. The Company based the estimate of deferred tax assets and liabilities on current tax laws and rates and, in certain cases, business plans and other expectations about future outcomes. In the event that actual results differ from these estimates, or the Company adjusts these estimates in future periods, the Company may need to adjust the recorded valuation allowance, which could materially impact our financial position and results of operations. The Company has a full valuation allowance for the deferred tax asset of $36.7 million and $36.8 million on September 30, 2024 and December 31, 2023, respectively. We will continue to evaluate the ability to realize our deferred tax assets and related valuation allowance on a quarterly basis.

7. Debt

The following table represents total debt outstanding by agreement as of September 30, 2024:

(Dollars in thousands):	Convertible notes payable	Current portion of debt	Long term debt	Total
Convertible Notes	$3,370	$-	$-	$3,370
NYDIG financing	-	9,183	-	9,183
Navitas term loan	-	292	-	292
June 2024 secured note	-	3,781	8,100	11,881
July 2024 additional secured note	-	1,273	-	1,273
Total Debt	$3,370	$14,529	$8,100	$25,999

The following table represents total debt outstanding by agreement as of December 31, 2023:

(Dollars in thousands):	Convertible notes payable	Current portion of debt	Long term debt	Total
Convertible Notes	$8,474	$-	$-	$8,474
NYDIG financing	-	9,183	-	9,183
Navitas term loan	-	1,681	-	1,681
Total Debt	$8,474	$10,864	$-	$19,338

Convertible Notes

Debt consists of the following

(Dollars in thousands):	Maturity Date	Interest Rate	September 30, 2024	December 31, 2023
Convertible Note	January 24, 2025	*18%	$3,370	$8,474

*	Default interest was waived on March 10, 2023, and no further default interest applied on the Convertible Note for the remainder of the year.

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

On July 19, 2022 and on September 13, 2022, the Company entered an into an Addendum and Addendum Amendment which adjusted the terms such as maturity date, conversion prices, and the issuance of new warrants to the Noteholders. Pursuant to the Addendum and Addendum Amendment, the Company evaluated whether the new addendums qualified as debt modification or debt extinguishment. Based on ASC 470, Debt, the Company determined the Addendum and Addendum Amendment to fall under Debt Extinguishment treatment and the Company would be required to fair value the new debt, and in turn write off the existing debt on the books.

Following the debt extinguishment on July 19, 2022 as noted above, the Convertible Notes will be accounted for under the fair value method on a recurring basis upon issuance (e.g., upon execution of the Addendum) per guidance within ASC 480, and at each subsequent reporting period, with changes in fair value reported in earnings. Although the Notes are not being accounted for under 825-10, the substance of the debt is considered to be the same and is therefore considered outside the scope of ASC 470-60. As such, the Company performed a fair value analysis of the Convertible Notes. For the year-ended December 31, 2023 and quarter-ended September 30, 2024, the Company ran Monte Carlo simulations for the expected conversion dates of the Convertible Notes using risk free rates, annual volatility, daily trading volumes, likely conversion profiles, and other assumptions based on principal and accrued interest as of the period ends. The Company determined the fair value of the Convertible Notes uses certain Level 3 inputs.

Changes in Level 3 Financial Liabilities Carried at Fair Value

(in thousands)
Balance January 1, 2023	$12,254
Conversions of debt (January 2023- June 30, 2023)	(1,795)
Total revaluation losses, net (January 2023- June 30, 2023)	251
Balance June 30, 2023	10,710
Conversions of debt (July 1, 2023- September 30, 2023)	(650)
Total revaluation losses (July 1, 2023- September 30, 2023)	736
Balance September 30, 2023	10,796
Conversions of debt (October 1, 2023- December 31, 2023)	(3,569)
Total revaluation losses (October 1, 2023- December 31, 2023)	1,247
Balance December 31, 2023	8,474
Conversions of debt (January 1, 2024- June 30, 2024)	(3,712)
Extension fee	325
Total revaluation losses, net (January 1, 2024- June 30, 2024)	2,764
Balance June 30, 2024	7,851
Conversions of debt (July 1, 2024- September 30, 2024)	(2,166)
Total revaluation gains (July 1, 2024- September 30, 2024)	(2,315)
Balance September 30, 2024	$3,370

As of September 30, 2024, the Company had a fair value outstanding balance of approximately $3.4 million and a principal outstanding value of approximately $3.1 million.

The following table represents the significant and subjective fair value assumptions used for Convertible Notes during the nine months ended September 30, 2024:

Nine months ended September 30, 2024
Stock price	$2.88 – 6.09
Conversion price	$3.78
Volatility	80.0 – 115%
Risk-free interest rate	4.73- 5.46%

The events of default stated in the Notice of Acceleration and Repossession defined below with NYDIG Financing constituted a cross-default under the terms of secured convertible notes issued to the Noteholders. In addition to such cross-default, the failure of the Company pursuant to the Addendum dated as of July 19, 2022, to escrow an aggregate amount of $950 thousand for the benefit of the Noteholders by December 21, 2022, constituted an event of default under the Notes. Due to the default, the Company accrued interest at a rate of 18% which amounted to $617 thousand as of March 10, 2023. On March 10, 2023, the Company entered into a Second Addendum Amendment with the Noteholders, in which the Company paid the accumulated default accrued interest of $617 thousand using the restricted escrow accounts and contemporaneously with the payment, the Noteholders waived all existing events of default arising under the convertible notes.

On May 11, 2023, the Company entered into a Second Amendment Agreement (the “Second Amendment”) with the holders of its October Secured Notes to extend the maturity date of the October Secured Notes to July 25, 2024. In connection with the Second Amendment, the Company paid an extension fee of $250 thousand and increased the principal amount of the outstanding October Secured Notes by 14%. The Company also issued 240,000 new Class A warrants exercisable at $12.50 and 80,000 new Class B warrants exercisable at $20.00.

On November 20, 2023, the Company and the Noteholders entered into a Third Amendment Agreement to amend the Notes, the October SPA and related agreements (collectively, the “Transaction Documents”). The aim was to facilitate future financings by the Company that may include funds for prepayment of the Notes by permitting the Company to force conversion of up to $1.5 million of the Notes under certain circumstances, reduce the prepayment penalty in return for reducing the conversion price of the $4.7 million of the Notes and reducing the exercise price of 150,000 of the Warrants to $0.01.

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

In June 2024, pursuant to the Fourth Amendment Agreement, the Company exercised its right to extend the maturity date of the Senior Notes for an additional six months, or until January 24, 2025, to enable the Company to continue to pursue its significant project development opportunities for Soluna Cloud, Dorothy 2 and other projects. The extension of the notes caused an increase in the convertible note balance of approximately $325 thousand and the extension fee was recorded within “Other Expense, net” for the nine months ended September 30, 2024.

The effect of the additional penny warrants, $3.78 warrants, and the $6.00 repriced warrants including additional warrants if exercised with the Noteholders, created a loss on debt extinguishment of approximately $5.8 million due to the fair value associated as of February 28, 2024. Such amounts were recorded as a loss on debt extinguishment and affected the Company’s warrant liability and additional paid in capital balance account. Due to the requirement of the shareholder approval associated with the Fourth Amendment, the warrants associated were initially treated as a liability. In addition, a warrant revaluation was done on March 31, 2024, which created a gain on revaluation associated with the warrant liability of approximately $1.5 million. On May 30, 2024, shareholder approval was obtained removing the cap containment provision for the warrants, and as such, the liability accounting treatment was no longer required. Since all other criteria were met to be treated as equity, the Company adjusted the warrant liability as of the date of shareholder approval and reclassified balance to equity. As such, the Company accounted for the change in the fair value of the warrant liability as of the date of the shareholder approval (May 30, 2024), in connection with its loss on revaluation of the warrant of approximately $1.6 million.

Pursuant to additional agreements with holders of another 51,618 outstanding warrants, similar adjustments with those warrants, resulted in a total adjustment to 530,569 warrants. As the 51,618 warrants were not with the Noteholders, the treatment of $6.00 repriced warrants was recorded as a deemed dividend and adjusted the Company’s earnings per share calculation noted in Footnote 9 for the nine months ended September 30, 2024. The fair value associated with the 51,618 warrants with non-Noteholders totaled approximately $386 thousand. On May 17, 2024, the Company permitted the holders of the Company’s Amended Class C Warrants, previously exercisable at $6 per share, to exercise such warrants at a reduced exercise price of $4 per share, provided that each such holder exercised at least 61.83% of their Amended Class C Warrants by the close of business on May 17, 2024. The Company also agreed to reduce the exercise price on all remaining Amended Class C Warrants. The adjustment in the exercise price, resulted in an additional deemed dividend which amounted to approximately $66 thousand for the nine months ended September 30, 2024.

For the nine months ended September 30, 2024, 529,161 of the Amended Class C warrants have been exercised by both the Noteholders and non-Noteholders, resulting in the issuance of 719,658 shares of $0.01 warrants, 846,657 shares of $4.20 warrants, and 846,657 shares of $5.70 warrants.

The following table represents the significant fair value assumptions used for warrants issued or repriced during the nine months ended September 30, 2024:

Nine months ended September 30, 2024
Stock price	$2.88- 4.07
Exercise price	$0.01- 20.00
Expected term in years	2.68 – 8.77
Expected dividend yield	0.00%
Volatility	110.0 – 137.50%
Risk-free interest rate	4.28- 4.44%

NYDIG financing

(Dollars in thousands)	Maturity Dates	Interest Rate	January 1, 2024 - September 30, 2024	January 1, 2023 - December 31, 2023
NYDIG Loans #1-11	April 25, 2023 thru January 25, 2027*	12% thru 15%	$9,183	$10,546

Less: repossession of collateralized assets			—	(1,363)
Total outstanding debt			$9,183	$9,183

*	Due to event of default- the entire NYDIG Financing became current, see note below.

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

On February 23, 2023, NYDIG proceeded to foreclose on all of the collateral securing the MEFA, and repossessed the collateralized assets that totaled approximately $3.4 million, in which approximately $560 thousand was first used to pay off accrued interest and penalty to date. On September 5, 2023, NYDIG provided a letter finalizing the accounting for the repossessed collateralized assets totaling proceeds of approximately $3.4 million. This included legal and other expenses associated with the sale of the assets net a modest gain on the estimated net book value of the assets totaling $251 thousand that was expensed as a loss on disposition of assets for the year ended December 31, 2023. On December 7, 2023, NYDIG filed its Motion for Summary Judgment seeking entry of a judgment against Soluna in the approximate amount of $10.3 million for principal and interest and penalties. On January 12, 2024, Soluna filed its objection to NYDIG’s motion for summary judgment on the grounds that NYDIG failed to explain what collateral of which loan was sold and how the sale proceeds were allocated to each loan. A summary judgment motion was performed on February 13, 2024 and was agreed upon by both NYDIG and the Borrower, that the total outstanding loan principal balance would be approximately $9.2 million, in which a penalty fee was applied of approximately $1.0 million to the repossessed collateralized assets, and outstanding interest and penalty balance would be approximately $936 thousand as of December 31, 2023. The Company applied the per diem interest rate agreed upon with the summary judgement for the three and nine months ended September 30, 2024 and recorded interest expense of approximately $370 thousand and $1.1 million and has an outstanding interest and penalty accrual of approximately $1.9 million recorded within “Accrued Liabilities” as of September 30, 2024. See Note 9 for further information in relation to the NYDIG litigation matter.

Navitas term loan

(Dollars in thousands)	Maturity Date	Interest Rate	January 1, 2024- September 30, 2024	May 9, 2023- December 31, 2023
Term Loan and capitalized interest (excludes debt issuance cost)	May 9, 2025	15%	$1,707	$2,254
Less: principal and capitalized interest payments			(1,409)	(547)
Less: debt issuance costs			(6)	(26)
Total outstanding debt			$292	$1,681

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

Any and all monthly debt service amounts so paid to Lender shall be applied first to accrued and unpaid interest that has not yet been added to the principal balance of the Term Loan, if any, and then to repayment of the then outstanding principal balance of the Term Loan. On the Term Loan Maturity Date (May 9, 2025), all remaining principal and accrued and unpaid interest that has not yet been added to the principal balance of the Term Loan, if any, shall become immediately due and owing in full and shall be paid by wire transfer in immediately available funds. As of September 30, 2024 and December 31, 2023, approximately $292 thousand and $1.7 million is included in current portion of debt as the Company’s expectation is that principal and capitalized interest payments will be made to pay off the Term Loan within one year after quarter or year-end. The Company has paid approximately $1.4 million in principle for the nine months ended September 30, 2024 and $547 thousand in principal and capitalized interest payments for the year ended December 31, 2023. Interest expense related to the Navitas Term Loan for the three and nine months ended September 30, 2024 was approximately $21 and $122 thousand.

Equipment Loan Agreement

On May 16, 2024, SDI SL Borrowing – 1, LLC, an affiliate of Soluna Holdings, Inc. (the “Borrower”) entered into a loan agreement (the “Equipment Loan Agreement” or the “Loan”) with Soluna2 SLC Fund II Project Holdco LLC (the “Lender”, and collectively, the “Parties”). The Equipment Loan Agreement provides for the Company to borrow, from time to time, up to $1.0 million to be used to purchase necessary equipment for the progression of Project Dorothy 2. Any loans made under the Equipment Loan Agreement have a maturity date of May 16, 2027 and will bear interest at a rate of 15% per annum. The Equipment Loan Agreement includes customary covenants for loans of this nature, as well as a multiple on invested capital (“MOIC”) provision, which requires the Company to pay, in addition to principal and interest, an amount equal to the difference of (i) the greater of (a) the principal amount of the Loan being repaid plus all interest previously paid or simultaneously being paid to Lender in respect of such principal of the Loan, and (b) the principal amount of the Loan being repaid multiplied by three, minus (ii) the sum of the principal amount of the Loan being repaid plus all interest previously paid or simultaneously being paid to Lender in respect of such principal of the Loan.

On May 17, 2024, the Borrower drew down $720 thousand of the equipment loan with the Lender. On the July 22, 2024, the Borrower satisfied and repaid the borrowing amount in full by issuing the Investor Class B Membership Interests in the Dorothy 2 project valued at three times the borrowing amount (i.e., $2.16 million). The redemption of debt through equity created approximately a $1.4 million loss on debt for the three and nine months ended September 30, 2024. In addition, the Borrower had deferred financing costs associated with the line of credit of approximately $118 thousand. Per ASC 835-30-S45-1, debt issuance costs related to line of credits should be recorded as an asset and amortized over the life of the line of credit agreement. As such, the Company recorded $39 thousand within Prepaid expenses and other current assets and $64 thousand within Other assets on the condensed balance sheet as of September 30, 2024, in which $15 thousand has been amortized and recorded within Interest Expense.

June 2024 secured note and July 2024 additional secured note

(Dollars in thousands)	Maturity Date	Interest Rate	June 20, 2024- September 30, 2024
Term Loan and capitalized interest (excludes debt issuance cost)	June 20, 2027	9%	$14,057
Less: principal and capitalized interest payments			-
Less: debt discount			(280)
Less: debt issuance costs			(623)
Total outstanding note			13,154
(Less) Current note outstanding			5,054
Long-term note outstanding			$8,100

On June 20, 2024, pursuant to the terms and subject to the conditions of a Note Purchase Agreement (the “June SPA”) by and among (i) Soluna AL CloudCo, LLC, a Delaware limited liability company (“CloudCo”), and indirect wholly owned subsidiary of Soluna Holdings, Inc., a Nevada corporation (the “Company”), (ii) Soluna Cloud, Inc., a Nevada corporation, indirect wholly owned subsidiary of the Company, and parent of CloudCo (“Soluna Cloud”), (iii) the Company and (iv) the accredited investor named therein (the “Investor”), CloudCo issued to the Investor a secured promissory note in a principal amount equal to $12.5 million (the “Note”). The Note accrues interest at a rate 9.0% per annum, subject to adjustment upon an event of default. The Note matures on June 20, 2027. CloudCo’s obligations under the Note will be secured by all or substantially all of CloudCo’s assets, including pursuant to a security agreement to be executed and delivered by CloudCo in favor of the Investor (the “CloudCo Security Agreement”, and together with the June SPA and the Note, the “CloudCo Agreements”).

As further inducement for the Investor to purchase the Note, Soluna Cloud issued to the Investor a warrant (the “Warrant”) exercisable within three years from June 20, 2024 for a number of shares of common stock of Soluna Cloud equal to the sum of (a) 12.5% of Soluna Cloud’s issued and outstanding common stock as of the date of the Warrant divided by 0.875, plus (b) the percentage of each Qualified Issuance (as defined below) divided by 0.875. For purposes of the Warrant, “Qualified Issuance” means (y) each issuance of common stock of Soluna Cloud during the period commencing on the day after the date of the Warrant and ending on the earlier to occur of (i) the conclusion of up to an additional $112.5 million of capital raised, whether in the form of debt, equity, mixed or otherwise, by Soluna Cloud and its subsidiaries and (ii) December 31, 2024 and (z) the number of shares of common stock of Soluna Cloud issuable upon the exercise or conversion of any convertible securities of CloudCo issued during such period (other than certain issuances pursuant to CloudCo’s equity compensation plans). On June 20, 2024, the Company determined that the warrant to be treated as a warrant liability and based on valuation, the Company booked a warrant liability of approximately $314 thousand and a related debt discount in which will be amortized over the life of the loan.

On July 12, 2024, the Company, CloudCo, Soluna Cloud, and the Existing Investor entered into a First Amendment to the Note Purchase Agreement (the “June SPA Amendment”). This amendment allows CloudCo to issue additional secured promissory notes totaling $1.25 million (the “Additional Notes”) to new accredited investors (the “Additional Investors”). These Additional Notes are subject to the same terms and conditions as the June SPA financing.

To further incentivize the Additional Investors, Soluna Cloud issued warrants (the “Cloud Additional Warrants”) to each Additional Investor. These Cloud Additional Warrants are exercisable within three years from the effective date of the June SPA Amendment. They allow the purchase of a number of shares of Soluna Cloud common stock equal to 1.25% of Soluna Cloud’s issued and outstanding common stock as of the Cloud Additional Warrant date, divided by 0.9875, plus 1.25% of each Qualified Issuance, divided by 0.9875. On July 12, 2024, the Company determined that the additional warrants to be treated as a warrant liability and based on valuation, the Company booked a warrant liability of approximately $13 thousand and a related debt discount in which will be amortized over the life of the loan.

A “Qualified Issuance” includes any issuance of common stock by Soluna Cloud from the day after the Cloud Additional Warrant date until the earlier of raising an additional $111.25 million or December 31, 2024, as well as shares issuable upon exercise or conversion of convertible securities issued during this period, excluding certain equity compensation plan issuances.

For the three and nine months ended September 30, 2024, the Company has incurred approximately $430 thousand and $466 thousand in interest expense in relation to the June SPA and June SPA Amendment.

Line of Credit

On September 15, 2021, the Company entered into a $1.0 million unsecured line of credit with KeyBank National Association (“KeyBank”), that allows the Company to request loans and to use the proceeds of such loans for working capital and other general corporate purposes (the “KeyBank facility”). The line of credit bears interest at a rate of Prime + 0.75% per annum. Accrued interest is due monthly and principal is due in full following KeyBank’s demand. As of January 1, 2023, the Company had drawn on the line of credit and approximately $350 thousand of the amount drawn under the line of credit remained outstanding. As of December 31, 2023, the remaining $350 thousand had been paid down. The Company does not have any remaining balance outstanding as of September 30, 2024 and December 31, 2023. The Company does not plan to draw down on the line of credit in the foreseeable future. In addition, future drawdowns require pre-approval by KeyBank.

8. Stockholders’ Equity

Preferred Stock

The Company has two series of preferred stock outstanding: the Series A Preferred Stock, with a $25.00 liquidation preference; and the Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”). As of September 30, 2024 and December 31, 2023, there were 4,953,545 and 3,061,245 shares of Series A Preferred Stock issued and outstanding, respectively, and as of September 30, 2024 and December 31, 2023 there was 62,500 shares of Series B Preferred Stock issued and outstanding, respectively.

Series B Preferred Stock

On July 19, 2022, the Company entered into a Securities Purchase Agreement (the “Series B SPA”) with an accredited investor (the “Series B Investor”) pursuant to which the Company sold to the Series B Investor 62,500 shares of Series B Preferred Stock, for a purchase price of $5,000,000. The shares of Series B Preferred Stock are initially convertible, subject to certain conditions, into 46,211 shares of common stock, at a price per share of $135.25 per share, a 20% premium to the closing price of the common stock on July 18, 2022, subject to adjustment as set forth in the Certificate of Designations of Preferences, Rights and Limitations for the Series B Preferred Stock (“Series B Certificate of Designations”). On October 1, 2024, the Company agreed, as a condition of a waiver of the Series B Investor’s’ right of first refusal and participation rights in connection with the SEPA, to reduce the conversion price to $5.00 upon stockholder approval.

In addition, in 2022, the Company issued to the Series B Investor 60,000 common stock purchase warrants (the “Series B Warrants”) to purchase up to an aggregate of shares of common stock. In connection with the above referenced waiver, the exercise price of these warrants was reduced to $0.01 per share and an additional 140,000 warrants exercisable for $0.01 per share were issued. The Series B Investor is entitled to exercise the Series B Warrants at any time on or prior to January 19, 2028.

Effective from October 1, 2024, sale of Common Stock as a result of conversion of Series B Preferred Stock and exercise of the new 140,000 warrants is subject to a 12 month lockup, followed by a 12 month leak out where the holder may not sell shares during the lockup period and may sell up to 1/12th of total conversion and warrant exercise shares per month during the leak out.

Common Stock

The Company has one class of common stock, par value $0.001 per share. Each share of the Company’s common stock is entitled to one vote on all matters submitted to stockholders. As of September 30, 2024 and December 31, 2023, there were 7,649,478 and 2,505,620 shares of common stock outstanding, respectively.

Dividends

Pursuant to the Certificate of Designations, Preferences and Rights of 9.0% Series A Cumulative Perpetual Preferred Stock of the Company, dividends, when, as and if declared by the Board (or a duly authorized committee of the Board), will be payable monthly in arrears on the final day of each month, beginning August 31, 2021. The Board of Directors had not declared any Series A Preferred Stock dividends beginning October 2022 through December 31, 2023, as such the Company has accumulated approximately $8.6 million of dividends in arrears on the Series A Preferred Stock through December 31, 2023, and an additional $2.8 million and $7.1 million of dividends in arrears for the three and nine months ended September 30, 2024 million, for a total of approximately $15.7 million.

The Company’s Series B Preferred Stock included a 10% accruing dividend compounded daily for 12 months from the original issue date of July 20, 2022, and annually thereafter, that may be paid in cash or stock at the Company’s option at the earlier of (i) the date the Series B Preferred Stock is converted, or (ii) the Series B Dividend Termination Date. On August 11, 2023, the Company paid a mandatory dividend on its outstanding Series B Convertible Preferred Stock in the amount of approximately $656 thousand. Pursuant to the Certificate of Designation for the Series B Stock, the Company had the option to pay the dividend in cash or shares of Common Stock. Pursuant to a Dividend Payment Agreement, the Company and the holder of the Series B Stock agreed to satisfy the payment of the dividend through the issuance of 44,000 shares of its Common Stock and 70,300 pre-funded warrants (the “Pre-funded Warrants”). Effective October 1, 2024 the dividend payment obligation has been modified to be annual.

Reservation of Shares

The Company had reserved common shares for future issuance as follows as of September 30, 2024:

Stock options outstanding	3,325
Restricted stock units outstanding	5,692
Warrants outstanding	3,222,446
Common stock available for future equity awards or issuance of options	456,707
Number of common shares reserved	3,688,170

The Company also notes that as of September 30, 2024, there are 14,888 Series A preferred stock available for future equity awards under the 2021 Plan.

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

The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted per share computations for operations for the three and nine months ended September 30:

(Dollars in thousands, except shares)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Numerator:
Net loss	$(8,093)	$(6,016)	$(19,782)	$(22,705)
(Less) Net income (loss) attributable to non-controlling interest	(903)	646	3,535	(206)
Net loss attributable to Soluna Holdings, Inc.	(7,190)	(6,662)	(23,317)	(22,499)
Less: Preferred dividends or deemed dividends	-	(38)	(452)	(421)
Less: Cumulative Preferred Dividends in arrears	(2,786)	(1,722)	(7,117)	(5,166)
Balance	$(9,976)	$(8,422)	$(30,886)	$(28,086)
Denominator:
Basic and Diluted EPS:
Common shares outstanding, beginning of period, including penny warrants	6,878,723	1,189,907	2,592,454	1,061,497
Weighted average common shares issued during the period including penny warrants issued and outstanding as of quarter-end	859,941	222,733	2,555,148	101,192
Denominator for basic earnings per common shares —	7,738,664	1,412,640	5,147,602	1,162,689
Weighted average common shares	(1.29)	(5.96)	(6.00)	(24.16)

The Company notes as continuing operations was in a net loss for the three and nine months ended September 30, 2024 and 2023, as such basic and diluted EPS is the same balance as continuing operations acts as the control amount in which would cause antidilution. Not included in the computation of earnings per share, assuming dilution, for the three and nine months ended September 30, 2024, were options to purchase 3,325 shares of the Company’s common stock, 5,692 nonvested restricted stock units, and 3,222,446 outstanding warrants not exercised which excludes penny warrants that can be potentially exercised. These potentially dilutive items were excluded because the calculation of incremental shares resulted in an anti-dilutive effect.

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

9. Commitments and Contingencies

Commitments:

Leases

The Company determines whether an arrangement is a lease at inception. The Company and its subsidiaries have operating leases for certain mining and hosting facilities, office facilities and certain equipment. The leases have remaining lease terms under one year to less than ten years. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of September 30, 2024 and December 31, 2023, the Company has no assets recorded under finance leases.

Lease expense for these leases is recognized on a straight-line basis over the lease term. For the three and nine months ended September 30, total lease costs are comprised of the following:

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Operating lease cost	$17	$61	$139	$177
Short-term lease cost	—	—	—	—
Total net lease cost	$17	$61	$139	$177

Short-term leases are leases having a term of twelve months or less. The Company recognizes short-term leases on a straight-line basis and does not record a related lease asset or liability for such leases.

Other information related to leases was as follows:

Nine Months Ended September 30, 2024

Weighted Average Remaining Lease Term (in years):
Operating leases	7.84

Weighted Average Discount Rate:
Operating leases	8.22%

(Dollars in thousands)	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023

Supplemental Cash Flows Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$141	$172

Non-Cash Activity Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$403

Maturities of noncancellable operating lease liabilities are as follows for the quarter ending September 30:

(Dollars in thousands)	2024
2024 (remainder of year)	$18
2025	29
2026	29
2027	29
2028	29
Thereafter	116
Total lease payments	250
Less: imputed interest	(69)
Total lease obligations	181
Less: current obligations	26
Long-term lease obligations	$155

As of September 30, 2024, there were no additional operating lease commitments that had not yet commenced.

Contingencies:

Spring Lane Capital Contingency

The Company has a potential contingency associated with an agreement with Spring Lane of up to $250 thousand which would be reduced by a proportion of funding received from Spring Lane up to the $45.0 million aggregate contribution cap. The Company considers the probability of a payment for the contingency to be remote.

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

NYDIG ABL LLC, (“NYDIG”) filed a complaint against SMCB1(“Borrower”) and SMC (“Guarantor”, and together with Borrower, “NYDIG Defendants”) in Marshall Circuit Court of the Commonwealth of Kentucky on December 29, 2022 regarding a series of loans (the “NYDIG Loans”) made by NYDIG to Borrower pursuant to a Master Equipment Finance Agreement (“MEFA”) that were secured by certain assets of Borrower and guaranteed by Guarantor pursuant to a written guaranty agreement executed by Guarantor. On February 15, 2023, the Court approved an agreed order granting NYDIG’s motion for writ of possession which, among other things, ordered the NYDIG Defendants to provide NYDIG access to the collateral securing the NYDIG Loans and preserved the rights of NYDIG to pursue a deficiency judgment against the NYDIG Defendants. Also on February 15, 2023, the NYDIG Defendants filed their answer and affirmative defenses in this proceeding. On February 23, 2023, NYDIG proceeded to foreclose on all of the collateral securing the MEFA, and repossessed the collateralized assets that totaled approximately $3.4 million, of which approximately $560 thousand was first used to pay off accrued interest and penalties to date. On September 5, 2023, NYDIG provided a letter finalizing the accounting for the repossessed collateralized assets totaling proceeds of approximately $3.4 million. This included legal and other expenses associated with the sale of the assets, net a modest gain on the estimated net book value of the assets totaling $251 thousand that was expensed as a loss on disposition of assets for the year ended December 31, 2023. On December 7, 2023, NYDIG filed its Motion for Summary Judgment seeking entry of a judgment against the NYDIG Defendants in the approximate amount of $10.3 million for principal and interest and penalties. On January 12, 2024, the NYDIG Defendants filed their objection to NYDIG’s motion for summary judgment on the grounds that NYDIG failed to explain what collateral of which loan was sold and how the sale proceeds were allocated and applied to each loan. NYDIG and the NYDIG Defendants consensually resolved the motion in the form of a Stipulation and Agreed Judgment, which the Court approved on February 23, 2024

On March 13, 2024, NYDIG served the NYDIG Defendants with a post-judgment discovery seeking information regarding the NYDIG Defendants’ assets and liabilities. Per agreement between NYDIG and the NYDIG Defendants, the deadline to respond to the discovery demands was extended to May 13, 2024 but with rolling weekly production that commenced on April 12, 2024. The NYDIG Defendants completed responding to NYDIG’s initial document requests on May 13, 2024. On September 24, 2024, NYDIG sent a letter seeking supplemental discovery from the NYDIG Defendants. The NYDIG Defendants responded seeking clarification from NYDIG regarding their supplemental requests.  On November 6, 2024, NYDIG sent a second “meet and confer” letter seeking (i) the production of additional/supplemental documents from Soluna by November 20, 2024 and (ii) the deposition of a representative of the Defendants on or before December 15, 2024.  The parties remain in discussions regarding the requested supplemental discovery.

Additionally, NYDIG has stated its intention to pursue SCI, the parent company of Guarantor, under a piercing of the corporate veil theory relating to NYDIG Defendants’ debts and liabilities under the loan documents. The Company intends to vigorously defend itself from NYDIG’s parent company claims. SCI denies any such liability and has filed a complaint for a declaratory judgment against NYDIG in the Eighth Judicial District Court in Clark County, Nevada on March 16, 2023, seeking a declaratory judgment as to such matter. NYDIG filed a motion to dismiss in response to SCI’s declaratory judgment complaint on April 13, 2023. SCI filed a response in opposition to NYDIG’s motion to dismiss on April 27, 2023. The court heard oral arguments on May 16, 2023. On June 22, 2023, the court issued an order granting NYDIG’s motion to dismiss, on the basis that the case was not ripe for decision, without prejudice. SCI intends to continue to vigorously defend any allegations regarding liability on account of NYDIG Defendants’ debts and liabilities to NYDIG under their loan documents and intends to refile a declaratory judgment complaint against NYDIG.

As of September 30, 2024, the Company still has an outstanding principal of approximately $9.2 million and outstanding interest and penalty balance of approximately $1.9 million. This settlement did not result in the admission of any liability on the part of SHI, whose declaratory judgment remains the subject of litigation.

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

On June 25, 2024, Atlas and the Atlas Defendants entered into a settlement agreement. Soluna MC recorded a gain on the settlement of approximately $254 thousand for the nine months ended September 30, 2024, in “Other Expense, net” on the condensed consolidated financial statements.

10. Related Party Transactions

MeOH Power, Inc.

On December 18, 2013, MeOH Power, Inc. and the Company executed a Senior Demand Promissory Note (the Note) in the amount of $380 thousand to secure the intercompany amounts due to the Company from MeOH Power, Inc. upon the deconsolidation of MeOH Power, Inc. Interest accrues on the Note at the Prime Rate in effect on the first business day of the month, as published in the Wall Street Journal. At the Company’s option, all or part of the principal and interest due on this Note may be converted to shares of common stock of MeOH Power, Inc. at a rate of $0.07 per share. Interest began accruing on January 1, 2014. The Company recorded a full allowance against the Note. As of September 30, 2024 and December 31, 2023, $379 thousand and $363 thousand, respectively, of principal and interest are available to convert into shares of common stock of MeOH Power, Inc. Any adjustments to the allowance are recorded as miscellaneous expense during the period incurred.

Legal Services

During the three and nine months ended September 30, 2024 and 2023, the Company incurred $1 thousand and $2 thousand, respectively, to Couch White, LLP for legal services associated with contract review. A partner at Couch White, LLP is an immediate family member of one of our Directors.

Employee Receivables

Certain employees have a receivable due to the Company based on their stock-based awards, in which $109 thousand and $110 thousand was outstanding as of September 30, 2024 and December 31, 2023, respectively. The balance is currently presented as $13 thousand within Notes receivable as of September 30, 2024 and December 31, 2023, and $96 thousand and $97 thousand, respectively within Other assets.

HEL Transactions

As discussed in the Company’s Annual Report, on October 29, 2021, the Company completed the Soluna Callisto acquisition pursuant to the Merger Agreement. The purpose of the transaction was for SCI to acquire substantially all of the assets (other than those assets physically located in Morocco) formerly held by Harmattan Energy, Ltd. (“ HEL”), which assets consisted of SCI’s existing pipeline of certain cryptocurrency mining projects that HEL previously transferred to SCI, which was formed expressly for this purpose, and to provide SCI with the opportunity to directly employ or retain the services of four individuals whose services it had retained through HEL prior to the merger. As a result of the merger, each share of common stock of Soluna Callisto issued and outstanding immediately prior to the effective time of the merger, other than shares owned by the Company or any of our subsidiaries, was cancelled and converted into the right to receive a proportionate share of the Merger Consideration.

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

Due to conditions being met within the Merger Agreement in relation to energization and retention of employees, the Company has advised SCI US Holdings LLC, a Delaware limited liability company, who is the sole Effective Time Holder (as defined in the Merger Agreement) of the right to receive the Merger Shares and that 19,800 Merger Shares were issued on May 26, 2023 and 39,600 Merger Shares were issued on October 10, 2023. SCI US Holdings LLC has consented to the issuance of such Merger Shares as required under the Merger Agreement and has directed the Company to issue such Merger Shares to its affiliate, HEL. Following the issuance of the 59,400 Merger Shares, a total of 59,400 Merger Shares remains available for possible issuance through October 29, 2026 pursuant to the terms of the Merger Agreement.

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

In addition, one of the Company’s directors, Matthew E. Lipman, serves as a director and currently acting as President of HEL. Mr. Lipman does not directly own any equity interest in Tera Joule, LLC, which owns 9.2% of HEL; however, as a result of his position as a director and officer of Brookstone IAC, Inc., which is the manager of Tera Joule, LLC, he has dispositive power over the equity interests that Tera Joule owns in HEL. As a result, the approximate dollar value of the amount of Mr. Toporek’s and Mr. Lipman’s interest in the Company’s transactions with HEL for the nine months ended September 30, 2024 was $0 and $0.

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

The Company owned approximately 1.79% of HEL, calculated on a converted fully diluted basis, as of September 30, 2024 and December 31, 2023. The Company may enter into additional transactions with HEL in the future.

11. Stock Based Compensation

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

During the three months ended September 30, 2024, the Company awarded 542,896 restricted stock awards under the 2021 Plan, valued at $3.96 per share based on the closing market price of the Company’s common stock on the date of the grant. The Company awarded 645,795 restricted stock awards under the 2023 Plan, valued at $3.96 per share based on the closing market price of the Company’s common stock on the date of the grant. 12,844 of the restricted stock awards vest immediately, 682,526 of the restricted stock awards vest at separation from the Company, 14,505 of the restricted stock awards vest on June 1, 2025, 14,894 of the restricted stock award vest on June 1, 2026, 1,710 of the restricted stock awards vest on June 1, 2027, and 462,212 of the restricted stock awards vest 33% on September 1, 2025, 33% on September 1, 2026 and 34% on September 1, 2027.

During the nine months ended September 30, 2024, the Company awarded 391,544 restricted stock awards under the 2021 Plan, valued at $1.52 per share based on the closing market price of the Company’s common stock on the date of the grant. The Company awarded 90,734 restricted stock awards under the 2021 Plan, valued at $2.41 per share based on the closing market price of the Company’s common stock on the date of the grant. The Company awarded 542,896 restricted stock awards under the 2021 Plan, valued at $3.96 per share based on the closing market price of the Company’s common stock on the date of the grant. The Company awarded 1,892,300 preferred A restricted stock awards under the 2021 Plan, valued at $2.50 per share based on the closing market price of the Company’s preferred A stock on the date of the grant. The Company awarded 610,234 restricted stock awards under the 2023 Plan, valued at $1.52 per share based on the closing market price of the Company’s common stock on the date of the grant. The Company awarded 57,255 restricted stock awards under the 2023 Plan, valued at $2.41 per share based on the closing market price of the Company’s common stock on the date of the grant. The Company awarded 645,795 restricted stock awards under the 2023 Plan, valued at $3.96 per share based on the closing market price of the Company’s common stock on the date of the grant. 38,153 of the restricted stock awards vested immediately, 2,704,772 of the restricted stock awards vest at separation from the Company, 690,223 of the restricted stock awards vest 33% on June 1, 2024, 33% on June 1, 2025 and 34% on June 1, 2026, 304,289 of the restricted stock awards vest 33% on June 1, 2025, 33% on June 1, 2026 and 34% on June 1, 2027, 14,505 of the restricted stock awards vest on June 1, 2025, 14,894 of the restricted stock award vest on June 1, 2026, 1,710 of the restricted stock awards vest on June 1, 2027, and 462,212 of the restricted stock awards vest 33% on September 1, 2025, 33% on September 1 , 2026 and 34% on September 1, 2027.

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

The Company will recognize the compensation expense on a straight-line basis over the service period for the entire Awards. Accordingly, as of September 30, 2024, the Awards from the Plans are presented at fair value within the stockholders’ equity section of the Company’s balance sheet.

As of September 30, 2024, unrecognized compensation cost related to unvested Awards was approximately $8.8 million. That cost is expected to be recognized over a weighted-average period of approximately 1.9 years.

On April 15, 2024, a modification related to the cancellation of 48,547 under the water stock options granted to eight board members. The options were replaced with new awards of restricted stock. The amount of incremental compensation cost resulting from the modification was approximately $4.0 million. There were no modifications during the three and nine months ended September 30, 2023.

12. Effect of Recent Accounting Updates

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

13. VARIABLE INTEREST ENTITIES AND VOTING INTEREST ENTITIES

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

On August 5, 2022, the Company entered into a Contribution Agreement (the “Dorothy Contribution Agreement”) with Spring Lane, Soluna DV Devco, LLC (“Devco”), an indirect wholly owned subsidiary of SCI, and DVSL an entity formed in order to further the Company’s development for Project Dorothy, (each, a “Party” and, together, the “Parties”). Pursuant to the Dorothy Contribution Agreement, the Company committed to a capital contribution of up to approximately $26.3 million to DVSL (the “Company Commitment”), and on August 5, 2022, the Company was deemed to have contributed approximately $8.1 million, through payment of capital expenditures and development costs made on behalf of DVSL by the Company prior to August 5, 2022. Further under the Agreement, Spring Lane committed to a capital contribution of up to $12.5 million to DVSL (the “Spring Lane Dorothy Commitment”), and as of December 31, 2022, Spring Lane had actually contributed approximately $4.8 million. Under the Dorothy Contribution Agreement, the Company and Spring Lane have committed to make subsequent contributions, up to their respective Company Commitment and Spring Lane Dorothy Commitment amounts, on a pro rata basis, upon receipt of a contribution request from DVSL, as set forth in the Dorothy Contribution Agreement and subject to the satisfaction of certain conditions described therein. The proceeds of any subsequent commitments will be applied to pay project costs in accordance with the project budget.

In exchange for their contributions, the Company and Spring Lane were issued 67.8% and 32.2% of the Class B Membership Interests in DVSL, respectively, and were admitted as Class B members of DVSL. Further pursuant to the Agreement, DVSL issued 100% of its Class A Membership Interests to Devco.

The Company evaluated this legal entity under ASC 810, Consolidations and determined that DVSL is a variable interest entity (“VIE”) that should be consolidated into the Company, with a non-controlling interest recorded to account for Spring Lane’s equity ownership of the Company. The Company has a variable interest in DVSL. The entity was designed by the Company to create an entity for outside investors to invest in specific projects. The creation of this entity resulted in the Company, through its equity interest in DVSL, absorbing operational risk that the entity was created to create and distribute, resulting in the Company having a variable interest in DVSL.

On March 10, 2023, the Company along with Devco, and Soluna DVSL ComputeCo, LLC, a Delaware limited liability company (the “Project Company”) entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) with Soluna SLC Fund I Projects Holdco, LLC, a Delaware limited liability company (“Spring Lane”) that is wholly owned indirectly by Spring Lane Management LLC. The Project Company was constructing a modular data center with a peak demand of 25 megawatts (the “Dorothy Phase 1A Facility”).

Under a series of transactions in February 2023 and March 2023, culminating in the March 10, 2023 Purchase and Sale Agreement, the Company sold to Spring Lane certain Class B Membership Interests for a purchase price of $7.5 million (the “Sale”). After giving effect to the Sale, the Company owned 6,790,537 Class B Membership Interests (constituting 14.6% of the Class B Membership Interests) and Spring Lane owns 39,791,988 Class B Membership Interests (constituting 85.4% of the Class B Membership Interests). The cash portion of the purchase price paid by Spring Lane to the Company was approximately $5.8 million, which represented the purchase price of $7.5 million less the Company’s pro rata share of certain contributions funded entirely by Spring Lane in the earlier portion of this series of transactions occurring during February 2023 and March 2023. As a further part of these transactions, the parties agreed that from January 1, 2023 onwards, the Company would bear only 14.6% of the costs relating to the construction and operation of the Dorothy Phase 1A Facility, compared to its 67.8% share until that time, including during the calendar year 2022. After Spring Lane Capital realizes an 16% Internal Rate of Return hurdle on its investments, the Company retains the right to 50% of the profits on Soluna DVSL ComputeCo. In connection with the Spring Lane transactions and agreements, Soluna DV Services, LLC. will be providing the operations and maintenance services to Soluna DVSL ComputeCo, LLC. Soluna DV Services, LLC expects to receive a margin of 20% for services rendered on certain expenses.

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

As of January 1, 2023, there were no changes in the Limited Liability Agreement of DVSL other than those related to incorporating the new investment and the purpose and design of DVSL has not changed. The Company evaluated the concepts under ASC 810 for DVSL after the change in membership interest, concluding that this resulted in the Project Company not being structured with non-substantive voting rights, as the noncontrolling shareholders have disproportionately fewer voting rights but the activities are not conducted on their behalf. This, in conjunction with there being sufficient equity at risk to finance its activities and the equity holders as a group having the characteristics of a controlling financial interest in DVSL, results in DVSL not meeting the definition of a VIE. The Company’s consolidation model is based on the concept of power. Given the Company’s Class A membership interest, the Company has the ability to control the significant decisions made in the ordinary course of the business of DVSL. The non-controlling shareholders do not hold substantive participating rights, voting rights or liquidation rights. This results in the Project Company being a voting interest entity (“VOE”), therefore allowing the Company to continue to consolidate.

The carrying amount of the assets and liabilities was as follows for DVSL:

(Dollars in thousands)	September 30, 2024	December 31, 2023

Current assets:
Cash and restricted cash	$3,693	$2,275
Accounts receivable, net (allowance for expected credit losses $367 and $0 as of September 30, 2024 and December 31, 2023)	751	1,201
Other receivable, related party	397	185
Prepaids and other current assets	45	-
Total current assets	4,886	3,661

Other assets- long term, related party	2,452	2,172
Operating lease right-of-use assets	85	90
Property, plant, and equipment	12,970	13,712
Total assets	$20,393	$19,635

Current liabilities:
Due to intercompany	$20	$-
Accrued expense	1,509	677
Customer deposits-current	1,410	-
Operating lease liability	7	7
Total current liabilities	2,946	684
Operating lease liability	78	83
Customer deposits- long term	-	1,190
Other liabilities, related party	224	224

Total liabilities	$3,248	$2,181

Effective, January 1, 2023, the Company’s ownership in DVSL was reduced from 67.8% to 14.6%; see above for details.

On May 9, 2023, the Company’s indirect subsidiary DVCC completed a strategic partnership and financing with a special purpose vehicle, Navitas West Texas Investments SPV, LLC, (“Navitas”) organized by Navitas Global, to complete the second phase of the Dorothy Project (“Dorothy 1B”). Under a Contribution Agreement among the parties, the Company owned a substantially complete 25MW data center under construction, in which the Company had contributed capital expenditures for the data center. Soluna and Navitas amended and restated the Initial LLCA (the “Existing LLCA”) to reflect Navitas’ contribution of $4.5 million and its receipt of 4,500 Membership Interests, constituting 26.5% of the outstanding Membership Interests of the Company. On June 2, 2023, Soluna and Navitas amended and restated the Existing LLCA to (a) reflect (i) Navitas’s additional capital contribution of approximately $7.6 million and receipt of an additional 7,597 Membership Interests, for a total of 12,097 Membership Interests and 49% ownership of DVCC, and (ii) Soluna’s additional capital contribution of $1.34 million and receipt of an additional 1,340 Membership Interests, for a total of 12,590 Membership Interests and 51% ownership of DVCC, and (b) describe the respective rights and obligations of the Members and the management of DVCC. As of September 30, 2024, Navitas owns 49% and Soluna owns 51% of DVCC.

The Company evaluated this legal entity under ASC 810, Consolidations and determined that DVCC is a VIE that should be consolidated into the Company, with a non-controlling interest recorded to account for Navita’s equity ownership of the Company. The Company has a variable interest in DVCC. The entity was designed by the Company to create an entity for outside investors to invest in specific projects. The creation of this entity resulted in the Company, through its equity interest in DVCC, absorbing operational risk that the entity was created to create and distribute, resulting in the Company having a variable interest in DVCC.

DVCC is a VIE of the Company due to DVCC being structured with non-substantive voting rights. This is due to the following two factors being met as outlined in ASC 810-10-15-14 that require the VIE model to be followed.

a.	The voting rights of the Company are not proportional to their obligation to absorb the expected losses of the legal entity. The Company gave Navitas veto rights over significant decisions, which results in Soluna having fewer voting rights relative to their obligation to absorb the expected losses of the legal entity.

b.	Substantially all of DVCC’s activities are conducted on behalf of the Company, which has disproportionally fewer voting rights.

Also, the Company is the primary beneficiary due to having the power to direct the activities of DVCC that most significantly impact the performance of DVCC due to its role as the manager handling the day-to-day activities of DVCC as well as majority ownership and the obligation to absorb losses or gains of DVCC that could be significant to the Company.

Accordingly, the accounts of DVCC are consolidated in the accompanying financial statements.

The carrying amount of the VIE’s assets and liabilities was as follows for DVCC:

(Dollars in thousands)	September 30, 2024	December 31, 2023

Current assets:
Cash and restricted cash	$1,841	$2,575
Accounts receivable	31	217
Prepaids and other current assets	63	-
Other receivable, related party	449	476
Total current assets	2,384	3,268

Other assets- long term, related party	2,452	2,172
Operating lease right-of-use assets	85	90
Property, plant, and equipment, net	18,735	22,188
Total assets	$23,656	$27,718

Current liabilities:
Due to intercompany	$1,107	$1,259
Accrued expense	1,359	2,213
Operating lease liability	7	7
Current portion of debt	291	1,682
Total current liabilities	2,764	5,161

Operating lease liability	78	83
Total liabilities	$2,842	$5,244

On July 22, 2024 (the “Effective Date”), Soluna Holdings, Inc. (the “Company”) closed financing for the Dorothy 2 project. This project involves Soluna Digital, Inc. (the “Developer”) and Soluna DVSL II ComputeCo, LLC (the “ComputeCo”), a special purpose vehicle initially owned solely by the Developer. They are collaborating on the development, design, procurement, and construction of a 48 MW modular data center (the “Project Dorothy 2”) in Briscoe County, TX. This facility, located in Silverton, Texas, is owned by ComputeCo and operated by Soluna US Services, LLC, and may engage in cryptocurrency, batch processing, and other non-crypto related activities. It is adjacent to two other Company modular data center projects at the same site.

Project Dorothy 2 is financed by Soluna2 SLC Fund II Project Holdco LLC, an investment vehicle of Spring Lane Capital (“SLC”) with a capital contribution of up to $29.98 million, and the Developer, as the parent company of ComputeCo, with an initial capital contribution of up to $4.6 million. As of the Effective Date, the Company and the Developer became co-owners of ComputeCo.

Project Dorothy 2 allows the Developer to invest in ComputeCo, with the total ownership of the Developer and its affiliates capped at 49% of the Class B Membership Interests. This investment can occur within 30 days after the Effective Date (treated equally to the initial Investor), from day 31 to 180 days after the Effective Date (subject to a purchase price formula with a 20% discount rate), or after 180 days with the initial Investor’s approval.

On May 16, 2024, the Company secured $1.0 million in financing from SLC for equipment and machinery for Project Dorothy 2 through an Equipment Loan Agreement (the “ELA”) between SDI SL Borrowing - 1, LLC (the “Borrower”) and SLC. On that date, SLC lent the Borrower $720,000 to purchase medium voltage cables and low voltage switchboards. This debt was later assigned to ComputeCo on the Effective Date. Subsequently, the Borrowing amount in full by issuing the Investor Class B Membership Interests in the Dorothy 2 project valued at three times the borrowing amount (i.e., $2.16 million).

The Company evaluated this legal entity under ASC 810, Consolidations and determined that this is not a VIE. This entity is a VOE primarily due to there being sufficient equity at risk to finance its activities, the equity holders as a group having the characteristics of a controlling financial interest and the entity is not structured with non-substantive voting rights. The Company’s consolidation model is based on the concept of power. Given the Company’s Class A membership interest, the Company has the ability to control the significant decisions made in the ordinary course of the business of ComputeCo. Even though SLC has a majority of the Class B membership, the Company holds all the Class A membership, which gives them the ability to control the significant decisions made in the ordinary course of business. The non-controlling shareholders do not hold substantive participating rights, voting rights or liquidation rights. As of September 30, 2024, SLC owns 72% and SDI owns 28% of ComputeCo.

The carrying amount of the assets and liabilities was as follows for ComputeCo:

(Dollars in thousands)	September 30, 2024

Current assets:
Cash and restricted cash	$290
Accounts receivable, intercompany	2,855
Other receivable, related party	1,378
Total current assets	4,523

Other assets- long term, related party	4,028
Total assets	$8,551

Current liabilities:
Accounts payable, trade	$28
Accounts payable, related party	738
Due to intercompany	3
Total current liabilities	769
Total liabilities	$769

14. Segment Information

The Company applies ASC 280, Segment Reporting, in determining its reportable segments. The Company has three reportable segments: Cryptocurrency Mining, Data Center Hosting, and High-Performance Computing Services. In the third quarter of 2024, we initiated Soluna Cloud Services, a new business line to provide high performance computing services to support generative AI workstreams. Hosted at a third-party datacenter, the Company’s high-performance computing (“HPC”) services provide an integrated platform engineered to harness the process power of our fleet of NVIDIA H100 GPUs. The HPC services equipment is comprised of Graphics Processing Units (“GPUs”) servers, network equipment, and data storage equipment. In line with our commitment to sustainability, our HPC services equipment utilizes 100% carbon-free renewable energy from geothermal and hydroelectric sources.

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

The Cryptocurrency Mining segment generates revenue from the cryptocurrency the Company earns through its mining activities, which is currently generated from Project Dorothy, and previously from Project Sophie and Marie. The Data Center Hosting segment generated revenue from contracts for the provision/consumption of electricity and operation of the data center from the Company’s high performance computing facilities previously at Project Marie and currently from Project Sophie and Project Dorothy. The High-Performance Computing Services currently has not generated any revenue as of third quarter of 2024, as Project Ada is still working on building its customer base. Project Ada’s cost of revenue for the three and nine months ended is approximately $2.9 million in relation costs associated with HPE.

For the three months ended September 30, 2024 and 2023, approximately 100% and 97% of the Company’s cryptocurrency mining revenue was generated from Project Dorothy 1B (data center located in Silverton, Texas), 0% and 3% from Project Sophie (data center located in Murray, Kentucky), respectively. For the nine months ended September 30, 2024 and 2023, approximately 100% and 32% of the Company’s cryptocurrency mining revenue was generated from Project Dorothy 1B, 0% and 54% from Project Sophie, and 0% and 14% from Project Marie, respectively.

For three months ended September 30, 2024 and 2023, approximately 82% and 75% of the Company’s data center hosting revenue was generated from Project Dorothy 1A and 18% and 25% from Project Sophie. For nine months ended September 30, 2024 and 2023, approximately 74% and 64% of the Company’s data center hosting revenue was generated from Project Dorothy 1A, 26% and 31% from Project Sophie, 0% and 5% from Project Marie.

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

The following table details revenue and cost of revenues for the Company’s reportable segments for three and nine months ended September 30, 2024 and 2023, and reconciles to net income (loss) on the consolidated statements of operations:

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Reportable segment revenue:
Cryptocurrency mining revenue	$2,811	$1,786	$13,691	$5,497
Data hosting revenue	4,271	4,011	14,446	5,451
High-performance computing service revenue	-	-	-	-
Demand response service revenue	443	-	1,612	-
Total segment and consolidated revenue	7,525	5,797	29,749	10,948
Reportable segment cost of revenue:
Cost of cryptocurrency mining revenue, exclusive of depreciation	1,963	1,040	5,687	4,451
Cost of data hosting revenue, exclusive of depreciation	2,555	2,150	6,982	3,181
Cost of high-performance computing services	2,859	-	2,859	-
Cost of revenue-depreciation	1,512	1,200	4,540	2,364
Total segment and consolidated cost of revenues	8,889	4,390	20,068	9,996
Reconciling items:
General and administrative expenses	7,652	5,102	21,834	18,353
Impairment on fixed assets	-	41	130	418
Interest expense	821	495	1,694	2,355
(Gain) loss on debt extinguishment and revaluation, net	(1,203)	769	7,495	2,350
Loss on sale of fixed assets	-	373	21	404
Other expense, net	6	74	32	301
Income tax (benefit) expense from operations	(547)	569	(1,743)	(524)
Net loss	(8,093)	(6,016)	(19,782)	(22,705)
(Less) Net loss (income) attributable to non-controlling interest	903	(646)	(3,535)	206
Net loss attributable to Soluna Holdings, Inc.	$(7,190)	$(6,662)	$(23,317)	$(22,499)

Capital expenditures	3,542	9,639	3,820	12,534
Depreciation and amortization	3,915	3,579	11,750	9,498

15. Subsequent Events

SEPA Consents

As previously discussed in Footnote 1, the Company entered into a SEPA with YA II PN, LTD on August 12, 2024. In accordance with the terms of the SEPA, YA has agreed to purchase up to $25 million in aggregate gross purchase price of newly issued fully paid shares of the Company’s common stock from time to time subject to the limits and the conditions of the SEPA. Access to the SEPA is subject to a number of conditions precedent including the filing and effectiveness of a registration statement on Form S-1 covering the resale of the shares purchased under the SEPA (the “Registration Statement”), and various consents from the Company’s outstanding convertible noteholders (the “Noteholders”) and the holder (the “Series B Holder”) of the Company’s outstanding Series B Convertible Preferred Stock (the “Series B Stock”). The Company has entered into the following transactions on October 1, 2024, with the Noteholders and the Series B Holder as described below, satisfying the conditions precedent related to third parties to access the SEPA. Access to the SEPA remains subject to effectiveness of the Registration Statement, which the Company anticipates filing with the Securities and Exchange Commission, and other customary conditions.

Agreements with Convertible Noteholders

Master Consent Agreement

The Company entered into a Consent, Waiver, and Mutual Release Agreement (the “Master Consent”) on October 1, 2024 with the Noteholders that are parties to a Securities Purchase Agreement, dated October 25, 2021, as amended (the “SPA”), pursuant to which, among other things, the Company has issued convertible notes to various institutional investors (together with their respective agents, the “Purchasers”). The Master Consent provides the following from the Purchasers:

●	consent to the Company’s entry into the SEPA and the Payment Agreements (as described below);
●	waiver of any rights of first refusal or participation rights in connection with the SEPA;
●	standstill of the rights to exercise certain $0.01 warrants pursuant to the SPA;
●	the right to prepay the convertible notes with a 20% premium;
●	termination of the SPA and related agreements upon the full payoff of the convertible notes; and
●	mutual limited release of claims between the Purchasers and the Company.

In return for these consents, the Company agreed to pay the Purchaser agents a $750 thousand waiver fee and to prepay to the Purchasers the 20% premium for the prepayment of the Notes of approximately $625 thousand.

Payment Agreements

The Company entered into payment agreements with the Purchasers in connection with the SEPA (the “Payment Agreements”), pursuant to which the Company and the Purchasers agreed to permit the full or partial prepayment of any outstanding convertible note balances held by the Purchasers at any time with five business days’ notice.

Assignment and Assumption Agreements

Soluna AL CloudCo, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“CloudCo”), Soluna Cloud, Inc, an indirect wholly-owned subsidiary of the Company (“Soluna Cloud”) and the Company have entered into assignment and assumption agreements (the “Assignment Agreements”) on October 1, 2024 with one of the Purchasers and two other parties introduced by that Purchaser (together, the “Assignors”), with respect to an aggregate of $1.25 million of notes issued by CloudCo. Pursuant to the Assignment Agreements, the Company purchased such notes for a purchase price of $750 thousand, or 60% of face value.

Agreements with Series B Holder

The Company entered into Amendment No. 1 (the “Amendment”) on October 1, 2024 to the securities purchase agreement with the Series B Holder, pursuant to which the Series B Holder agreed to waive its right of first refusal and participation rights with respect to the SEPA, to modify its consent rights to future financings, and to limit warrant exercises and conversions in accordance with the terms of the Amendment. In return, the Company agreed to amend the conversion price of the Series B Stock from $135.25 to $5, to amend the exercise of price of outstanding warrants held by the Series B Holder to $0.01 per share, and to issue an additional 140,000 five-year warrants with an exercise price of $0.01 per share.

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

Overview and Recent Developments

We are a digital infrastructure company specializing in transforming surplus renewable energy into computing resources. Our modular data centers can co-locate with wind, solar, hydroelectric and other renewable power plants and support compute intensive applications including Bitcoin Mining, Generative AI, Scientific Computing and other forms of High-Performance Computing (HPC). This pioneering approach to data centers helps energize a greener grid while delivering cost-effective and sustainable computing solutions.

Our mission is to make renewable energy a global superpower using computing as a catalyst.

SHI through its subsidiaries operates across several business lines:

●	Bitcoin Hosting – we host Bitcoin Mining customers at our data centers.
●	Proprietary Bitcoin Mining – we mine Bitcoin through joint ventures at our data centers.
●	AI Cloud and Hosting Services – we provide GPU-as-a-Service and provide colocation services at our data centers for companies seeking to train large language models, tune existing AI models, and deploy advanced AI-powered applications or other HPC workloads.
●	Demand Responses Services – we utilize our data centers to deliver demand response services to grid operators.

Operations and Project Pipeline

We currently operate 75 MW of facilities at two locations. We have another 405 MW of facilities in development or near shovel ready in the United States. In addition, we have a 2 GW+ pipeline of renewable-energy powered projects. A summary of our pipeline, current and anticipated operating locations are as follows (as of September 30, 2024):

Project Name	Location	MW	Status	Business Model	Power Source
Sophie	Murray, KY	25	Operating	Bitcoin Hosting	Grid / Hydro
Dorothy 1A	Silverton, TX	25	Operating	Bitcoin Hosting	Wind
Dorothy 1B	Silverton, TX	25	Operating	Bitcoin Mining	Wind
Ada	Cloud	–	Operating 512 GPU Cluster	AI	Grid / Hydro
Dorothy 2	Silverton, TX	50	In Construction	Bitcoin Hosting	Wind
Grace	Silverton, TX	2	Development	AI	Wind
Kati	Harlington, TX	166	Development	Bitcoin Hosting / AI	Wind
Rosa	Snyder, TX	187	Development	Bitcoin Hosting / AI	Wind

2024 overview and developments

In 2024, our execution has been focused on four key initiatives, namely:

(1) Optimize Projects – improve the profitability, operational efficiency, customer satisfaction and customer mix at our operating data centers;

(2) Grow Pipeline – increase the number of curtailment assessments completed, sign more term sheets for projects and mature more projects to shovel readiness;.

(3) Launch AI – form, capitalize, and begin operations of our AI Cloud services business in partnership with a leading Original Equipment Manufacturer (“OEM”) partner and kick off customer development activities; and

(4) Financing Opportunities – Raise capital to support our growth initiatives, including Project Dorothy 2, Project Ada, and Project Kati. to support.

A summary of our overview and developments in these areas follows below.

Energize Project Dorothy

We transitioned our flagship data center Project Dorothy from construction to operations during 2023 between spring and fall. The data center is co-located with Briscoe Wind Farm (“Briscoe”), a 150 MW wind power generation facility in Silverton, Texas. The project is comprised of two elements, Project Dorothy 1A (“D1A”), and Project Dorothy 1B (“D1B”), each 25 MW facilities.

Dorothy 1A

D1A is focused on Bitcoin Hosting of two large customers. There are approximately 7,700 Bitcoin miners installed between the two customers, resulting in an installed hashrate of approximately 950 PH/s. From May 2023 through December 31, 2023, D1A consumed over 11,900 MWh of Curtailed Energy and achieved a power usage effectiveness (“PUE”) of 1.03. For the three and nine months ended September 30, 2024, D1A consumed over 2,900 MWh and 31,000 MWh of Curtailed Energy and achieved a PUE of 0.99.

D1A was constructed in partnership with Spring Lane Capital (“SLC”), a leading venture capital firm focused on sustainability solutions. SLC owns approximately 85% of the Class B Membership Units, while we own 15% and own 100% of the Class A Membership Units. After SLC achieves an 18% Internal Rate of Return hurdle, Soluna retains 50% of the profits on D1A.

Dorothy 1B

D1B is focused on proprietary Bitcoin Mining. There are approximately 7,900 Bitmain Antminer S19s, S19j Pro and S19j Pro+ machines installed, resulting in an installed hashrate of 817 PH/s From July 2023 through December 31, 2023, D1B consumed over 10,600 MWh of Curtailed Energy and achieved a PUE of 1.03. For the three and nine months ended September 30 2024, D1B consumed over 2,650 and 30,800 MWh of Curtailed Energy and achieved a PUE of 0.99.

Demand Response Services at Dorothy

In November 2023, we completed registration of Project Dorothy for one of ERCOT’s Demand Response Services (“DRS”) programs establishing the project as a key contributor to intelligent and flexible energy solutions, promoting environmental and economic advantages for the state of Texas. It also allowed us to diversify our revenue. Under the program, we have a single promise to stand ready, on a monthly basis, to deliver a set amount of curtailment (committed capacity) per month when and if called upon by ERCOT. The Company is able to generate additional revenue for Project Dorothy by providing this grid resilience support which reduces its power costs, making it one of the lowest cost players in the industry. Since November 2023, Project Dorothy has successfully participated in and completed the Winter, Spring and Summer DRS periods in ERCOT, and is currently in the fall standby period.

Cash Flow, Site and Process Optimization

In the second quarter of 2023, we shifted our business from primarily proprietary Bitcoin Mining to Bitcoin Hosting. We signed 50 MW of hosting agreements at Dorothy 1A and Sophie.

Sophie

Project Sophie is a 25 MW data center, based in Murray, Kentucky connected to the grid, (“Sophie”). The project has a Power Purchase Agreement (“PPA”) that requires the curtailment of the site during certain hours of the day to help balance the Kentucky grid. We own 100% of the facility which was completed in 2021.

Sophie is focused on Bitcoin Hosting of multiple large customers such as Bit Digital and Compass. The data center generates revenue via a combination of fixed services fees and profit share, while energy cost is passed through. There are approximately 9,000 Bitcoin miners installed, resulting in an installed hashrate of approximately 801 PH/s. For 2023, the facility achieved a PUE of 1.03. For the three and nine months ended September 30, 2024, the facility achieved a PUE of 1.02.

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

Cost Cutting and Process Optimization

In 2023, we implemented a number of cost improvement initiatives and ramped up a new Financial Planning and Analysis (“FP&A”) function to provide our management and operations teams better insight into the financial performance of our data centers. This helped us find opportunities to improve profitability and proactively address critical issues with infrastructure equipment at all sites. Our MaestroOS software platform managed the efficient operations of projects Dorothy and Sophie through record setting temperatures (hot and cold) in both Texas and Kentucky in 2023. In 2024, our Maestro control system has continued to respond well to increases in grid demand throughout the summer.

In 2024, our objective is to achieve operational excellence across all data centers, targeting a budgeted EBITDA and maintaining high customer satisfaction. Our infrastructure optimization efforts have been completed to protect equipment against the severe summer heat to include miner heat shielding, building insulation upgrades, and transformer fan kit installations.

Flagship Expansion

Dorothy 2

We began planning for the 50 MW expansion of Project Dorothy in 2023. We partnered with SLC who will finance up to $30 million of the project cost. We closed the initial financing contribution and operation agreement with SLC in July 2024 and broke ground in the third quarter of 2024. Initial energization and ramp-up is expected by the end of the first quarter of 2025. Dorothy 2 will feature a stronger waterfall structure and enhanced management and development fees compared to Dorothy 1A, allowing Soluna to benefit from substantial income once the facility is operational.

In addition, we have 2 MW of our Project Dorothy 2 site slated for our Helix Pilot, focused on next generation data centers for AI.

Pipeline Growth

Kati

Project Kati is planned to be a 166 MW data center integrated with a 300 MW wind farm in South Texas. It is expected to host a mix of Bitcoin Mining and AI/HPC customers in separate data center facilities located onsite and sharing certain infrastructure. The project has progressed rapidly from term sheet signing in 2023 through the ERCOT planning process and signing of a PPA with EDF Renewables and Masdar - Abu Dhabi Future Energy Company.

Rosa

Project Rosa is planned to be a 187 MW data center integrated with a 240 MW wind farm in North Texas. It is, like Kati, expected to host a mix of Bitcoin Mining and AI/HPC customers in separate data center facilities located onsite and sharing certain infrastructure. Term sheets for power and land were signed in September 2024 and the project will soon move into and through the ERCOT planning process as well as securing a PPA.

We are on track to nearly double our assets under management by the end of 2024 or early 2025 and thereafter which is our goal.

Launch AI

Ada

Project Ada launched when a subsidiary of Soluna Cloud entered into a $12.5 million credit facility with GreenCloud Partners in June 2024 and a $1.25 million credit facility on the same terms with a syndicated group of lenders related to Alpha Capital in July. These funds enabled us to fund ongoing working capital needs and to secure an agreement with Hewlett Packard Enterprise Company (“HPE”) to acquire access to datacenter and cloud services for AI and HPC processes for 36 months at a cost of $34 million, with $10.3 million pre-paid in June at contract execution.

Soluna Cloud began offering its services by leveraging HPE’s renewable-powered high performance data centers. Their cutting-edge facilities, known for their energy efficiency and sustainability, support the environmental sustainability of Soluna Cloud’s operations. Additionally, this collaboration expands Soluna Cloud’s offering beyond just bare-metal infrastructure, making available HPE’s comprehensive software solutions for AI pipelines. As an HPE Partner Ready Service Provider partner, Soluna Cloud will offer its advanced cloud solutions to HPE’s global customer base demonstrating AI expertise and delivery capabilities. This partnership can be expanded in the future.

Grace

Project Grace will leverage Soluna’s new Helix data center model to be built at 2 MW capacity adjacent to Project Dorothy. The Helix model will serve as the growth pathway for customers, addressing the growing demand for more sustainable data centers for AI powered by renewable energy and will demonstrate Soluna’s proprietary data center design and its substantial expected benefits.

Financing Opportunities

Yorkville Standby Equity Purchase Agreement (“SEPA”)

We secured a $25 million SEPA in August 2024 with a subsidiary fund of Yorkville Advisors. This facility provides cash to us by way of draws against it which can be made once the S-1 registration statement that was filed in September 2024 is effective and can be fully used once shareholder approval to remove the exchange cap is obtained which is expected to be in November 2024. Funds from this facility will fund critical Soluna Cloud AI operations and data center development, capital for deployment into projects to improve equity ownership and cash flows, to strengthen the balance sheet and to retire existing convertible loan notes.

In order to secure necessary consents for the SEPA, agreements were reached with existing convertible loan noteholders and the Preferred Series B stockholder. The agreements with convertible loan note holders resulted in prepayment of convertible loan note prepayment fees, payment of a waiver fee of $750 thousand and an obligation to purchase the $1.25 million Soluna Cloud notes and pay unconverted convertible loan note balances from cash raised from the SEPA. The agreements with the Preferred Series B stockholder resulted in limitations of future rights of first refusal, participation, consent and warrant or stock conversion and repricing of the conversion price and existing warrants and issuance of new warrants.

Convertible Noteholders

In 2023 and early 2024, the Company negotiated four amendments to the Convertible Notes. These amendments were focused on extending the maturity date of the notes, lowering the conversion price of the notes, adding features to the notes to allow early payoff with predetermined cost, and the repricing of certain warrants to assist the Company in raising capital for operations. Additionally on May 17, 2024, certain warrants were further repriced to assist in raising additional capital.

Future Financing

We plan to raise funds, via the SEPA and other means, to support accretive opportunities related to our growth initiatives and projects.

Recent Developments and Trends

Industry Trends

Soluna’s business is influenced by several industry trends, including: (1) challenges in the Bitcoin ecosystem, (2) the Bitcoin Halving, (3) the Inflation Reduction Act, (4) the global Supply Chain, (5) the growth of AI.

Bitcoin Ecosystem

Fiscal years 2022 and 2023 presented unprecedented challenges for the Bitcoin mining industry. In 2022, a sharp drop in Bitcoin prices, compounded by geopolitical tensions such as the war in Ukraine and surging global energy costs, drove several mining companies into bankruptcy proceedings, resulting in market oversaturation with used mining equipment at steep discounts. This destabilization persisted well into 2023, further complicated by high-profile industry setbacks, including the collapse of FTX and regulatory scrutiny on Binance, the largest global cryptocurrency exchange. These events collectively dampened investor confidence and weighed on Bitcoin prices.

In late 2023, a critical turning point emerged as major asset managers, including BlackRock, Grayscale, and Bitwise, submitted applications for Bitcoin Spot Exchange-Traded Funds (ETFs). The anticipation surrounding potential ETF approvals reignited interest in Bitcoin, creating a bullish shift in market sentiment. Bitcoin prices have since seen upward momentum, providing substantial revenue opportunities across the ecosystem. The approval and adoption of Bitcoin ETFs in mainstream financial markets could seem poised to have marked a milestone for broader institutional support, having facilitated greater liquidity, price stability, and increased investment in the sector.

As we progress through 2024, the Bitcoin mining sector seems positioned for both recovery and transformation. The trend of institutionalization appears to be shaping the industry’s landscape, with consolidation likely reducing network competition, thus potentially increasing our share of Bitcoin rewards. Our company’s access to low-cost and renewable energy sources places us in a strategic position to maximize uptime and efficiency as hash rates and mining difficulty continue to climb.

Key factors shaping industry dynamics include ETF approvals, which have bolstered Bitcoin prices, increased institutional participation that may provide stability, and the possibility of a more defined regulatory framework as the digital asset landscape matures. However, as the sector gains mainstream acceptance, miners must also prepare for regulatory and ESG scrutiny, fluctuating energy costs, and market consolidation. Our emphasis on low-cost, renewable energy sources and strategic risk management supports our ability to navigate these challenges while maximizing profitability and operational longevity.

Looking forward, we are cautiously optimistic about industry trends, with a strong focus on agility, cost-efficiency, and compliance as we adapt to an evolving Bitcoin mining landscape.

Bitcoin Halving

In April 2024, Bitcoin underwent its fourth halving event, occurring approximately every four years or after every 210,000 blocks are mined. During a halving, miners’ rewards for validating transactions and creating new blocks on the Bitcoin blockchain are cut in half, reducing the rate of new Bitcoin generation. This event typically triggers anticipation and speculation within the Bitcoin community and among investors, leading to increased market activity. Price volatility tends to rise before and after a halving as the market reacts to perceived supply scarcity. Mining profitability decreases post-halving, potentially prompting some miners to shut down operations. This often sparks consolidations in the space, reducing the number of mining companies. However, the network automatically adjusts mining difficulty to ensure consistent block production. The halving also causes a supply shock, reducing Bitcoin’s inflation rate and potentially driving long-term price appreciation, although past performance does not guarantee future outcomes. The 2024 halving was the first to happen during a high interest rate environment, and in the presence of strong institutional demand for Bitcoin driven by ETFs. Reduction in block-reward will represent a short-term reduction in revenue. But the supply-shock effect and the growth of ETFs may lessen the volatility in the long run. A projected rise in Bitcoin price in the months after the halving would increase revenues and increase demand for our low-cost data centers.

Recent events, including the Mt. Gox settlements have significantly impacted Bitcoin’s price and supply due to the reintroduction of approximately 141,000 bitcoins into the market, raising concerns about increased selling pressure and market volatility. Despite these concerns, experts believe the market has sufficient liquidity to absorb the selling pressure, and the impact on Bitcoin’s value is expected to be temporary. The announcement of repayments led to a notable decline in cryptocurrency prices, with Bitcoin experiencing a 6% drop in a single day and the overall market capitalization decreasing by over $170 billion. However, the long-term investment prospects for Bitcoin remain positive, influenced by broader economic factors such as potential Federal Reserve rate cuts.

Inflation Reduction Act

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

Supply Chain

The global supply chain is facing challenges, particularly in the electric power sector, due to the scarcity of power infrastructure components like transformers. The electric grid component market is experiencing a supply and demand mismatch, leading to an ongoing shortage of transformers and other grid components. Over 70% of transmission and power transformers in the U.S. are over 25 years old, and there is insufficient manufacturing capacity to meet the demand for grid transformers and component parts. Factors contributing to the scarcity include aging infrastructure, increasing demand for electricity, extreme weather events threatening reliability, insufficient domestic manufacturing capacity, and reliance on foreign suppliers. President Biden authorized the use of the Defense Production Act Title III to accelerate domestic production of electric grid transformers and components to address the shortage. Companies are using emergency stocks of components, reviewing scheduled work, substituting materials when possible, improving communication with suppliers, and digitizing processes to enhance efficiency. The scarcity of power infrastructure components like transformers is a critical issue and efforts are being made to address these challenges through various strategies and actions. Difficult to source equipment could affect our growth. We have developed strategic relationships with key equipment providers with manufacturing facilities in the US and Abroad.

AI

Since the inception of ChatGPT by OpenAI, AI has experienced remarkable growth, transforming the field. Large language models (“LLM” s) have revolutionized AI, fueling interest in Generative AI technologies. The introduction of ChatGPT alone has increased AI-related job listings significantly, indicating its impact beyond tech. In 2023, global venture capital investments in AI soared to $50 billion, reflecting confidence in AI’s future potential. Funding focus has shifted to mature companies with proven technologies, signaling market maturation. This growth has driven demand for computing resources and attracted enterprise interest. The Generative AI market is projected to reach $1.3 trillion by 2032, with significant energy implications. By 2030, AI could comprise 3-4% of global power demand, with Google already attributing 10-15% of its power use to AI technologies. The widespread adoption of Generative AI like ChatGPT has substantially increased energy consumption across various applications and services. (In 2023, Google reported a 17% increase in data center energy consumption, driven by AI. Microsoft consumed 24 TWh of energy in a single year—more than some developed nations.) The energy demands of AI will increase focus on the sustainability of the industry. We expect increasing demand for specialized AI data centers with access to renewable energy. This will likely open opportunities for Soluna to provide AI Cloud and Colocation services to new companies and enterprises investing in AI initiatives.

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

Hosting Agreement Termination

Recently we have entered into substantive discussions with a customer, representing over 50% of our data hosting revenue, to mutually terminate a hosting agreement early. This is most likely to take place during the fourth quarter of 2024. We are also in significant and advanced discussions with multiple potential customers who are expected to fully replace the lost hosting capacity with minimal interruptions, also likely to take place during the fourth quarter of 2024.

Consolidated Results of Operations

Consolidated Results of Operations for the Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023.

The following table summarizes changes in the various components of our net loss during the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

(Dollars in thousands)	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	$ Change	% Change
Cryptocurrency mining revenue	$2,811	1,786	1,025	57%
Data hosting revenue	4,271	4,011	260	6%
High-performance computing service revenue	-	-	-	-%
Demand response service revenue	443	-	443	100%
Operating costs and expenses:
Cost of cryptocurrency mining revenue, exclusive of depreciation	1,963	1,040	923	89%
Cost of data hosting revenue, exclusive of depreciation	2,555	2,150	405	19%
Costs of high performance computing services	2,859	-	2,859	100%
Costs of revenue- depreciation	1,512	1,200	312	26%
General and administrative expenses, exclusive of depreciation and amortization	5,248	2,723	2,525	93%
Depreciation and amortization associated with general and administrative expenses	2,404	2,379	25	1%
Impairment on fixed assets	-	41	(41)	(100)%
Operating loss	(9,016)	(3,736)	(5,280)	141%
Other expense, net	(6)	(74)	68	(92)%
Interest expense	(821)	(495)	(326)	66%
Loss on sale of fixed assets	-	(373)	373	(100)%
Gain (loss) on debt extinguishment and revaluation, net	1,203	(769)	1,972	(256)%
Loss before income taxes	(8,640)	(5,447)	(3,193)	59%
Income tax benefit (expense)	547	(569)	1,116	(196)%
Net loss	(8,093)	(6,016)	(2,077)	35%
Net loss (income) attributable to non-controlling interest	903	(646)	1,549	(240)%
Net loss attributable to Soluna Holdings, Inc.	$(7,190)	(6,662)	(528)	8%

The following table summarizes the balances for the Project sites for cryptocurrency mining revenue, data hosting revenue, cost of cryptocurrency mining revenue, exclusive of depreciation, cost of data hosting revenue, exclusive of depreciation, and cost of depreciation during the three months ended September 30, 2024:

(Dollars in thousands)	Project Dorothy 1B	Project Dorothy 1A	Project Sophie	Project Ada	Other	Total

Cryptocurrency mining revenue	$2,811	$-	$-	$-	$-	$2,811
Data hosting revenue	-	3,515	756	-	-	4,271
Demand response services	-	-	-	-	443	443
Total revenue	$2,811	$3,515	$756	$-	$443	$7,525

Cost of cryptocurrency mining, exclusive of depreciation	$1,963	$-	-	-	-	1,963
Cost of data hosting revenue, exclusive of depreciation	-	2,025	521	-	9	2,555
Cost of high-performance computing services	-	-	-	2,859	-	2,859
Cost of revenue- depreciation	1,076	284	152	-	-	1,512
Total cost of revenue	$3,039	$2,309	$673	$2,859	$9	$8,889

The following table summarizes the balances for the Project sites for cryptocurrency mining revenue, data hosting revenue, cost of cryptocurrency mining revenue, exclusive of depreciation, cost of data hosting revenue, exclusive of depreciation, and cost of depreciation during the three months ended September 30, 2023:

(Dollars in thousands)	Project Dorothy 1B	Project Dorothy 1A	Project Sophie	Project Marie	Other		Total

Cryptocurrency mining revenue	$1,739	$-	$47	$-	$		$1,786
Data hosting revenue	-	3,016	991	-		4	4,011
Demand response services	-	-	-	-		-	-
Total revenue	$1,739	$3,016	$1,038	$-		$4	$5,797

Cost of cryptocurrency mining, exclusive of depreciation	$1,023	$-	17	-		-	1,040
Cost of data hosting revenue, exclusive of depreciation	-	1,766	384	-		-	2,150
Cost of revenue- depreciation	739	284	171	6		-	1,200
Total cost of revenue	$1,762	$2,050	$572	$6		$-	$4,390

Cryptocurrency Mining Revenue: Cryptocurrency revenue consists of revenue recognized from Soluna’s cryptocurrency mining operations. Cryptocurrency revenue was approximately $2.8 million for the three months ended September 30, 2024 compared to $1.8 million for the three months ended September 30, 2023. For the three months ended September 30, 2024, all cryptocurrency mining revenue related to Project Dorothy 1B, which began energization in the third quarter of 2023, and has been running at a full 25 MWs. Operations were stopped for Project Marie in February 2023 with the CCMA termination and NYDIG repossession of collateralized assets, and Project Sophie switched to Data Hosting beginning in the second quarter of fiscal year 2023 creating only $47 thousand in cryptocurrency revenue for the three months ended September 30, 2023, as such no revenue was recognized for either Project Marie or Sophie for the three months ended September 30, 2024. As noted above, Project Dorothy 1B began operations in the third quarter of 2023 as such was not running at 100% in the third quarter of 2023 and generated approximately $1.7 million of revenue. In addition to the above, the average price of Bitcoin increased by 118% from the three months ended September 30, 2023 compared to the same period for September 2024.

Data Hosting Revenue: The Company’s cryptocurrency hosting services provide energized space and operating services to third-party mining companies who locate their mining hardware at one of our mining locations. Services include fees for hosting the miners which could be fixed fees or profit sharing, as well as potential additional fees for services provided such as installation charges or other services fees. Data hosting revenue was approximately $4.3 million for the three months ended September 30, 2024 compared to $4.0 million for the three months ended September 30, 2023. The increase was primarily related to continued energization and the deployment of hosting customers at Project Dorothy 1A which began in the second quarter of 2023 creating approximately $3.5 million in data hosting revenue for the third quarter of 2024 compared to approximately $3.0 million for the third quarter of 2023, approximately a $500 thousand increase, in which was offset by a slight decrease in revenue of $235 thousand at Project Sophie who switched their business model from proprietary mining to data hosting in the second quarter of 2023.

Demand Response Service: In November 2023, we completed our registration of Project Dorothy for one of ERCOT’s demand response programs, in which we began services in December 2023. On a monthly basis we stand ready to deliver a set amount of committed capacity per period when and if called upon by ERCOT. We note that based on the time of the year, certain months and weather create more lucrative rewards. No such services were performed for the three ended September 30, 2023.

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

Cost of cryptocurrency revenue, exclusive of depreciation costs was approximately $2.0 million and $1.0 million for the three months ended September 30, 2024 and 2023, respectively, approximately $923 thousand increase. The higher costs during the three months ended September 30, 2024 compared to 2023 were due to the full Project Dorothy 1B site being active the entire quarter of 2024, versus as a startup in 2023. Also noted was that Project Sophie was dropping from being a proprietary mining site in the second quarter of 2023.

Cost of Data Hosting Revenue, exclusive of depreciation: Cost of data hosting revenue includes utility charges, site overhead expenses, and other charges.

Cost of data hosting revenue was approximately $2.6 million for the three months ended September 30, 2024 compared to $2.2 million for the same period in 2023. This increase was due to Project Dorothy 1A which began operations and hosting services in May 2023, creating costs of approximately $2.0 million for the three months ended September 30, 2024, compared to $1,8 million for the three months ended September 30, 2023. Also, the Company began data hosting operations at Project Sophie in mid-April 2023, which created an increase in costs of approximately $137 thousand between the comparable periods.

Cost of High-Performance Computing Services: Cost of high-performance computing services include production costs related to high performance computing services which for the three months ended September 30, 2024 was approximately $2.9 million and related to an agreement with HPE effective July 1, 2024 to acquire access to datacenter and cloud services for AI and HPC processes. As of September 30, 2024, no revenue has been generated for these services. There were no such costs associated for the three months ended September 30, 2023.

Cost of revenue- depreciation: Depreciation costs associated with cryptocurrency and data hosting revenue was approximately $1.5 million for the three months ended September 30, 2024 compared to approximately $1.2 million for the three months ended September 30, 2023. The increase related to the capital additions to fixed assets between the second quarter of fiscal year 2023 through the third quarter of 2024. It was noted that Project Marie was discontinued in February of 2023, Project Sophie had sold a majority of its miners in the second quarter of 2023, and the significant additions of capital expenditures at Project Dorothy, causing an increase in depreciation costs period over period. As the Company has begun to invest more in capital expenditures, we expect to see depreciation costs to significantly increase over the next several quarters.

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

●	General and administrative expenses, exclusive of depreciation and amortization increased approximately $2.5 million or 93% for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. General and administrative expenses, exclusive of depreciation and amortization were approximately $5.2 million, including approximately $1.2 million of stock compensation expense for the three months ended September 30, 2024, compared to approximately $2.7 million, including $590 thousand of stock compensation for the three months ended September 30, 2023. The increase in general and administrative expenses, exclusive of depreciation and amortization was mainly due to employee related expenses, legal fees, professional fees, related credit loss provision expense, and stock compensation expenses.

●	The Company had an increase of approximately $838 thousand in employee related expense for the three months ended September 30, 2024 compared to three months ended September 30, 2023 due to an increase in resources and salaries of approximately $435 thousand, and in anticipation of hitting performance-based targets of approximately $403 thousand.

●	Legal fees increased by approximately $391 thousand for the three months ended September 30, 2024 compared to the three months ended September 30, 2023; the increase is due to the legal work related to Project Dorothy 2, equity plan amendments, and other development projects.

●	The Company took a provision for expected credit loss for approximately $346 thousand for the three months ended September 30, 2024 in relation an unresolved pricing dispute with a Bitcoin hosting customer, compared to no provision for the three months ended September 30, 2023.

●	Professional fees associated to audit and tax increased by approximately $77 thousand for the three months ended September 30, 2024 compared to September 30, 2023 due to additional costs review of complex transactions and additional tax work related to subsidiary entities.

●	Stock compensation increased approximately $659 thousand due multiple grants in April, June and September of 2024 causing an increasing in expense for the three months ended September 30, 2024 compared to the prior comparable period.

Depreciation and Amortization associated with general and administrative expenses: Depreciation and amortization expense was comparable for the three months ended September 30, 2024 and the three months ended September 30, 2023 in which the balances totaled approximately $2.4 million, respectively. The balances mainly related to amortization expense related to the strategic pipeline contract that was acquired in October 2021.

Interest expense: Interest expense for the three months ended September 30, 2024 was approximately $821 thousand related to approximately $369 thousand to the NYDIG loan, $431 thousand to compounded interest and deferred financing amortization expense for the equipment financing loan and June and July 2024 secured note financing, and $22 thousand to the Navitas loan. Interest expense for the three months ended September 30, 2023, was $495 thousand which primarily related to mainly related to interest accrued on the Navitas loan of $85 thousand and interest on the NYDIG Financing Loan of approximately $405 thousand.

Gain (Loss) on Debt Extinguishment and Revaluation, net: For the three months ended September 30, 2024, the Company had a gain on revaluation of approximately $1.2 million. The gain was in relation to the convertible notes of $2.3 million due to factors including conversion assumptions and payouts, annual volatility and stock price conditions on the dates of valuations compared to what the noteholders could convert at as of September 30, 2024, in addition to a gain on warrant revaluation of the Soluna Cloud warrants for $327 thousand. The gain for the three months ended September 30, 2024 was offset with a loss on debt of approximately $1.4 million due to the satisfaction and redemption of the Dorothy 2 equipment loan through issuance of Class B Membership interests in the Dorothy 2 project valued at three times the borrowing amount (i.e., $2.16 million), in which created approximately a $1.4 million loss. For the three months ended September 30, 2023, the Company had a loss on debt revaluation of approximately $769 thousand due to additional assumptions and assessments on the valuation of the debt at quarter end. See Note 7 for further details.

Loss (Gain) on Sale of Fixed Assets: The Company did not have a loss or gain on sale of fixed assets for the three months ended September 30, 2024. For the three months ended September 30, 2023, the Company incurred a loss on sale of fixed assets of approximately $373 thousand in relation to the sale of miners for Project Sophie and sale of the remaining Project Marie fixed assets including the Tesseracks.

Income Tax Benefit (expense): Income tax benefit for the three months ended September 30, 2024 was $547 thousand compared to an income tax expense of approximately $569 thousand for the three months ended September 30, 2023. The balance for the three months ended September 30, 2024 and 2023 was related to deferred tax amortization impact of acquiring an asset in a transaction that is not a business combination when the amount paid exceeds the tax basis on the acquisition date. As such, the Company is required to adjust the value of the strategic contract pipeline by approximately $10.9 million at inception date (October 29, 2021), in which was recorded as a deferred tax liability and this amount will be amortized over the life of the asset. For the three months ended September 30, 2024 and September 30, 2023, the Company amortized $547 thousand, respectively. In addition, for the three months ended September 30, 2023, there were timing difference due to significant increase for in-service capital assets for the three months ended September 30, 2023 which created an offset of approximately $1.1 million in deferred income tax expense.

Net (loss) income attributable to non-controlling interest: Net loss attributable to non-controlling interest for the three months ended September 30, 2024 was $903 thousand compared to net income attributable to non-controlling interest of $646 thousand for the three months ended September 30, 2023 This amount relates to Spring Lane’s 85% noncontrolling interest of the net profit in Soluna DVSL and Navitas 45% - 49% noncontrolling interest of the net loss in Soluna DV ComputeCo for the three months ended September 30, 2024 and 2023. The change in non-controlling interest relates to a net loss in noncontrolling interest at Dorothy 1B of approximately $177 thousand, in which was driven by price of Bitcoin and site curtailments, and new for third quarter of 2024 was a noncontrolling interest loss of approximately $1.4 million associated to Dorothy 2 in which Spring Lane had noncontrolling interest of 58% - 72% for the three months ended September 30, 2024 in which the site is in development stage and would expect losses, offset with continued profitability at Dorothy 1A having a noncontrolling interest profit of $648 thousand in which is largely due to strong margins, creating a total net loss attributable to non-controlling interest of $68 thousand. The three-month net income for September 2023 balance in relation to non-controlling interest relates to Spring Lane’s 85% noncontrolling interest of the Net Profit in Soluna DVSL for approximately $759 thousand offset with Navitas 49% noncontrolling interest of the Net Loss of in Soluna DV ComputeCo of $111 thousand for the 3 months ended September 30, 2023.

Consolidated Results of Operations for the Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023.

The following table summarizes changes in the various components of our net loss during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

(Dollars in thousands)	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023	$ Change	% Change
Cryptocurrency mining revenue	$13,691	5,497	8,194	149%
Data hosting revenue	14,446	5,451	8,995	165%
High-performance computing service revenue	-	-	-	-%
Demand response service revenue	1,612	-	1,612	100%
Operating costs and expenses:
Cost of cryptocurrency mining revenue, exclusive of depreciation	5,687	4,451	1,236	28%
Cost of data hosting revenue, exclusive of depreciation	6,982	3,181	3,801	119%
Cost of high-performance computing services	2,859	-	2,859	100%
Costs of revenue- depreciation	4,540	2,364	2,176	92%
General and administrative expenses, exclusive of depreciation and amortization	14,625	11,219	3,406	30%
Depreciation and amortization associated with general and administrative expenses	7,209	7,134	75	1%
Impairment on fixed assets	130	418	(288)	(69)%
Operating loss	(12,283)	(17,819)	5,536	(31)%
Other expense, net	(32)	(301)	269	(89)%
Interest expense	(1,694)	(2,355)	661	(28)%
Loss on sale of fixed assets	(21)	(404)	383	(95)%
Loss on debt extinguishment and revaluation, net	(7,495)	(2,350)	(5,145)	219%
Loss before income taxes	(21,525)	(23,229)	1,704	(7)%
Income tax benefit	1,743	524	1,219	233%
Net loss	(19,782)	(22,705)	2,923	(13)%
Net (income) loss attributable to non-controlling interest	(3,535)	206	(3,741)	(1,816)%
Net loss attributable to Soluna Holdings, Inc.	$(23,317)	(22,499)	(818)	4%

The following table summarizes the balances for the Project sites for cryptocurrency mining revenue, data hosting revenue, cost of cryptocurrency mining revenue, exclusive of depreciation, cost of data hosting revenue, exclusive of depreciation, and cost of depreciation during the nine months ended September 30, 2024:

(Dollars in thousands)	Project Dorothy 1B	Project Dorothy 1A	Project Sophie	Project Ada	Other	Total

Cryptocurrency mining revenue	$13,691	$-	$-	$-	$-	$13,691
Data hosting revenue	-	10,623	3,823	-	-	14,446
Demand response services	-	-	-	-	1,612	1,612
Total revenue	$13,691	$10,623	$3,823	$-	$1,612	$29,749

Cost of cryptocurrency mining, exclusive of depreciation	$5,687	$-	-	-	-	5,687
Cost of data hosting revenue, exclusive of depreciation	-	5,520	1,452	-	10	6,982
Cost of high-performance computing services	-	-	-	2,859	-	2,859
Cost of revenue- depreciation	3,243	844	453	-	-	4,540
Total cost of revenue	$8,930	$6,364	$1,905	$2,859	$10	$20,068

The following table summarizes the balances for the Project sites for cryptocurrency mining revenue, data hosting revenue, cost of cryptocurrency mining revenue, exclusive of depreciation, cost of data hosting revenue, exclusive of depreciation, and cost of depreciation during the nine months ended September 30, 2023:

(Dollars in thousands)	Project Dorothy 1B	Project Dorothy 1A	Project Sophie	Project Marie	Other		Total

Cryptocurrency mining revenue	$1,739	$-	$2,989	$769	$		$5,497
Data hosting revenue	-	3,472	1,684	276		19	5,451
Demand response services	-	-	-	-		-	-
Total revenue	$1,739	$3,472	$4,673	$1,045		$19	$10,948

Cost of cryptocurrency mining, exclusive of depreciation	$1,426	$-	2,203	801		21	4,451
Cost of data hosting revenue, exclusive of depreciation	-	2,332	645	204		-	3,181
Cost of revenue- depreciation	753	470	1,005	136		-	2,364
Total cost of revenue	$2,179	$2,802	$3,853	$1,141		$21	$9,996

Cryptocurrency Mining Revenue: Cryptocurrency revenue consists of revenue recognized from Soluna’s cryptocurrency mining operations. Cryptocurrency revenue was approximately $13.7 million for the nine months ended September 30, 2024 compared to $5.5 million for the nine months ended September 30, 2023. For the nine months ended September 30, 2024, all cryptocurrency mining revenue related to Project Dorothy 1B, which began energization in the third quarter of 2023, and has been running at a full 25 MWs. Operations were stopped for Project Marie in February 2023 with the CCMA termination and NYDIG repossession of collateralized assets, and Project Sophie switched to Data Hosting beginning in the second quarter of fiscal year, as such no revenue was recognized for either Project Marie or Sophie for the nine months ended September 30, 2024. The Company also noted for the nine months ended September 30, 2024, that Project Marie shut down when only 8 MW was running for Proprietary Mining and Project Sophie was beginning to struggle and was not able to maintain running at 25 MW, therefore we started our transition to a hosting model and was fully switched by June 2023. In addition to the above, the average price of Bitcoin increased by 128% in the nine months ended September 30, 2023 compared to the same period for September 2024.

Data Hosting Revenue: The Company’s cryptocurrency hosting services provide energized space and operating services to third-party mining companies who locate their mining hardware at one of our mining locations. Services include fees for hosting the miners which could be fixed fees or profit sharing, as well as potential additional fees for services provided such as installation charges or other services fees. Data hosting revenue was approximately $14.4 million for the nine months ended September 30, 2024 compared to $5.5 million for the nine months ended September 30, 2023. The significant increase was primarily related to energization and the deployment of hosting customers at Project Dorothy 1A in the second quarter of 2023 creating approximately $10.6 million in data hosting revenue for the nine months ended September 30, 2024 compared to approximately $3.5 million for the same period in 2023, approximately a $7.1 million increase. In addition, Project Sophie switched their business model from proprietary mining to data hosting in the second quarter of 2023 which created an additional increase of approximately $2.1 million from approximately $1.7 million for the nine months ended September 30, 2023 to approximately $3.8 million for the nine months ended September 30, 2024. As such, the Company was performing hosting services utilizing approximately 50 MW between Project Dorothy 1A and Project Sophie. Offsetting the increase was the decommission of Project Marie operations in February 2023 causing a decline of approximately $276 thousand nine months ended September 30, 2024 compared to September 30, 2023. For the first quarter of 2023, Project Marie was hosting at approximately 10 MW.

Demand Response Service: In November 2023, we completed our registration of Project Dorothy for one of ERCOT’s demand response programs, and we began services in December 2023. On a monthly basis we stand ready to deliver a set amount of committed capacity per period when and if called upon by ERCOT. We note that based on the time of the year, certain months and weather create more lucrative rewards. No such services were performed for the nine months ended September 30, 2023.

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

Cost of cryptocurrency mining revenue, exclusive of depreciation costs was approximately $5.7 million and $4.5 million for the nine months ended September 30, 2024 and 2023, respectively, approximately a $1.2 million increase. The higher costs during the nine months ended September 30, 2024 compared to 2023 were due to the full Project Dorothy 1B site being active the entire nine months ended September 30, 2024, versus as a startup beginning in the second quarter of 2023. Also noted, Project Sophie was no longer a proprietary mining site by the second quarter of 2023. The increase was slightly offset with the Company operating only one facility for the nine months ended September 30, 2024, compared to three facilities for the nine months ended September 30, 2023. Also, the electricity costs at Project Dorothy 1B are comparatively lower than the costs were at Project Sophie and Marie.

Cost of Data Hosting Revenue, exclusive of depreciation: Cost of data hosting revenue includes utility charges, site overhead expenses, and other charges.

Cost of data hosting revenue was approximately $7.0 million for the nine months ended September 30, 2024 compared to $3.2 million for the nine months ended September 30, 2023. This increase was due to Project Dorothy 1A which began operations and hosting services in May 2023, creating costs of approximately $5.5 million for the nine months ended September 30, 2024, compared to $2.3 million for the nine months ended September 30, 2023. Also, the Company began data hosting operations at Project Sophie in mid-April 2023, which created an increase in costs of approximately $807 thousand between the comparable periods. The increase was offset as a direct result by Project Marie’s operations ceasing in February 2023, where the main hosting contract was also simultaneously terminated, creating a decline in costs of approximately $204 thousand.

Cost of High-Performance Computing Services: Cost of high-performance computing services include production costs related to high performance computing services which for the nine months ended September 30, 2024 was approximately $2.9 million and related to an agreement with HPE effective July 1, 2024 to acquire access to datacenter and cloud services for AI and HPC processes. As of September 30, 2024, no revenue has been generated for these services. There were no such costs associated for the nine months ended September 30, 2023.

Cost of revenue- depreciation: Depreciation costs associated with cryptocurrency and data hosting revenue was approximately $4.5 million for the nine months ended September 30, 2024 compared to approximately $2.4 million for the nine months ended September 30, 2023. The increase related to the capital additions to fixed assets between the second quarter of fiscal year 2023 through the third quarter of 2024. It was noted that Project Marie was discontinued in February of 2023, Project Sophie had sold a majority of its miners in the second quarter of 2023, and the significant additions of capital expenditures and energization at Project Dorothy, causing an increase in depreciation costs period over period. As the Company has begun to invest more in capital expenditures, we expect to see depreciation costs to significantly increase over the next several quarters.

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

●	General and administrative expenses, exclusive of depreciation and amortization increased approximately $3.4 million or 30% for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. General and administrative expenses, exclusive of depreciation and amortization were approximately $14.6 million, including approximately $3.3 million of stock compensation expense for the nine months ended September 30, 2024, compared to approximately $11.2 million, including $3.1 million of stock compensation for the nine months ended September 30, 2023. This increase was mainly related to employee related expenses, professional fees and services, investor relations, expected credit loss provision expense, legal fees, and stock compensation expenses.

●	The Company had an increase of approximately $1.9 million in wage related expense for the nine months ended September 30, 2024 compared to nine months ended September 30, 2023 due to an increase in resources and salaries of approximately $710 thousand and in anticipation of hitting performance-based targets of approximately $1.1 million.

●	Professional fees associated to audit and tax increased by approximately $256 thousand for the nine months ended September 30, 2024 compared to September 30, 2023 due to additional costs related to subsidiary audits and tax preparation, as well as additional review of complex transactions and year-end planning work performed earlier in the year.

●	The Company took a provision for expected credit loss for approximately $611 thousand for the nine months ended September 30, 2024 due to a dispute over a contract rate with a customer and an outstanding note receivable that deemed uncollectible, compared to no provision for the nine months ended September 30, 2023.

●	Investor relations increased by approximately $151 thousand for the nine months ended September 30, 2024 compared to September 30, 2023 due to the Company implementing a series of investor acquisition and influencer marketing programs to attract new investors to Soluna Holdings.

●	Stock based compensation expense increased by $123 thousand due to in the prior year there was an acceleration of grants and awards that occurred in May of 2023, compared to the current year, the Company had grants issued in April, June, and September of 2024 therefore further increasing the expense compared to prior comparable period.

●	Legal fees increased by $170 thousand for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was mainly attributable to project associated legal expenses and compensation plan projects.

Depreciation and Amortization associated with general and administrative expenses: Depreciation and amortization expense was comparable for the nine months ended September 30, 2024 and the nine months ended June, 2023 in which the balances totaled approximately $7.2 million, respectively. The balances mainly related to amortization expense related to the strategic pipeline contract that was acquired in October 2021.

Impairment on Fixed Assets: During the nine months ended September 30, 2024, the Company had impairment charges of approximately $130 thousand. This charge related to the sale of S19 miners that occurred in April 2024, whereas the Company wrote down the net book value of the miners to the subsequent sales price. During the nine months ended September 30, 2023, the Company had impairment charges of approximately $418 thousand relating to impairment of approximately $166 thousand in power supply units (PSUs) at their Sophie location, $43 thousand for M31 miners in which were subsequently sold in April 2023, in which the Company wrote down the net book value to the subsequent sale price, $169 thousand of S19 miners to adjust to market value and $41 thousand related to miners held for sale.

Interest expense: Interest expense for the nine months ended September 30, 2024 was approximately $1.7 million related to approximately $1.1 million to the NYDIG loan, $480 thousand to compounded interest and deferred financing amortization expense of equipment financing loan and June and July 2024 secured note financing, and $122 thousand to the Navitas loan. Interest expense for the nine months ended September 30, 2023 was $2.4 million and related to default and continuing interest expense of the NYDIG loan of approximately $1.1 million, interest and other charges of approximately $220 thousand for the promissory notes issued in January and February of 2023, and interest on amortization of warrants for the convertible debt of approximately $475 thousand, as well as default interest charged through March 10, 2023 for the convertible holders of approximately $420 thousand.

Loss on Debt Extinguishment and Revaluation, net: For the nine months ended September 30, 2024, the Company had a loss on debt extinguishment and revaluation of approximately $6.1 million. This was due to on February 28, 2024, the Company entered into the Fourth Amendment with the Noteholders and lowered the conversion price and issued new warrants and repriced additional warrants with certain exercise features. The issuance and reprice of warrants created a loss of extinguishment of debt of approximately $5.8 million, in which was offset by a gain on debt revaluation of the convertible debt of approximately $1.3 million as of February 28, 2024 (date of Fourth Amendment) and March 31, 2024 due to several factors including assumptions on conversions and payouts, annual volatility and stock price conditions on the dates of valuations. In addition, there was a revaluation of the warrant liability, in which created a gain on revaluation of approximately $1.5 million. The Company did a fair value assessment of the notes as of June 30, 2024, in which created a loss on revaluation of approximately $4.0 million due to factors including assumptions on conversions and payouts, annual volatility and stock price conditions on the dates of valuations compared to what the noteholders could convert at as of June 30, 2024. The convertible notes were revalued again on September 30, 2024, in which a gain was recorded of approximately $2.3 million due mainly to change in Company stock price offsetting the previous quarter assessments. In addition, in the second quarter of fiscal year 2024, the Company did a revaluation of the warrants through May 30, 2024 in which was the date of Annual Shareholder approval, in which created a loss on revaluation of approximately $1.6 million. In addition to the revaluation of the notes and warrants the loss on debt extinguishment had an additional loss on debt of approximately $1.4 million due to the satisfaction and redemption of the Dorothy 2 equipment loan through issuance of Class B Membership interests in the Dorothy 2 project valued at three times the borrowing amount (i.e., $2.16 million), in which created approximately a $1.4 million loss for the nine months ended September 30, 2024. The Company notes for the nine months ended September 30, 2023, the Company had a net loss on debt extinguishment and revaluation of $2.4 million due to the extinguishment and revaluation of the convertible debt agreement in the second quarter of 2023, as well as quarter end revaluations effected by changes in annual volatility, offset with a gain of $473 thousand in the first quarter of 2023. See Note 7 for further details.

Loss on Sale of Fixed Assets: The Company had an immaterial loss on sale of equipment of approximately $21 thousand for the nine months ended September 30, 2024, in which related to equipment held for sale and in storage. The Company received proceeds on the sale of equipment of approximately $215 thousand for the nine months ended September 30, 2024, in which the net book value was approximately $236 thousand.

For the nine months ended September 30, 2023, the Company had a loss on sale of equipment of approximately $404 thousand in which the majority of the loss related to the sale of miners for Project Sophie and sale of the remaining Project Marie fixed assets including the Tesseracks. For Project Sophie, the Company incurred a loss on sale of approximately $29 thousand in which was due to the shift at the site data hosting services compared to proprietary mining beginning in the second quarter of fiscal 2023, the Company was looking to sell all the miners at the site. The miners sold at the Sophie site were sold for proceeds of approximately $891 thousand in which had a net book value of $921 thousand. For Project Marie, the Company sold the Tesseracks and remaining assets for proceeds of $320 thousand in which included a note receivable of $240 thousand. In addition, the Company incurred a $251 thousand loss on sale of assets in relation to NYDIG collateral finalization in which the Company had to pay for expenses and legal fees in related to the disposition. thousand. There was an additional loss of approximately $31 thousand due to sale of M20 and M21 miners.

Other expense, net: For the nine months ended September 30, 2024, other expense, net was approximately $32 thousand, respectively, compared to $301 thousand for the nine months ended September 30, 2023. The main reason for the decrease in other expense, net, was that for the nine months ended September 30, 2023 , there was a $250 thousand expense in relation to an extension fee for the noteholders of the convertible debt when the 2nd Amendment was signed on May 11, 2023, whereas for the nine months ended September 30, 2024, there was an extension fee expense of approximately $325 thousand, offset with a gain on settlement of litigation with Atlas of approximately $254 thousand, in addition to some small additional other income items.

Income Tax Benefit: Income tax benefit for the nine months ended September 30, 2024 was approximately $1.7 million, compared to approximately $524 thousand for the nine months ended September 30, 2023. The balances were mainly related to deferred tax amortization impact of acquiring an asset in a transaction that is not a business combination when the amount paid exceeds the tax basis on the acquisition date. As such, the Company is required to adjust the value of the strategic contract pipeline by approximately $10.9 million at inception date (October 29, 2021), in which was recorded as a deferred tax liability and this amount will be amortized over the life of the asset. For the nine months ended September 30, 2024 and September 30, 2023, the Company amortized approximately $1.6 million. In addition, for the nine months ended September 30, 2023, there were timing difference due to significant increase for in-service capital assets for the nine months ended September 30, 2023 which created an offset of approximately $1.1 million in deferred income tax expense.

Net income / (loss) attributable to non-controlling interest: Net income attributable to non-controlling interest for the nine months ended September 30, 2024 was $3.5 million compared to a net loss of approximately $206 thousand for the nine months ended September 30, 2023. This amount relates to Spring Lane’s 85% noncontrolling interest of the net profit in Soluna DVSL and Navitas 45% through 49% noncontrolling interest of the net profit in Soluna DV ComputeCo for the nine months ended September 30, 2024 and 2023. The change in non-controlling interest relates to continued profitability at Dorothy 1A and Dorothy 1B, creating a total net profit of approximately $4.9 million attributable to non-controlling interest for the nine months ended September 30, 2024, which started to grow in the third quarter of fiscal year 2023. The total net profit was offset by noncontrolling interest loss of $1.4 million associated to Dorothy 2 in which Spring Lane had noncontrolling interest of 58% - 72% for the nine months ended September 30, 2024 in which the site is in development stage and would expect losses. The $206 thousand net loss attributable to non-controlling interest for the nine months ended September 30, 2023 was attributable to a net loss in relation to the Company’s DVSL entity for $6 thousand and $200 thousand net loss in relation to the Company’s DV entity. For the first six months of fiscal 2023, DVSL was generating a non-controlling interest net loss, but with the energization at Dorothy 1A in effect beginning in the second quarter of 2023, the DVSL entity began to generate net profits, while DV was generating a net loss for the first four months of operations, but with energization beginning in the third quarter of fiscal 2023, the DV entity began to generate a net profit in non-controlling interest.

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

Adjusted EBITDA is provided in addition to and should not be considered to be a substitute for, or superior to net income, the comparable measure calculated in accordance with U.S. GAAP. Further, Adjusted EBITDA should not be considered as an alternative to revenue growth, net income, or any other performance measure calculated in accordance with GAAP, or as an alternative to cash flow from operating activities as a measure of our liquidity. Adjusted EBITDA has limitations as an analytical tool, and you should not consider such measures either in isolation or as substitutes for analyzing our results as reported under GAAP.

Reconciliations of Adjusted EBITDA to net loss, the most comparable GAAP financial metric, for historical periods are presented in the table below:

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net loss	$(8,093)	$(6,016)	$(19,782)	$(22,705)
Interest expense	821	495	1,694	2,355
Income tax (benefit) expense	(547)	569	(1,743)	(524)
Depreciation and amortization	3,916	3,579	11,749	9,498
EBITDA	(3,903)	(1,373)	(8,082)	(11,376)

Adjustments: Non-cash items

Stock-based compensation costs	1,257	595	3,286	3,709
(Gain) loss on sale of fixed assets	-	373	21	404
Provision for credit losses	367	-	611	-
Impairment on fixed assets	-	41	130	418
(Gain) loss on debt extinguishment and revaluation, net	(1,203)	769	7,495	2,350
Adjusted EBITDA	$(3,482)	$405	$3,461	$(4,495)

The following table represents the Adjusted EBITDA activity between each three-month period from January 1, 2024 through September 30, 2024.

(Dollars in thousands)	Three months ended March 31, 2024	Three months ended June 30, 2024	Three months ended September 30, 2024

Net loss	$(2,544)	$(9,145)	$(8,093)
Interest expense, net	424	449	821
Income tax (benefit) expense	(548)	(649)	(547)
Depreciation and amortization	3,926	3,909	3,916
EBITDA	1,258	(5,436)	(3,903)

Adjustments: Non-cash items

Stock-based compensation costs	661	1,368	1,257
Loss (gain) on sale of fixed assets	1	21	-
Provision for credit losses	-	244	367
Impairment on fixed assets	130	-	-
Loss (gain) on debt extinguishment and revaluation, net	3,097	5,600	(1,203)
Adjusted EBITDA	$5,147	$1,797	$(3,482)

The following table represents the Adjusted EBITDA activity between each three-month period from January 1, 2023 through December 31, 2023.

(Dollars in thousands)	Three months ended March 31, 2023	Three months ended June 30, 2023	Three months ended September 30, 2023	Three months ended December 31, 2023

Net loss	$(7,432)	$(9,257)	$(6,016)	$(4,998)
Interest expense, net	1,374	486	495	393
Income tax (benefit) expense	(547)	(547)	569	(542)
Depreciation and amortization	3,002	2,918	3,579	3,877
EBITDA	(3,603)	(6,400)	(1,373)	(1,270)

Adjustments: Non-cash items

Stock-based compensation costs	879	2,232	595	606
Loss (gain) on sale of fixed assets	78	(48)	373	(5)
Impairment on fixed assets	209	169	41	156
Loss (gain) on debt extinguishment and revaluation, net	(473)	2,054	769	1,554
Adjusted EBITDA	$(2,910)	$(1,993)	$405	$1,041

Liquidity and Capital Resources

Several key indicators of our liquidity are summarized in the following table:

	Nine Months Ended or as of	Nine Months Ended or as of	Year Ended or as of
(Dollars in thousands)	September 30, 2024	September 30, 2023	December 31, 2023
Cash	$8,766	$5,625	$6,368
Restricted cash	3,441	4,428	3,999
Working capital deficit	(12,820)	(13,177)	(13,891)
Net loss	(19,782)	(22,705)	(27,703)
Net cash used in operating activities	(3,412)	(4,404)	(2,987)
Purchase of property, plant and equipment	(3,820)	(12,534)	(12,705)

The Company had a consolidated accumulated deficit of approximately $274.3 million as September 30, 2024. As of September 30, 2024, the Company had negative working capital of approximately $12.8 million, $3.1 million outstanding principal in notes payable that may be converted to common stock, a subsidiary of the Company that defaulted on equipment financing and has a current outstanding loan of $9.2 million, a 3-year secured loan financing of approximately $13.75 million, , and a 2-year $2.05 million principal loan commitment to Navitas, in which as of September 30, 2024 has an outstanding principal balance of approximately $290 thousand. The Company had outstanding commitments as of September 30, 2024, related to SDI of $13.0 million in capital expenditures related to Project Dorothy 2 and $21.3 million related to CloudCo with HPE, and approximately $8.8 million of cash available to fund its operations.

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

We plan to continue funding operations from our current cash position and our projected 2024 cash flows pursuant to management’s plans. If necessary, we may also seek to supplement our resources by increasing credit facilities to fund operational working capital and capital expenditure requirements. We expect to fund growth, including additional development and buildouts of data centers and its AI initiative through project-level capital raising and equity sale activities, to the extent that we can successfully raise capital through sales of additional debt or equity securities, as well as a variety of project specific funding options. Any additional financing, if required, may not be available to us on acceptable terms or not at all. On August 12, 2024, the Company entered into a SEPA with in which YA has agreed to purchase up to $25 million in aggregate gross purchase price of newly issued fully paid shares of the Company’s common stock from time to time subject to the limits and the conditions of the SEPA. On October 1, 2024, the Company obtained the necessary consents from other parties to access the SEPA. The Company expects to draw down partially on the $25 million during fourth quarter of 2024.

As shown in the accompanying financial statements, the Company did not generate sufficient revenue to generate net income and has negative working capital as of September 30, 2024. These factors, among others, indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year after issuance of the condensed financial statements as of September 30, 2024, or November 14, 2024.

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

Operating Activities

Net cash used by operations was approximately $3.4 million during the nine months ended September 30, 2024. The Company had a net loss for the nine months ended September 30, 2024 of approximately $19.8 million. Non-cash items included approximately $4.6 million of depreciation expense and $7.1 million of amortization expenses, $3.3 million of stock compensation expenses, $7.1 million of loss on debt extinguishment and revaluation, $611 thousand in provision for credit losses, and $179 thousand amortized deferred financing costs. These non-cash items were offset with a deferred tax benefit of $1.8 million. The change in asset and liabilities is mainly due to an increase in prepaid expenses and other long term assets by $9.2 million due to a prepayment of an arrangement with HPE of $10.3 million that is being amortized over the life of the agreement, an increase in accrued expenses and accounts payable of $4.2 million in relation to bonus accruals, NYDIG interest, and Project Dorothy 2 and Kati related bills. The other changes in assets and liabilities were not material.

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

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2024 was approximately $7.7 million consisting mainly of capital expenditures of $3.8 million and increase in deposits on equipment of $4.0 million. Net cash used in investing activities during the nine months ended September 30, 2023 was approximately $10.1 million consisting mainly of capital expenditures of $12.5 million, less cash proceeds from sale of equipment of $2.3 million.

Financing Activities

Net cash provided by financing activities was approximately $12.9 million consisting mainly of proceeds from financing of approximately $14.5 million in which $13.75 million was from 2024 secured loan financing in June and July, and $720 thousand was drawn down for equipment financing. In addition, there was $2.3 million in warrants exercised, as well as $5.1 million in contributions of non-controlling membership interest. Offsetting the net cash provided by financing activities was $6.7 million in cash distributions to non-controlling interest members, and payments of $2.3 million relation to Navitas loan and deferred financing charges. Net cash provided by financing activities was approximately $22.8 million during the nine months ended September 30, 2023, which consisted of cash contributions for non-controlling interest of approximately $19.7 million. The Company also received net proceeds of approximately $817 thousand from the subsequent SPA offerings, in addition to proceeds from debt issuances of $3.1 million less debt payment costs of $510 thousand and $350 thousand for payment on the Company’s line of credit.

Debt

On September 15, 2021, the Company entered into a $1.0 million unsecured line of credit with KeyBank National Association (“KeyBank”), that will, among other things, allow the Company to request loans and to use the proceeds of such loans for working capital and other general corporate purposes (the “KeyBank facility”). The line of credit bears interest at a rate of Prime + 0.75% per annum. Accrued interest is due monthly and principal is due in full following KeyBank’s demand. As of January 1, 2022, the entire line of credit of $1.0 million was drawn and outstanding. As of December 31, 2023, the entire original $1.0 million outstanding balance has been paid down, and the Company did not have an outstanding balance as of December 31, 2023 and September 30, 2024. The Company does not plan to draw down on the line of credit in the foreseeable future. In addition, future drawdowns may require pre-approval by KeyBank.

On October 25, 2021, the Company issued to certain institutional investors secured convertible notes in the aggregate principal amount of approximately $16.3 million for an aggregate purchase price of $15.0 million. The notes are convertible, subject to certain conditions, at any time at the option of the investors, into an aggregate of 71,043 shares of the Company’s common stock. On May 11, 2023, the Company entered into the Second Amendment with the Noteholders in which increased the principal outstanding balance to approximately $13.3 million and extending the maturity date to July 2024. On November 20, 2023 the Company and the Noteholders entered into a Third Amendment Agreement to amend the Notes, the October SPA and related agreements to facilitate future financings by the Company that may include funds for prepayment of the Notes by permitting the Company to force conversion of up to $1.5 million of the Notes under certain circumstances and reduce the prepayment penalty in return for reducing the conversion price of the $4.7 million of the Notes to $3.78 and reducing the exercise price of 150 thousand of the Warrants to $0.01.The Noteholders have converted approximately $4.6 million between May 11, 2023 to December 31, 2023, reducing the principal balance to approximately $8.7 million as of December 31, 2023. On February 28, 2024, the Company and the Noteholders have entered into a Fourth Amendment which allowed all the outstanding debt to be converted at a rate of $3.78. The Noteholders converted approximately $5.9 million between January 1, 2024 through September 30, 2024, reducing the outstanding principal balance to approximately $3.1 million as of September 30, 2024, which included an extension fee of approximately $325 thousand.

On January 14, 2022, the Company effected an initial drawdown under the Master Equipment Finance Agreement with NYDIG in the aggregate principal amount of approximately $4.6 million that bore interest at 14%. On January 26, 2022, the Company had a subsequent drawdown of $9.6 million. On December 20, 2022, Soluna MC Borrowing 2021-1 LLC (“Borrower”) received a Notice of Acceleration and Repossession (the “NYDIG Notice”) from NYDIG with respect to the Master Agreement, by and between Borrower and NYDIG. The obligations of Borrower under the Master Agreement and reflected in the NYDIG Notice are ring-fenced to Borrower and its direct parent company, Soluna MC LLC. The Company is not a party to any guaranty, collateral agreement or other support agreement with or for the benefit of NYDIG. As such, the principal balance of $10.5 million as of December 31, 2022 became due immediately and the Borrower shall bear interest, at a rate per annum equal to 2.0% plus the rate per annum otherwise applicable to such obligations set forth in the Master Agreement. On February 23, 2023, NYDIG proceeded to foreclose on all of the collateral securing the MEFA, and repossessed the collateralized assets that totaled approximately $3.4 million, in which approximately $560 thousand was first used to pay off accrued interest and penalty to date. On September 5, 2023, NYDIG provided a letter finalizing the accounting for the repossessed collateralized assets totaling proceeds of approximately $3.4 million. This included legal and other expenses associated with the sale of the assets net a modest gain on the estimated net book value of the assets totaling $251 thousand that was expensed as a loss on disposition of assets for the year ended December 31, 2023. On December 7, 2023, NYDIG filed its Motion for Summary Judgment seeking entry of a judgment against Soluna in the approximate amount of $10.3 million for principal and interest and penalties. On January 12, 2024, Soluna filed its objection to NYDIG’s motion for summary judgment on the grounds that NYDIG failed to explain what collateral of which loan was sold and how the sale proceeds were allocated to each loan. A summary judgment motion was performed on February 13, 2024 and was agreed upon by both NYDIG and the Borrower, that the total outstanding loan principal balance would be approximately $9.2 million, in which a penalty fee was applied of approximately $1.0 million to the repossessed collateralized assets, and outstanding interest and penalty balance would be approximately $936 thousand as of December 31, 2023. As of September 30, 2024, the Company still has an outstanding loan principal of approximately $9.2 million and outstanding interest and penalty balance of approximately $1.9 million.

On May 9, 2023, Soluna DV ComputeCo, LLC and Navitas West Texas Investments SPV, LLC entered into a 2-year Loan Agreement for $2,050,000. The unpaid principal balance of the Term Loan shall bear interest at per annum rate equal to 15%. As of September 30, 2024, the Company has an outstanding principal balance of approximately $290 thousand.

On June 20, 2024, pursuant to the terms and subject to the conditions of a June SPA by and among (i) CloudCo, (ii) Soluna Cloud, (iii) the Company and (iv) Investor, CloudCo issued to the Investor a secured promissory note in a principal amount equal to $12.5 million (the “June 2024 Note”). The June 2024 Note accrues interest at a rate 9.0% per annum, subject to adjustment upon an event of default. The June 2024 Note matures on June 20, 2027. On July 12, 2024, the Company, CloudCo, Soluna Cloud, and the Existing Investor entered into a First Amendment to the Note Purchase Agreement. This amendment allows CloudCo to issue additional secured promissory notes totaling $1,250,000 to new accredited investors. These Additional Notes are subject to the same terms and conditions as the June SPA financing.

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

Market Price of Bitcoin

Changes in the market value of Bitcoin directly impact our revenues. For example, in 2021 and 2022, the average Bitcoin price was $47,432 and $28,298, respectively. By December 31, 2023, the price of Bitcoin had reached a high of $44,146. For the three and nine months ended September 30, 2024, the price of Bitcoin had reached a high of $69,349 and $73,083, and the average price of Bitcoin for the three and nine months ended September 30, 2024 was $61,032 and $60,100.

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

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of SHI’s disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s (the “SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and we necessarily apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NYDIG

NYDIG ABL LLC, (“NYDIG”) filed a complaint against SMCB1(“Borrower”) and SMC (“Guarantor”, and together with Borrower, “NYDIG Defendants”) in Marshall Circuit Court of the Commonwealth of Kentucky on December 29, 2022 regarding a series of loans (the “NYDIG Loans”) made by NYDIG to Borrower pursuant to a Master Equipment Finance Agreement (“MEFA”) that were secured by certain assets of Borrower and guaranteed by Guarantor pursuant to a written guaranty agreement executed by Guarantor. On February 15, 2023, the Court approved an agreed order granting NYDIG’s motion for writ of possession which, among other things, ordered the NYDIG Defendants to provide NYDIG access to the collateral securing the NYDIG Loans and preserved the rights of NYDIG to pursue a deficiency judgment against the NYDIG Defendants. Also on February 15, 2023, the NYDIG Defendants filed their answer and affirmative defenses in this proceeding. On February 23, 2023, NYDIG proceeded to foreclose on all of the collateral securing the MEFA, and repossessed the collateralized assets that totaled approximately $3.4 million, of which approximately $560 thousand was first used to pay off accrued interest and penalties to date. On September 5, 2023, NYDIG provided a letter finalizing the accounting for the repossessed collateralized assets totaling proceeds of approximately $3.4 million. This included legal and other expenses associated with the sale of the assets, net a modest gain on the estimated net book value of the assets totaling $251 thousand that was expensed as a loss on disposition of assets for the year ended December 31, 2023. On December 7, 2023, NYDIG filed its Motion for Summary Judgment seeking entry of a judgment against the NYDIG Defendants in the approximate amount of $10.3 million for principal and interest and penalties. On January 12, 2024, the NYDIG Defendants filed their objection to NYDIG’s motion for summary judgment on the grounds that NYDIG failed to explain what collateral of which loan was sold and how the sale proceeds were allocated and applied to each loan. NYDIG and the NYDIG Defendants consensually resolved the motion in the form of a Stipulation and Agreed Judgment, which the Court approved on February 23, 2024.

On March 13, 2024, NYDIG served the NYDIG Defendants with a post-judgment discovery seeking information regarding the NYDIG Defendants’ assets and liabilities. Per agreement between NYDIG and the NYDIG Defendants, the deadline to respond to the discovery demands was extended to May 13, 2024 but with rolling weekly production that commenced on April 12, 2024. The NYDIG Defendants completed responding to NYDIG’s initial document requests on May 13, 2024. On September 24, 2024, NYDIG sent a letter seeking supplemental discovery from the NYDIG Defendants. The NYDIG Defendants responded seeking clarification from NYDIG regarding their supplemental requests.  On November 6, 2024, NYDIG sent a second “meet and confer” letter seeking (i) the production of additional/supplemental documents from Soluna by November 20, 2024 and (ii) the deposition of a representative of the Defendants on or before December 15, 2024.  The parties remain in discussions regarding the requested supplemental discovery.

Additionally, NYDIG has stated its intention to pursue SCI, the parent company of Guarantor, under a piercing of the corporate veil theory relating to NYDIG Defendants’ debts and liabilities under the loan documents. The Company intends to vigorously defend itself from NYDIG’s parent company claims. SCI denies any such liability and has filed a complaint for a declaratory judgment against NYDIG in the Eighth Judicial District Court in Clark County, Nevada on March 16, 2023, seeking a declaratory judgment as to such matter. NYDIG filed a motion to dismiss in response to SCI’s declaratory judgment complaint on April 13, 2023. SCI filed a response in opposition to NYDIG’s motion to dismiss on April 27, 2023. The court heard oral arguments on May 16, 2023. On June 22, 2023, the court issued an order granting NYDIG’s motion to dismiss, on the basis that the case was not ripe for decision, without prejudice. SCI intends to continue to vigorously defend any allegations regarding liability on account of NYDIG Defendants’ debts and liabilities to NYDIG under their loan documents and intends to refile a declaratory judgment complaint against NYDIG.

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

Part II, Item 1A (Risk Factors) of our most recently filed Annual Report on Form 10-K with the SEC, filed on April 1, 2024, sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition and operating results. Except as to the risk factors set forth below and to the extent that information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters described in Part I, Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations – Statement Concerning Forward Looking Statements), there have been no material changes to our risk factors disclosed in our most recently filed Annual Report on Form 10-K. Those risk factors continue to be relevant to an understanding of our business, financial condition and operating results, however, and accordingly, you should review and consider such risk factors in making any investment decision with respect to our securities.

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

Risks Related to the Standby Equity Purchase Agreement and Market Driven Evaluation

Substantial blocks of our Common Stock may be sold into the market as a result of our being party to the SEPA.

On August 12, 2024, we entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, LTD (“YA”)., whereas we agreed to issue and sell to YA, from time to time, and YA agreed to purchase from us, up to $25 million of our shares of Common Stock. For more information regarding the terms and potential impacts of the SEPA, please refer to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 9, 2024 (File No. 333-282559).

Pursuant to the SEPA, the price of our Common Stock could decline if there are substantial sales of shares of our Common Stock, if there is a large number of shares of our Common Stock available for sale, or if there is the perception that these sales could occur. Any issuances of shares of our Common Stock in any issuance will dilute the percentage ownership of stockholders and may dilute the per share projected earnings (if any) or book value of our Common Stock. Sales of a substantial number of shares of our Common Stock in the public market or other issuances of shares of our Common Stock to decline and may make it more difficult for you to sell your shares at a time and price that you deem appropriate.

You may experience immediate and substantial dilution (or improvement) in the net tangible book value per share of our Common Stock.

The offering price per share of our Common Stock in connection with the SEPA may or may not exceed the net tangible book value per share of our Common Stock outstanding prior to the SEPA. For example, assuming that an aggregate of between 5,000,000 and 10,000,000 shares of our Common Stock are sold pursuant to the SEPA at an assumed price of between $5.00 and $2.50 per share, respectively, for net proceeds of $25,000,000, you would experience accretion of $0.67/share or dilution of $0.37/share, respectively (calculated based on current share count) per share, representing the difference between our adjusted net tangible book value per share after giving effect to the SEPA and the assumed offering price.

Under the SEPA, we do not have the right to control the timing and amount sales of our shares of Common Stock by YA.

Sales of our Common Stock, if any, to YA under the SEPA will depend upon market conditions and other factors, and the discretion of YA. We may ultimately issue to YA all, some, or none of the shares of our Common Stock.

Because the price for the shares will fluctuate based on the market prices of our Common Stock, it is not possible for us to predict, as of the date of this report and prior to any issuance of shares under the SEPA, the number of shares that we will issue to YA under the SEPA, and it is possible that the number of shares could be higher than the number of shares registered for resale by YA. In addition, unless we obtain stockholder approval, we will not be able to issue shares in excess of the Exchange Cap under the SEPA (or any other transaction that is integrated with the SEPA) in accordance with applicable Nasdaq rules. Further, the resale by YA of a significant amount of shares registered in this offering at any given time, or the perception that these sales may occur, could cause the market price of our Common Stock to decline and to be highly volatile.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the SEPA, and the other Selling Holders, the Company issued shares of common stock which were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. Northland Securities Inc. receives a brokerage commission of 6% of funds raised under the SEPA.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description
4.25	Form of Certificate of Amendment to the Certificate of Designation for the Series B Stock (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2024)
10.109	Standby Equity Purchase Agreement between the Company and YA PN, Ltd., dated August 12, 2024 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2024)
10.110	Registration Rights Agreement between the Company and YA PN, Ltd., dated August 12 2024 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2024)
10.111	Consent, Waiver, and Mutual Release Agreement, dated October 1, 2024 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2024)
10.112	Form of Payment Agreement by and between Soluna Holdings, Inc. and Alpha Capital Anstalt, dated October 1, 2024 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2024)
10.113	Form of Payment Agreement by and between Soluna Holdings, Inc. and 3i, LP, dated October 1, 2024 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2024)
10.114	Form of Payment Agreement by and between Soluna Holdings, Inc. and Supereight Capital Holdings, Ltd., dated October 1, 2024 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2024)
10.115	Form of Assignment and Assumption Agreement, dated October 1, 2024 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2024)
10.116	Amendment No. 1 to the Securities Purchase Agreement with the Series B Holder (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2024)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

1 Certain confidential portions of this Exhibit have been redacted pursuant to Item 601(b)(10) of Regulation S-K. The omitted information is not material and would be competitively harmful if disclosed.

All other exhibits for which no other filing information is given are filed herewith.

* Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in eXtensible Business Reporting Language (XBRL) and tagged as blocks of text and including detailed tags: (i) Condensed Consolidated Balance Sheets at September 30, 2024 and December 31, 2023; (ii) Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2024 and 2023; (iii) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2024 and 2023; and (iv) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Soluna Holdings, Inc.

Date: November 14, 2024	By:	/s/ John Belizaire
John Belizaire
Chief Executive Officer

	By:	/s/ John Tunison
John Tunison
Chief Financial Officer

