Form 10-K
period 2024-12-31
Soluna Holdings, Inc
filed 2025-03-31
CIK 64463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

Commission File Number: 001-40261

Soluna Holdings, Inc.

(Exact name of registrant as specified in its charter)

Nevada	14-1462255
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2024 (based on the closing price of $6.09 per share on the Nasdaq Stock Market LLC for that date) was $24,360,071.

As of March 20, 2025, the Registrant had 12,486,512 shares of common stock outstanding.

Documents incorporated by reference: None.

Glossary of Abbreviations and Acronyms for Selected References

The following list defines various abbreviations and acronyms used throughout this Annual Report on Form 10-K (this “Annual Report”), including the Business Section, the Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements, the Notes to Consolidated Financial Statements and the Financial Statement Schedules.

This glossary covers essential terms related to Bitcoin mining, high-performance computing, Artificial Intelligence and related fields, providing valuable context for readers of this Annual Report. A number of cross-references to additional information included throughout this Annual Report are also utilized throughout this Annal Report, to assist readers seeking additional information related to a particular subject.

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

Bitcoin Halving: An event occurring approximately every four years where the reward for mining new Bitcoin blocks is halved. This reduces the number of new Bitcoins generated by miners, impacting their profitability and potentially affecting Bitcoin’s value. Bitcoin Halving is part of Bitcoin’s deflationary monetary policy, designed to control supply.

Bitcoin Mining: The process of adding new transactions to the Bitcoin blockchain. It involves solving complex cryptographic puzzles to discover a new block, rewarding miners with transaction fees and newly created Bitcoins. This process secures and verifies transactions on the network.

Curtailment (“Curtailed” or “Curtailments”): In energy management, the reduction in electrical power supply by power plants to balance the grid or avoid excess generation. In Bitcoin mining or other computing activities, curtailment - pausing computing activities and related energy usage - can occur during peak demand periods or insufficient energy supply.

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

Exahash (“EH/s”): A unit of computational power equal to one quintillion (10^18) hashes per second. EH/s are used to measure the hashrate of the most powerful cryptocurrency mining equipment and the overall computational power of the Bitcoin network.

Fork: A fork refers to a change or divergence in the protocol of a blockchain network. It occurs when the blockchain’s code is modified, resulting in two separate chains: one that follows the old rules and one that follows the new rules.

Generative AI: AI that can generate new content, such as text, images, or music, based on its training data. It learns from vast amounts of data to create outputs that mimic original human-generated content, often used in creative and analytical applications.

Gigawatt (“GW”): A unit of power equal to one billion watts. Often used to measure the capacity of large power plants or the power usage of large operations like data centers and industrial complexes.

Graphics Processing Unit (“GPU”)- as-a Service: The sale of GPU clusters, ranging from bare metal to turnkey solutions, which may be either owned by the Company, or leased from another company and that are housed within data centers which may be owned by the Company or leased from another company, typically on a “per GPU-hour” basis, either on a reserved or on demand basis.

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

Large Language Models (“LLMs”): Advanced AI models designed to understand, generate, and respond to human language in a way that mimics human-like understanding. They are trained on vast datasets and can perform a variety of language-based tasks, such as translation, summarization, and question-answering.

Machine Learning: A subset of AI involving the creation of algorithms that can learn and make decisions or predictions based on data. It enables computers to improve their performance on a specific task with experience and data, without being explicitly programmed.

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

NYDIG ABL LLC (“NYDIG”)

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report, including the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in forward-looking statements are reasonable, such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by forward-looking statements. All statements other than statements of historical fact contained in this Annual Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “project,” “continue,” “potential,” “ongoing” or the negative of these terms or other comparable terminology.

These forward-looking statements include, but are not limited to, statements about:

●	the availability of financing opportunities, risks associated with economic conditions, dependence on management and conflicts of interest;

●	the ability to service debt obligations and maintain flexibility in respect of debt covenants;

●	economic dependence on regulated terms of service and electricity rates;

●	the speculative and competitive nature of the technology sector;

●	our ability to attract and retain hosted customers for our hosting operations;

●	dependency on continued growth in blockchain and cryptocurrency usage;

●	lawsuits and other legal proceedings and challenges;

●	conflict of interests with directors and management;

●	government regulations;

●	our ability to construct and complete the anticipated expansion of our data centers; and

●	other risks and uncertainties, including those listed under the caption “Risk Factors.”

These statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” and elsewhere in this Annual Report.

Any forward-looking statement in this Annual Report reflects our current view with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our business, results of operations, industry and future growth. Given these uncertainties, you should not place undue reliance on these forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Annual Report and the documents that we reference in this Annual Report and have filed with the Securities and Exchange Commission, or the SEC, as exhibits hereto completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

PART I

Item 1: Business

Unless the context requires otherwise in this Annual Report, the terms “SHI,” “Soluna,” the “Company,” “we,” “us,” and “our” refer to Soluna Holdings, Inc. together with its consolidated subsidiaries, “SDI” refers to Soluna Digital, Inc. “SCI” refers to Soluna Computing, Inc., formerly known as EcoChain, Inc., “Soluna Cloud” or “Cloud” refer to Soluna Cloud, Inc., and “SEI” refers to Soluna Energy, Inc. Other trademarks, trade names, and service marks used in this Annual Report are the property of their respective owners.

Overview

Our mission is to make renewable energy a global superpower using computing as a catalyst.

We develop and operate digital infrastructure that taps into a growing global opportunity: the convergence of renewable energy and High-Performance Computing (HPC). We call this model Renewable Computing™.

Across the world, vast amounts of clean energy go to waste due to curtailment. At the same time, there is a critical shortage of power for energy-intensive infrastructure like AI, HPC, and Bitcoin mining. Renewable Computing™ bridges this gap—unlocking stranded renewable energy and turning it into scalable computing power.

We build, own or co-own, and operate data centers co-located with wind, solar, and hydroelectric plants. Our modular and scalable design supports high-throughput, batchable applications such as AI, Bitcoin, and—soon—HPC workloads. These facilities are managed by MaestroOS™, our proprietary operating system (“MaestroOS”), which continuously analyzes signals like local power pricing, weather, grid demand, and market conditions to optimize performance and economics.

This intelligent orchestration enables long-term asset monetization and attractive returns on invested capital.

Our approach is purpose-built for the energy transition. We specialize in curtailment solutions, working closely with leading renewable energy developers to access underutilized, low-cost power. Our behind-the-meter model allows us to draw energy directly from the plant or the grid, while also providing demand response services—reducing costs and enhancing grid resilience.

A key strategic advantage is our model of co-locating data centers directly with renewable power generation assets. By building behind the meter, we are able to bypass long interconnection queues and source electricity directly from the generation site. This structure not only improves power economics, but also accelerates time-to-market—an increasingly important factor for companies with large, time-sensitive computing workloads such as AI and HPC.

With a repeatable strategy and a growing pipeline of projects, we are scaling a new category of digital infrastructure—one that energizes the grid, lowers computing costs, and advances a more sustainable future.

We operate across multiple business lines and generate revenue from four primary sources, as described below:

●	Bitcoin Mining Business – We mine Bitcoin through proprietary operations and joint ventures located at our data centers.
●	Bitcoin Hosting Business – We provide hosting services to third-party Bitcoin mining customers at our data centers.
●	High Performance Computing (HPC) Business – We offer colocation and hosting services for companies seeking to train large language models (LLMs), fine-tune existing artificial intelligence models, and deploy other compute-intensive AI or HPC workloads.
●	Demand Response Business – We leverage our data center infrastructure to provide demand response services to grid operators.

In 2024, our execution strategy was centered around four key initiatives:

1.	Project Optimization – Enhancing the profitability, operational efficiency, and customer mix of our operating data centers, while improving overall customer satisfaction.

2.	Pipeline Expansion – Increasing the number of curtailment assessments completed with power partners, advancing more projects to shovel-ready status, and executing additional project term sheets.

3.	Launch AI – Initiating the entry into the AI market, by starting project development activities focused on supporting artificial intelligence workloads, and the formation of strategic partnerships with major HPC original equipment manufacturers.

4.	Capital Formation – Pursuing financing opportunities to support key growth initiatives, including Project Dorothy 2 (“D2”) and Project Kati.

Lines of Business

Bitcoin Mining Business

We engage in proprietary Bitcoin mining, a process that verifies transactions and secures the Bitcoin blockchain. This process involves the use of specialized computing equipment to solve complex cryptographic algorithms. Miners compete to solve these algorithms; the first to do so is awarded a predetermined number of newly issued Bitcoins (the “Block Reward”) and any transaction fees associated with that block.

We participate in one or more mining pools—collaborative networks of miners who combine computing power to improve the probability of earning rewards. Block Rewards earned by the pool are distributed among participants based on each member’s proportional contribution. This model helps reduce revenue volatility compared to solo mining operations.

Our mining operations are energy-intensive and require significant computational resources. We operate data centers equipped with both proprietary and third-party hardware and software. Our proprietary data center operating system, MaestroOS, is used to optimize performance, manage power consumption, and increase operational efficiency.

Revenue from Bitcoin mining consists of Block Rewards and transaction fees and is recognized upon receipt in accordance with applicable accounting guidance. Upon receipt, all digital assets are promptly converted into U.S. dollars through the Coinbase cryptocurrency exchange.

The profitability of this business is affected by several variables, including the market price of Bitcoin, global network hash rate, mining difficulty, electricity and infrastructure costs, and mining pool fees. In addition, Bitcoin undergoes a periodic “halving” event approximately every four years, reducing the Block Reward and potentially impacting future revenue. For the year ended December 31, 2024, our Bitcoin Mining Business represented approximately 45% of total revenue.

Bitcoin Hosting Business

We provide colocation and hosting services for third-party Bitcoin mining customers at our data centers. Customers lease space based on their power requirements. Our current customer base includes several large-scale (“Hyperscale”) Bitcoin miners. Contracts typically range from 12 to 24 months in duration.

We offer two primary commercial structures:

1.	Fixed-Fee Model – Customers pay a fixed fee based on the volume of energy consumed.
2.	Profit-Share Model – Customers pay a share of the profits from their mining activity, with power costs passed through.

In 2024, our Bitcoin Hosting Business accounted for approximately 50% of total revenue. Revenue in this business was concentrated among a small number of customers. One customer accounted for 56% of hosting revenue and 28% of total revenue in 2024. This customer terminated its agreement during the fourth quarter of 2024. As of March 2025, we replaced 100% of the lost hosting capacity with minimal operational disruption.

High Performance Computing (HPC) Business

In June 2024, we began providing GPU-as-a-Service in partnership with Hewlett Packard Enterprise Company (“HPE”), offering GPU resources to startups, enterprises, and GPU marketplaces for a fee. As further described in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report, in March 2025, we terminated our agreement with HPE.

We are currently developing new infrastructure projects intended to support AI and HPC workloads. These efforts include engagement with potential joint venture partners, conducting site and feasibility studies, securing access to power and land, and performing other early-stage development activities.

Our first planned AI/HPC colocation project is Project Kati, which is in advanced development. Additional projects, including the announced Project Rosa, are also in progress. For the year ended December 31, 2024, we generated minimal revenue from our HPC Business.

Demand Response Business

We provide demand response services to grid operators and utilities by leveraging our data centers as dispatchable energy resources. In select states where we operate, our data centers are enrolled in ancillary services programs that support grid reliability.

Under these programs, we commit to reducing a facility’s power consumption to a predetermined level when called upon by the grid operator. In return, we receive compensation for maintaining this dispatch capability, provided we meet specific performance criteria. For example, to qualify for compensation in a given period—typically monthly—the data center must meet minimum uptime and availability requirements.

For the year ended December 31, 2024, our Demand Response Business represented approximately 6% of total revenue.

Operations and Project Pipeline

As of December 31, 2024, we operate approximately 75 MW of capacity across two active sites located in Murray, Kentucky and Silverton, Texas. An additional 48 MW is under construction at our D2 project site, and as of December 31, 2024, we had over 403 MW of facilities in advanced development or near shovel-ready status. In total, our project pipeline includes approximately 2.6 gigawatts (GW) of renewable energy-powered data center developments.

A summary of our pipeline, current and anticipated operating locations are as follows (as of December 31, 2024):

Project Name	Location	MW	Status	Line of Business	Power Source

Sophie	Murray, KY	25	Operating	Bitcoin Hosting	Grid / Hydro

Dorothy 1A	Silverton, TX	25	Operating	Bitcoin Hosting	Wind

Dorothy 1B	Silverton, TX	25	Operating	Bitcoin Mining	Wind

Dorothy 2	Silverton, TX	48	In Construction	Bitcoin Hosting	Wind

Grace	Silverton, TX	2	Development	HPC	Wind

Kati	Harlington, TX	166	Development	Bitcoin Hosting / HPC	Wind

Rosa	Snyder, TX	187	Development	Bitcoin Hosting / HPC	Wind

We manage our data center operations using MaestroOS. MaestroOS continuously monitors and analyzes a variety of real-time signals, including local electricity prices, weather conditions, Bitcoin market metrics, and grid demand signals, to optimize facility performance. In addition, MaestroOS is used to coordinate and execute our participation in demand response programs.

We finance the development and construction of our data centers through a combination of public equity offerings, debt instruments, and partnerships with project-level capital providers. As of December 31, 2024, we had two primary project-level financing partners:

●	Spring Lane Capital (“SLC”) – A private venture capital firm with approximately $450 million in assets under management, focused on sustainability-oriented infrastructure. On May 3, 2022, SLC committed $35 million to finance Soluna’s Project Dorothy 1A (“D1A”). On July 22, 2024, SLC committed an additional $30 million to support the development of D2.
●	Navitas West Texas Investments SPV, LLC (“Navitas”) – an investment vehicle organized by Navitas Global, a private equity firm focused on sustainable Bitcoin mining. On May 9, 2023, we entered into a strategic partnership with Navitas to support mining operations at Project Dorothy 1B (“D1B”).

Project Dorothy

During 2023, we transitioned our flagship data center Project Dorothy from construction to operations. This data center is co-located with Briscoe Wind Farm (“Briscoe”), a 150 MW wind power generation facility in Silverton, Texas. The project comprises three phases, D1A, and D1B, each 25 MW facilities, and D2 (48 MW).

Project Dorothy 1A

D1A is focused on Bitcoin Hosting for some of the industry’s hyperscale miners. There are approximately 7,800 Bitcoin miners installed at D1A, which as of December 31, 2024, resulted in a hashrate of approximately 1.01 EH/s. From May 2023 through December 31, 2023, D1A consumed over 11,900 MWh of Curtailed Energy and achieved a PUE of 1.03. For the year ended December 31, 2024, D1A consumed over 45,700 MWh of Curtailed Energy and achieved a PUE of 1.01.

D1A was constructed in partnership with SLC, a leading venture capital firm focused on sustainability solutions. SLC owns approximately 85% of the Class B Membership Units of D1A, while we own 15% of the Class B Membership Units of D1A and own 100% of the Class A Membership Units of D1A. After SLC achieves an 18% Internal Rate of Return hurdle, Soluna retains 50% of the profits on D1A.

Project Dorothy 1B

D1B is focused on proprietary Bitcoin Mining. There are approximately 7,700 Bitmain Antminer S19s, S19j Pro and S19j Pro+ machines installed, resulting in an installed hashrate of 817 PH/s. From July 2023 through December 31, 2023, D1B consumed over 10,600 MWh of Curtailed Energy and achieved a PUE of 1.03. For the year ended December 31, 2024, D1B consumed over 44,500 MWh of Curtailed Energy and achieved a PUE of 1.01. D1B is co-owned by Navitas, which owns approximately 49% of D1B, while we own the remaining 51%.

In November 2023, we completed registration of Project Dorothy in one of the ERCOT’s Demand Response Services (“DRS”) programs. This designation positioned Project Dorothy as a contributor to grid flexibility and resilience in the Texas power market, while also enabling us to diversify our revenue streams.

Under the DRS program, we commit to maintaining a specified level of curtailment capacity—measured as load reduction availability—on a monthly basis. When called upon by ERCOT, we are required to reduce the facility’s power consumption by the committed amount. In exchange, we receive compensation for maintaining this curtailment readiness, regardless of whether an actual dispatch occurs.

Participation in the program allows us to generate incremental revenue and offset power costs at Project Dorothy, enhancing its cost-efficiency. As a result, the facility ranks among the lowest-cost operators in the sector. Since registration, Project Dorothy has successfully fulfilled its obligations in the Winter, Spring, and Summer DRS periods, and is currently enrolled in the Fall standby period.

Project Dorothy 2

We began planning for the 48 MW expansion of Project Dorothy in 2023 – known as Project Dorothy 2. We partnered with SLC who agreed to finance up to $30 million of the project cost. We closed the initial financing contribution and operation agreement with SLC in July 2024 and broke ground in the third quarter of 2024. Initial energization and ramp-up is expected by the end of the second quarter of 2025. D2 features a superior financial waterfall structure and enhanced management and development fees for Soluna compared to D1A, allowing us to benefit from improved income once the facility is operational.

Project Grace

Project Grace is a 2 MW project located at the D2 site focused on next generation data center designs for AI. It contemplates new direct liquid cooling technologies, proprietary building and power designs – called Helix.

Project Sophie

Project Sophie is a 25 MW data center, based in Murray, Kentucky connected to the grid (“Sophie”). The project has a Power Purchase Agreement (“PPA”) that requires the curtailment of the site during certain hours of the day to help balance the Kentucky grid. We own 100% of the facility, which was completed in 2021.

Sophie is focused on Bitcoin Hosting of multiple large customers. The data center generates revenue via a combination of fixed services fees and profit share, while energy cost is passed through. For the year ended December 31, 2024, there are approximately 9,300 Bitcoin miners installed, resulting in an installed hashrate of approximately 1.03 EH/s and achieved a PUE of 1.03.

Our Growth Strategy

Our growth strategy is focused on expanding our pipeline of renewable energy-powered data center projects and accelerating their development through joint ventures, co-ownership structures, and other strategic partnerships. Over time, we intend to increase our ownership stake in these projects to enhance long-term value.

We believe our renewable energy project pipeline—currently estimated at over 2.6 gigawatts (GW)—represents our most valuable strategic asset. We believe this pipeline has the potential to support the development of approximately 300 to 400 MW of new digital infrastructure annually over the next six to eight years.

In parallel with new project development, we are refining our operational model across existing sites to position ourselves as a partner of choice for both AI/HPC colocation and Bitcoin Hosting.

We continue to grow our pipeline by increasing the number of Curtailment Assessments completed with power generation partners. These assessments serve as a precursor to securing exclusive power purchase agreements (PPAs), acquiring or leasing land, and executing other pre-construction development activities necessary to advance projects to shovel-ready status.

In 2025, we are focused on advancing the following key initiatives:

●	Power Pipeline Expansion – We plan to scale our operational footprint by energizing D2 and commencing construction of the 83 MW Bitcoin Hosting phase of Project Kati. Together, these projects are expected to advance our path toward over 200 MW of operational capacity under management.

●	AI Infrastructure Development – We aim to form joint ventures with leading U.S. data center developers, including top global infrastructure funds and hyperscaler-aligned development and financing partners. Our initial efforts will focus on launching the 83 MW AI phase of Project Kati, with the goal of establishing our first portfolio of advanced data centers purpose-built for AI workloads.

●	Project Optimization – We continue to prioritize improvements in profitability, operational efficiency, customer mix, and satisfaction across our existing data centers. Our goal is to drive consistent execution and deliver best-in-class performance for our customers using a new service model called Relentless Stewardship.

●	Capital Formation – We plan to pursue targeted capital-raising initiatives to support both near-term project development and long-term growth across our platform.

Project Kati

We are developing Project Kati in Willacy County, Texas, which is expected to be up to 166 MW of data centers for HPC, Bitcoin Hosting and other computing-intensive applications. It is co-located with a 272.6MW wind farm in Texas. We have completed the necessary studies for the ERCOT planning phase, which is the last formal step to secure approvals by regulatory agencies or grid operators, such as ERCOT in Texas, to proceed with project construction and commissioning. We have also completed the necessary amendments to the interconnection agreements with American Electric Power, the transmission service provider. We have also secured land for the project and have started capital formation activities.

Project Rosa

We are developing Project Rosa in Snyder, Texas, which is expected to be up to 187 MW of data center capacity for AI and Bitcoin Hosting and other computing-intensive applications. It will be co-located with a 242.5 MW wind farm in Texas. We have signed term sheets for both power and land purchase agreements in connection with this project.

Competition

We operate in a highly competitive sector characterized by a growing number of participants and increasing capital investment. Our approach to sourcing renewable energy focuses on curtailed or underutilized power, which is typically priced below market rates. This enables us to offer competitively priced, sustainability-aligned computing solutions.

We believe one of our key strategic advantages is our model of co-locating data centers directly with renewable power generation assets. By building behind the meter, we are able to bypass long interconnection queues and source electricity directly from the generation site. This structure not only improves power economics, but also accelerates time-to-market—an increasingly important factor for companies with large, time-sensitive computing workloads such as AI and HPC.

We believe this combination of low-cost power access, grid efficiency, and sustainability focus positions us as a differentiated provider in the digital infrastructure space.

Our emerging HPC Business competes with leading NeoCloud companies such as Crusoe, CoreWeave, Lambda, and Nebius. While these companies are much larger than we are today, we believe our competitive advantage lies in our ability to source renewable energy for the growth of this business faster and at better costs than our competitors.

Our Bitcoin Hosting Business competes with a large number of other hosting operators. We compete with public and private companies including: BitFuFu, Border, Blockstream, Blockware, Foundry, Compass Mining, Hut8, Bitdeer, and Core Scientific. Our success in our hosting operations depends on our ability to supply hosting space and power, our performance with respect to installation, operation and repair of customer equipment, our ability to obtain replacement parts, the value of our service offering to our customers and the availability of mining equipment.

Our proprietary Bitcoin Mining Business competes globally to complete new blocks and earn Bitcoin rewards.

We may compete with the following publicly traded Bitcoin mining companies: Riot Platforms, Marathon Digital Holdings, Core Scientific, Cipher Mining, Hut 8 Mining, Hive Blockchain Technologies, Bitfarms, Bitdeer Technologies Group, Cleanspark, IREN, Bit Digital, TeraWulf, and Greenidge Generation Holdings.

Key competitive factors include our number of miners, mining difficulty, operational efficiency, and the fiat value of rewards. Bitcoin mining has shifted from individual participants to large-scale, industrial facilities. Mining pools allow participants to combine processing power and share rewards based on contributed hash power. We also compete for new miners, capital, and technological advancements to enhance mining efficiency.

Many of our competitors offer more locations in more markets worldwide and have well-established international operations. Many of our competitors may have significant advantages over us, including greater name recognition, longer operating histories and higher operating margins, pre-existing relationships with current or potential customers, the capacity to provide the same or additional products and services at a lower cost, more significant marketing budgets and other financial and operational resources, more robust internal controls and systems, and better established, more extensive scale and lower cost suppliers and supplier relationships.

We face significant competition from our competitors, and we expect such competition to continue to increase, which could significantly harm our business, financial condition, and results of operations. If we cannot compete successfully against our current and future competitors, we may not be able to retain and grow our customer base, and our business and prospects may be harmed.

Intellectual Property

We seek protection for our intellectual property as appropriate. To establish and protect our proprietary rights, we rely upon a combination of patent, copyright, trade secret and trademark laws and contractual restrictions such as confidentiality agreements and intellectual property assignment agreements.

As of the date of this Annual Report, Soluna has two issued US patents, seven pending US patent applications with the U.S. Patent and Trademark Office, and 13 pending non-US patent applications. The non-US jurisdictions include Australia, Canada, China, Europe, and Japan. Among other things, concepts in these patents/patent applications generally relate to modular architecture, cooling technology, data center control, simulation, variable power consumption and local co-optimization of power generation supply with demand. Specifically, the two issued patents (US11,974,415 and US12,250,794) focus on the layout of modular data center buildings on a site, which is crucial for thermal efficiency.

We meet regularly with IP counsel to manage the portfolio and determine strategies to pursue protection of additional technologies. We maintain company policies requiring our employees, contractors, consultants and other third parties to enter into confidentiality and proprietary rights agreements to control access to our proprietary information. While there is no assurance that our pending applications will result in issued patents, we believe that our intellectual property portfolio provides us with a competitive advantage in our industry.

We also rely on trade secrets, proprietary know-how, and contractual agreements to protect our technology. However, our ability to maintain and enforce our intellectual property rights may be subject to challenges, including the risk of third-party disputes, opposition proceedings, and evolving patent laws in various jurisdictions. Loss of key patent rights or failure to obtain additional protections could adversely impact our business and competitive position.

We also hold a registered trademark for our Company name, Soluna.

We have developed a proprietary software system called MaestroOS™ to enable the automation, management, and operations of critical elements of our data centers. We have a dedicated team that engages in activities to continue to enhance the MaestroOS to drive innovation and growth in its business. MaestroOS incorporates software components licensed to the general public under open-source software licenses. We obtain many components from software developed and released by contributors to independent open-source components of our platform. Open-source licenses grant licensees broad permissions to use, copy, modify and redistribute those open-source components of our platform. As a result, open-source development and licensing practices can limit the value of our software copyright assets.

Environmental

There are increasing concerns about the quantity of carbon-intensive energy used by data centers, especially those used for Bitcoin Mining and increasingly Generative AI. We believe the integration of computing and renewable energy is the future of the modern grid.

By colocating our data centers with underutilized renewable resources, we aim to reduce the carbon footprint of our data centers and encourage renewable power plant development. An independent study done by REsurety found our data centers are 18% greener than traditional data centers. This is driven by our flexible design, our MaestroOS software platform, and our location on the grid close to renewable resources.

We participate in ERCOT emergency demand response programs, which allows the grid to redirect our power allotment back into the market during extreme weather events when needed. By taking such actions, we immediately help to stabilize the grid by allowing our power allotment to be delivered to the areas of greatest need, such as heating homes and powering hospitals. Overall, our operations incentivize the development of new renewable power generation, and they help to reduce the frequency and impact of power failures and electricity price surges.

The use of water in data centers has become a central concern in recent years. We aim to develop data centers that reduce their water consumption using the latest in direct liquid cooling technology and advanced HVAC systems that rely less on the evaporation of water.

In addition to our low-carbon execution strategy, we also monitor climate change legislation, regulation, and international treaties for any material effect on our business and the markets we serve.

Existing or Potential Governmental Regulations

Cryptocurrency mining remains largely unregulated at the federal and state levels; however, we anticipate increased regulatory attention over the near and long term. The impact of future regulatory changes on our operations is uncertain and may vary by jurisdiction.

A substantial portion of our operations, including our Project Dorothy facilities, are located in Texas, which has historically maintained a favorable regulatory environment for digital asset mining. In March 2022, ERCOT began requiring large-scale digital asset miners to apply for interconnection approval. Subsequently, in April 2022, ERCOT established a task force to develop policy recommendations for integrating large flexible loads, including Bitcoin mining operations, into the ERCOT market. This process has caused energization delays for some market participants, and we may experience similar impacts in the future.

At the federal level, regulatory momentum continues to evolve. In January 2024, the SEC approved a series of spot Bitcoin exchange-traded funds (ETFs), which have since attracted substantial investment. In February 2024, the U.S. Energy Information Administration (EIA) initiated a six-month survey to collect data on electricity usage within the cryptocurrency mining sector. The stated aim was to assess geographic growth trends and energy sourcing. Following a lawsuit, the U.S. Department of Energy suspended the survey and ordered destruction of previously collected data. Although the EIA indicated in July 2024 that it intended to restart the survey, no formal restart has occurred as of the date of this filing.

In January 2025, President Donald Trump issued an executive order establishing a presidential working group focused on regulatory clarity for digital assets, and on March 6, 2025, he signed an executive order establishing a Strategic Bitcoin Reserve and a U.S. Digital Asset Stockpile. Legislative bodies in both chambers of Congress have also announced a bipartisan working group with the stated objective of drafting comprehensive legislation to regulate digital assets, and multiple hearings have been held on the subject of fair access to financial services for digital asset companies.

Although recent regulatory signals appear favorable, the long-term trajectory of regulation remains uncertain. For example, in November 2022, the State of New York enacted legislation prohibiting new fossil fuel permits for power plants hosting proof-of-work mining, underscoring the risk of geographically targeted restrictions. While we do not operate in New York, similar measures elsewhere could materially affect our business model.

We continue to monitor evolving regulatory frameworks and potential impacts to our operations. Future legislation or rulemaking—whether related to energy consumption, environmental compliance, or digital asset classification—could have a material adverse effect on our business, financial condition, or results of operations. For additional information on regulatory risks, see the section titled “Risk Factors” in this Annual Report.

Human Capital Resources

As of December 31, 2024, we had forty-eight (48) employees, including forty-seven (47) full-time employees and one full-time consultant. Of these employees, thirteen were in finance, twenty-two in operations, two in corporate development, six in information technology and engineering, one in sales, one in human capital, one in power, and two executives. The operations personnel include both individuals directly involved in the strategy of our data centers as well as data center maintenance and supervisory roles. Certain positions within our organization require industry-specific technical knowledge. We have been successful in attracting and retaining qualified technical personnel for these positions.

None of our employees are subject to a collective bargaining agreement and we believe our relations with our employees to be positive, as reflected in our low voluntary turnover rate.

Diversity, Equity, and Inclusion

We support diversity and inclusion by ensuring a workplace where employees can thrive, and our policies are designed to promote equality and respect for everyone. Diverse backgrounds, experiences and opinions are encouraged and welcomed. In support of such diversity and inclusion, we act in accordance with our Code of Ethics and Business Conduct and our Non-Discrimination and Anti-Harassment Policy to create a safe environment free from discrimination or harassment that respects the human rights of our employees. We strive to achieve a workplace where opportunities for success are created and available for everyone equally. In support of this goal, in 2024, we required all employees to complete unconscious bias and harassment training.

Company History, Information and Organization

Soluna Holdings, Inc. (“SHI”), formerly known as Mechanical Technology, Incorporated, which was originally incorporated in the State of New York in 1961, reincorporated in the State of Nevada on March 24, 2021, and is headquartered in Albany, New York. Effective November 2, 2021, the Company changed its name from “Mechanical Technology, Incorporated” (or “MTI”) to “Soluna Holdings, Inc.” On October 29, 2021, Soluna Callisto Holdings, Inc. merged into Soluna Computing, Inc. (“SCI”), a private green data center development company and a subsidiary of SHI. MTI Instruments, Inc., a subsidiary of SHI, was sold on April 11, 2022. On March 23, 2021, our common stock commenced trading on the Nasdaq Stock Market LLC (“Nasdaq”). We formed a wholly owned subsidiary of SHI on December 31, 2023, Soluna Digital, Inc. (“Soluna Digital,” or “SDI”). Effective December 31, 2023, SCI transferred substantially all of its assets to SHI or its subsidiaries, including SDI.

Additional Information

We file or furnish periodic reports and amendments thereto, including our annual reports on Form 10-K, proxy statements, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the SEC. These reports, and any amendments thereto, as filed with the SEC, can be accessed, free of charge, on the SEC’s website www.sec.gov. These documents may also be accessed on our website: http://www.solunacomputing.com through a link in the “Investors” section. The contemplated documents are placed on our website as soon as practicable after their filing with the SEC. The information posted on our website is not incorporated by reference into this Annual Report.

Item 1A. Risk Factors

An investment in our securities is highly speculative and involves a high degree of risk. We face a variety of risks that may affect our operations or financial results and many of those risks are driven by factors that we cannot control or predict. You should carefully consider the risks described below together with all of the other information in this Annual Report, including our consolidated financial statements and the related notes and the information described in the section entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our other filings with the SEC. If any of the risks described below occur, our business, financial condition, results of operations and prospects could be materially adversely affected. In that case, the market price of our common stock would likely decline, and investors could lose all or a part of their investment. Only those investors who can bear the risk of loss of their entire investment should consider an investment in our securities. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our operations.

Summary Risk Factors

●	Our recurring losses from operations have raised substantial doubt regarding our ability to continue as a going concern, and we will require additional capital to support our business and objectives and grow our business.
●	We have a limited operating history, and we may not recognize operating income in the future.
●	We have financed our strategic growth primarily by issuing new shares of our common stock in public offerings and the issuance of debt, and plan to raise additional capital through similar offerings in the future, and our inability to do so on favorable terms may adversely affect our operations and the market price of our securities.
●	If we cannot achieve or maintain profitability, stockholders could lose all or part of their investment.
●	Our level of existing debt may negatively impact our liquidity, restrict our operations and ability to respond to business opportunities, and increase our vulnerability to adverse economic and industry conditions.
●	We may be unable to meet our remaining obligations under the terminated HPE Agreement (as defined below) which could lead to a default under that agreement.
●	Joint ventures, joint ownership and strategic partner arrangements and other projects pose unique challenges, and we may not be able to fully implement or realize synergies, expected returns or other anticipated benefits associated with such projects.
●	We may not be able to timely complete our future strategic growth initiatives or within our anticipated costs estimates, if at all.
●	Our business plan is heavily dependent upon acquisitions and strategic alliances and our ability to identify, acquire or ally on appropriate terms, and successfully integrate and manage any acquired companies or alliances will impact our financial condition and operating results.
●	We are subject to risks associated with our need for significant electrical power.
●	Global economic and geopolitical events, policies and conflicts may adversely affect our business, financial condition and results of operations.
●	We may not be able to continue to develop our technology and keep pace with technological developments, or otherwise compete with other companies, many of which have greater resources and experience.
●	If we fail to effectively manage our growth, our business, financial condition, and results of operations could be harmed.
●	Our new services and changes to existing services could fail to attract or retain users or generate revenue and profits, or otherwise adversely affect our business.
●	We have concentrated our operations and, thus, are particularly exposed to changes in the regulatory environment, market conditions and natural disasters in the state of Texas where our data centers are located.
●	Our success depends on external factors affecting the Bitcoin industry.
●	Our profitability depends on Bitcoin prices and the stability of Digital Asset markets, which are highly volatile and largely unregulated.

●	Regulatory changes or actions may alter the nature of an investment in us or restrict the use of cryptocurrencies in a manner that adversely affects our business, prospects, or operations.
●	Security breaches and irreversible transactions could result in the loss of our cryptocurrencies.
●	Uncertainty around the adoption, use, and global demand for cryptocurrencies could adversely affect our business.
●	Because most of our and our hosted customers’ miners are designed specifically to mine Bitcoin and may not be readily adaptable to mining other cryptocurrencies, a sustained decline in Bitcoin’s value could adversely affect our business and results of operations.
●	Our data center business could be harmed by prolonged power outages, power and fuel shortages, capacity constraints and increases in power costs.
●	The Dorothy facility is subject to a five-year ground lease, and if we are unable to renew its term, we may be unable to fully realize the anticipated benefits of the ongoing development of the site.
●	Our reliance on a third-party pool service provider for our mining revenue payouts may have a negative impact on our operations. The same may be true in the case of our hosted customers.
●	Declining block rewards, reliance on transaction fees, and network forks could adversely affect our mining operations.
●	Climate change and evolving regulations could adversely impact our business.
●	We may be affected by price fluctuations in the wholesale and retail power markets.
●	The development and acceptance of competing blockchain platforms or technologies may cause consumers to use alternative distributed ledgers or other alternatives.
●	Our business has and is expected to continue to have significant customer concentration.
●	Failure to attract, grow and retain a diverse and balanced customer base, including key magnet customers, could harm our business and operating results.
●	We are heavily dependent on our senior management, and a loss of a member of our senior management team could cause the market prices of our securities to suffer.
●	We depend upon third-party suppliers for power, and we are vulnerable to service failures and price increases by such suppliers and to volatility in the supply and price of power in the open market.
●	Our business model depends upon the demand for data centers.
●	Insiders continue to have substantial control over the Company.
●	We are subject to complex environmental, health and safety laws and regulations that may expose us to significant liabilities for penalties, damages or costs of remediation or compliance.
●	Provisions in our Articles (as defined below), our Bylaws (as defined below), and Nevada law may discourage a takeover attempt even if a takeover might be beneficial to our stockholders.

●	If we are unable to protect our information systems against service interruption or failure, misappropriation of data or breaches of security, our operations could be disrupted, we could be subject to costly government enforcement actions and private litigation and our reputation may be damaged.
●	We incur significant costs as a result of operating as a public company.
●	We may become involved in litigation arising in the ordinary course of our business that may materially adversely affect us.
●	The market price of our securities is likely to be volatile, which may cause investment losses for our shareholders.
●	Because there has been limited precedent set for financial accounting of Bitcoin and other cryptocurrency assets, the determination that we have made for how to account for cryptocurrency assets transactions may be subject to change.
●	If we are not able to comply with the applicable continued listing requirements or standards of Nasdaq, Nasdaq could delist our common stock or Series A Preferred Stock or broker-dealers may be discouraged from effecting transactions in shares of our securities.
●	Substantial blocks of our common stock may be sold into the market as a result of our being party to the SEPA and you may experience immediate and substantial dilution in the net tangible book value per share of our common stock.
●	It is not possible to predict the actual number of shares we will sell under the SEPA, or the actual gross proceeds resulting from those sales.

Risks Relating to the Company and its Growth Strategy

Our recurring losses from operations have raised substantial doubt regarding our ability to continue as a going concern, and we will require additional capital to support our business and objectives and grow our business.

We have incurred recurring losses since inception and, as of December 31, 2024, had an accumulated deficit of approximately $314.3 million. We anticipate operating losses to continue for the foreseeable future as we grow our business, and it is possible we will never achieve profitability.

We expect our unrestricted cash and cash equivalents of $7.8 million as of December 31, 2024 to be insufficient to meet our operating expenses and capital expenditure requirements for at least 12 months from the filing of this Form 10-K. Our consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional working capital through public or private equity or debt financings or other sources. There can be no assurance, however, that such financing will be available, on acceptable terms and conditions, or at all. The precise amount and timing of the funding needs cannot be determined accurately at this time, and will depend on a number of factors, including our ability to generate significant revenue, the market demand for our services, management of working capital, and the continuation of normal payment terms.

Until such time as we can generate substantial revenue, we expect to finance our working capital requirements through a combination of equity offerings and debt financing. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures, or declaring dividends. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to scale back or curtail our operations or expansion efforts, including limiting our ability to expand our hosting and cryptocurrency business to a larger-scale operation. The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations.

We have a limited operating history and we may not recognize operating income in the future.

We began our cryptocurrency and computer hosting operations in January 2020 and therefore our business is subject to all the risks inherent in a business with limited operating history in a rapidly developing and changing industry. Furthermore, in 2024 we began to implement a strategy to move into the HPC/AI hosting business to provide green energy to power-intensive AI applications, in an attempt to leverage our expertise in advanced data processing applications. This is a new strategic direction for the Company and we have no prior history of operations in either of these lines of business, from which we can evaluate our future operating performance in this segment. We have not yet been able to confirm that our business model can or will be successful over the long term, and we may not ever recognize operating income from this business. Our projections have been developed internally and may not prove to be accurate and our operating results will likely fluctuate moving forward as we focus on growing our operations. We may need to make business decisions that could adversely affect our operating results, such as modifications to our business structure or operations. There can be no assurance that we will be successful in either of these lines of business, which could significantly adversely affect our ability to scale the growth of our customer base or increase our revenue, which could have a material adverse effect on our results of operations in the future.

Given our status as an early operating stage company, without positive operating income, there is a substantial risk regarding our ability to succeed. You should consider our business and prospects in light of these risks and the risks and difficulties that we will encounter as we continue to develop our business model. We may not be able to address these risks and difficulties successfully, which would materially harm our business and operating results, and we could be forced to terminate our business, liquidate our assets and dissolve, and you could lose part or all of your investment.

We have financed our strategic growth primarily by issuing new shares of our common stock in public offerings and the issuance of debt, and plan to raise additional capital through similar offerings in the future, and our inability to do so on favorable terms may adversely affect our operations and the market price of our securities.

We have raised capital to finance the strategic growth of our business through public offerings of our common stock and the issuance of debt, and plan to raise additional capital through similar offerings to fund current and future expansion initiatives. We may not be able to secure additional debt or equity financing on favorable terms, if at all, which could hinder our growth and adversely impact our operations. In 2022 and 2023, a number of digital asset platforms and exchanges filed for bankruptcy and/or became the subjects of investigation by various governmental agencies for, among other things, fraud. These disruptions in the crypto asset market may impact our ability to obtain favorable financing. If we raise additional equity financing, stockholders may experience dilution of their ownership interests, and the per share value of our common stock could decline. If we are unable to generate sufficient cash flows to support our strategic growth, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, or obtaining additional equity financing on terms that may be onerous or highly dilutive. Furthermore, as we engage in debt financing, in the event of bankruptcy, the holders of any debt we issue would likely have priority over the holders of shares of our common stock in terms of order of payment preference. We may be required to accept terms that restrict our ability to incur additional debt or take other actions, including accepting terms that require us to maintain specified liquidity or other ratios that could otherwise not be in the interests of our stockholders.

If we cannot achieve or maintain profitability, stockholders could lose all or part of their investment.

We intend to continue scaling our company to increase our customer base and implement initiatives, including new business lines. As a result, we will incur increased costs associated with growth, expanding our customer base and being a public company. Our efforts to grow our business may be costlier than we expect, or the revenue growth rate may be slower than we expect and may not result in increased profitability in the short term or at all. As we pivot towards new markets such as the HPC/AI hosting business, our limited experience in these areas may impact our ability to accurately assess our prospects. The likelihood of our success must be considered in light of the expenses, difficulties, complications, problems, and delays frequently encountered in connection with the expansion of a business and operating a business in a competitive industry. There can be no assurance that we will ever operate profitably, and if we do, there can be no assurance that we would be able to maintain profitability. If we cannot achieve or maintain profitability, our stockholders could lose all or a part of their investment.

Our level of existing debt may negatively impact our liquidity, restrict our operations and ability to respond to business opportunities, and increase our vulnerability to adverse economic and industry conditions.

We currently use debt as part of our capital structure and may take on more debt in the future.

On June 20, 2024, we issued a $12.5 million secured promissory note, with approximately $11.8 million of principal outstanding as of December 31, 2024. This note, along with accrued interest, is due on June 20, 2027.

On December 20, 2022, Soluna MC Borrowings, LLC 2021-1 (“Borrower”), a subsidiary of Soluna MC, LLC, a subsidiary of Soluna Digital, a subsidiary of the Company, defaulted on equipment loans from NYDIG, made under a Master Equipment Finance Agreement dated December 30, 2021 (the “MEFA”). The loans were secured by borrower assets and guaranteed by Soluna MC, LLC (“Guarantor”). We are currently in litigation with NYDIG, which foreclosed on the collateral on February 23, 2023. As of December 31, 2024, the Borrower owes $9.2 million in principal plus approximately $2.3 million in interest and penalties.

On March 12, 2025, Soluna SW, LLC, a subsidiary of Soluna Digital, Inc. (“SSW”), entered into a $5 million term loan with Galaxy Digital LLC under a loan agreement that matures on March 12, 2030.

Our current level of debt could limit our flexibility and pose risks to our business. It may:

●	Restrict our ability to raise new financing or make strategic investments;
●	Require significant cash flows to cover interest and principal payments;
●	Impose covenants that limit our ability to pay dividends, repurchase shares, make acquisitions, incur additional debt, or create liens;
●	Make us more vulnerable to downturns or limit our ability to pursue growth opportunities.

Our ability to manage our debt depends on our financial performance, which is subject to business and market conditions. If we fail to meet our debt obligations or violate covenants, lenders could declare defaults and accelerate repayment. This could trigger defaults on other obligations and, in the case of secured debt, lead to foreclosure on our assets.

We also provide guarantees for certain subsidiary debts. If called upon, we may need to cover those obligations, which could impact our cash position and require us to seek additional funding—potentially on unfavorable terms.

To manage our debt, we may pursue refinancing options, which could include issuing new shares or convertible securities. This could dilute existing stockholders and reduce the market value of our stock.

We may be unable to meet our remaining obligations under the terminated HPE Agreement which could lead to a default under that agreement.

On March 24, 2025, we notified HPE of our termination of the HPC & AI Cloud Services Agreement and HPE-Soluna Greenlake Statement of Work, dated June 18, 2024, entered into between Soluna AL CloudCo, LLC, a subsidiary of Soluna Cloud (“CloudCo”), and HPE (together with the associated Statement of Work, the “HPE Agreement”). Under the HPE Agreement, we agreed to pay HPE an aggregate of $34 million payable over 36 months beginning June 2024, with $10.3 million pre-paid in June 2024 at contract execution and monthly payments of $667 thousand due until June 2027.

In accordance with the terms of the HPE Agreement, upon our notice of termination for convenience, our obligations under the HPE Agreement accelerated and the remaining payments of $19.3 million owed by us became immediately due and payable, including all upfront payments and monthly charges, plus any fees incurred for the terminated Services (as defined in the HPE Agreement). Due to the termination of the HPE Agreement, we reduced our prepaid assets and other long-term assets by approximately $8.6 million, increased termination liability by approximately $20.0 million and recorded a loss on contract of approximately $28.6 million for the year ended December 31, 2024 to account for the termination and our contractual payments. We are currently in the process of renegotiating the HPE Agreement, but this is not considered probable to occur.

Subsequently, on March 26, 2025, HPE sent notice of its termination of the HPE Agreement for cause, effective immediately, due to CloudCo’s material breach of its payment obligations that remained uncured for more than thirty (30) days. This default could result in a range of actions that could include legal or collections actions by HPE against CloudCo, any and all of which could have a material adverse effect on our business, financial condition, and results of operations.

We may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness.

It is likely that we will need to refinance at least a portion of our outstanding debt as it matures. If we are unable to refinance or extend principal payments due at maturity or pay them with proceeds of other capital transactions, then our cash flow may not be sufficient in all years to repay all such maturing debt and to pay distributions. Further, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase. Refinancing our indebtedness may also require us to expense previous debt issuance costs or to incur new debt issuance costs.

Joint ventures, joint ownership and strategic partner arrangements and other projects pose unique challenges, and we may not be able to fully implement or realize synergies, expected returns or other anticipated benefits associated with such projects.

From time to time, and as we expand our operations into the cloud and HPC/AI hosting business, we may be involved in strategic joint ventures and other joint ownership and strategic partnership arrangements. As of December 31, 2024, we had two primary project-level partners: SLC and Navitas. We may not always be in complete alignment with our joint venture, joint owner or strategic partner counterparties; we may have differing strategic or commercial objectives and may be outvoted by our joint venture or other strategic partners, or we may disagree on governance matters with respect to the joint venture entity or the jointly owned assets. As a result, when we enter into joint ventures, joint ownership, and strategic partnership arrangements, we may be subject to a number of risks. In some joint ventures and joint ownership arrangements we may not be responsible for the operation of projects and will rely on our joint venture. joint owner or strategic partner counterparties for such services. Joint ventures, joint ownership and strategic partnership arrangements may also require us to expend additional internal resources that could otherwise be directed to other projects. If we are unable to successfully execute and manage our existing and any proposed joint venture and joint owner arrangements, it could adversely impact our financial and operating results. Our inability to successfully execute and manage our joint venture/joint owner/strategic partner arrangements could also significantly impact our expansion strategy as we are heavily dependent on these arrangements to finance the expansion of our operations.

We may not be able to timely complete our future strategic growth initiatives or within our anticipated costs estimates, if at all.

Our strategic growth initiatives may require construction, expansion or conversion of associated power facilities, which may expose us to significant risks that we may otherwise not be exposed to, including risks related to: construction delays; lack of availability of parts and/or labor; increased prices as a result, in part, of inflation, and delays for data center equipment; labor disputes and work stoppages, including interruptions in work due to pandemics or other public health crises; unanticipated environmental issues and geological problems; delays related to permitting and approvals to commence operations from public agencies and utility companies; delays in site readiness leading to our failure to meet commitments made in connection with such expansion; and delay or halts related to evaluations of strategic growth initiatives.

All construction-related projects depend on the skill, experience, and attentiveness of our personnel throughout the design and construction process. Should a designer, general contractor, subcontractor or key supplier experience financial difficulties or other problems during the design or construction process, we could experience significant delays, increased costs to complete the project and/or other negative impacts to our expected returns.

If we are unable to mitigate these risks and complete our growth initiatives on schedule and within our anticipated costs, such delays or implementation failures may hinder our ability to realize anticipated benefits, and our business and financial condition may suffer as a result.

We may have difficulty in obtaining banking services for our cryptocurrency activities.

While the banking authorities in the United States do not prohibit banks from providing banking services to cryptocurrency-related businesses such us, the Federal Reserve, the FDIC, and the Office of the Comptroller of the Currency have issued directives to banks in the United States relating to their crypto-asset risks and as a result a significant number of banks have determined to limit such activities. Accordingly, we have had and may have in the future, difficulty in opening bank accounts, obtaining letters of credit and generally accessing the banking system for our operational needs.

Our business plan is heavily dependent upon acquisitions and strategic alliances and our ability to identify, acquire or ally on appropriate terms, and successfully integrate and manage any acquired companies or alliances will impact our financial condition and operating results.

As part of our growth strategy, we may seek to acquire other businesses or form strategic alliances and partnerships that expand our market presence, complement our offerings, or provide access to new technologies. We may also need to do so to remain competitive. However, we may not be able to identify suitable opportunities, negotiate favorable terms, secure necessary financing, or successfully complete or integrate any such transactions.

Even when successful, acquisitions and partnerships carry significant risks, including:

●	Failure to realize expected benefits or synergies;
●	Challenges integrating operations, systems, personnel, or cultures;
●	Disruption to ongoing operations and diversion of management time;
●	Loss of key employees, customers, or partners;
●	Incompatibility of business practices or internal controls;
●	Financial risks, including write-offs, increased expenses, or underperformance;
●	Entry into unfamiliar markets with greater competition;
●	Potential liabilities or unforeseen costs; and
●	Negative impacts on our financial results, including accounting and tax implications.

We may finance future deals by issuing equity or convertible debt, which could dilute existing stockholders or increase leverage.

Our strategic relationships, including those with SLC and Navitas, or any future partnerships, must be well-managed to avoid harming our operations or results. There is no guarantee that any acquisition or alliance will achieve its intended goals or deliver the expected return, and differences in cost structures could cause fluctuations in our financial performance.

We are subject to risks associated with our need for significant electrical power.

Our operations currently require significant amounts of electrical power, and we anticipate our demand for electrical power will continue to grow as we continue to expand our mining fleet and begin to operate our Dorothy Facility, and as we expand our business to implement our strategy to move into the cloud service business and HPC/AI hosting business. The fluctuating price of electricity required for our operations and to power our expansion may inhibit our profitability. If we are unable to continue to obtain sufficient electrical power on a cost-effective basis, we may not realize the anticipated benefits of our significant capital investments.

Global economic and geopolitical events, policies and conflicts may adversely affect our business, financial condition, and results of operations.

We may be exposed to price volatility and uncertainty in our supply chain due to geopolitical crises and economic downturns such as recessions, rising inflation, tariffs, social, political, and economic risks, conflicts and acts of war, sanctions and other restrictive actions by the United States and/or other countries. Changes in policy positions and priorities from the new U.S. government administration could increase this price volatility and uncertainty. Such crises will likely continue to influence our ability to do business in a cost-effective manner. Inflationary pressures, as well as disruptions in our supply chain, have increased the costs of goods, services, and personnel, which have in turn caused our capital expenditures and operating costs to rise. Additionally, these crises may discourage investment in Bitcoin and investors may shift their investments to less volatile assets. The effects of such global economic shifts, worsening inflationary issues, changes in policy, and geopolitical events could adversely affect our ability to access the capital and other financial markets, as such, we may be required to consider alternative sources of funding for our growth and operations which may increase our cost of capital. Such events and conditions could have a materially adverse effect on our business, operations, or financial results and the value of the Bitcoin we mine.

We may not be able to continue to develop our technology and keep pace with technological developments, or otherwise compete with other companies, many of which have greater resources and experience.

We currently lack the financial resources to compete directly with larger, well-funded companies in cryptocurrency mining and advanced data processing, including cloud, AI, and HPC data center operators. These markets attract major players with far greater capital and scale, making it difficult for us to expand or introduce new offerings.

Rapid changes in technology further increase this challenge. We may not be able to keep up with new developments, adopt new technologies quickly, or do so in a cost-effective way. Some of our equipment may become outdated, and upgrading or replacing it—especially mining hardware or advanced AI infrastructure—could be costly and time-consuming. Supply chain constraints, long lead times, and competition for key components like semiconductors could further limit our ability to stay current.

Implementing new technology may also lead to system disruptions or fail to deliver expected benefits. If we cannot adapt effectively, our competitiveness and growth prospects could suffer.

Additionally, other North American companies with greater access to low-cost energy may outcompete us in securing strategic acquisitions or partnerships. If we are unable to expand, innovate, or maintain our position in the market, it could negatively impact our business, financial condition, and the trading price of our securities.

If we fail to effectively manage our growth, our business, financial condition, and results of operations could be harmed.

We are an early operating stage company with a small management team and are subject to the strains of ongoing development and growth, which will place significant demands on our management and our operational and financial infrastructure. Although we may not grow as we expect, if we fail to manage our growth effectively or to develop and expand our managerial, operational, and financial resources and systems, our business and financial results could be materially harmed.

In addition, our failure to effectively manage our growth could damage our reputation, further limiting our growth and negatively affecting our operating results. Further, we cannot provide any assurance that we will successfully identify emerging trends and growth opportunities in this business sector, and we may lose out on opportunities. Such circumstances could have a material adverse effect on our business, prospects, or operations.

Our new services and changes to existing services could fail to attract or retain users or generate revenue and profits, or otherwise adversely affect our business.

Our ability to retain, increase, and engage our customer base and to increase our revenue depends heavily on our ability to continue to evolve our existing services and to create successful new services, both independently and in conjunction with developers or other third parties. We may introduce significant changes to our existing services or acquire or introduce new and unproven services, including using technologies with which we have little or no prior development or operating experience. These efforts, including the introduction of new services or changes to existing services, may result in new or enhanced governmental or regulatory scrutiny, litigation, ethical concerns, or other complications that could adversely affect our business, reputation, or financial results. If our new services fail to engage users or developers, or if our business plans are unsuccessful, we may fail to attract or retain users or to generate sufficient revenue, operating margin, or other value to justify our investments, and our business may be adversely affected.

We have concentrated our operations and, thus, are particularly exposed to changes in the regulatory environment, market conditions and natural disasters in the state of Texas where our data centers are located.

We currently operate data centers in Texas, which generated the majority of our revenue in both 2023 and 2024. Our growth plans also focus on new projects in Texas, making our business highly dependent on the state’s regulatory environment, market conditions, and exposure to weather events or natural disasters.

Texas has supported Bitcoin mining through favorable regulations and economic incentives, but this has also led to increased competition for suitable sites and skilled labor. Our operations could be impacted by construction delays, rising costs for equipment or labor, supply chain disruptions, or disputes with contractors.

In 2022, ERCOT—the operator of Texas’ power grid—began requiring large-scale digital asset miners to apply for grid connection approval and established a task force to review how large flexible loads (like Bitcoin data centers) interact with the grid. This has led to delays for some miners in getting energized, and we could face similar delays in the future.

If Texas were to change its policies, increase taxes, or reduce its support for Bitcoin mining, our concentration in the state could significantly affect our business, financial condition, and results of operations.

Risks Related to our Bitcoin Mining and Hosting Business

Our success depends on external factors affecting the Bitcoin industry.

Our success is closely tied to the health of the Bitcoin market, which is influenced by factors beyond our control. Historically, Bitcoin ownership has been concentrated among a small number of holders, often called “whales.” Although ownership has become more distributed, large holders still exist and could impact the market by selling large amounts of Bitcoin, which may reduce demand and drive down prices.

While more regulated and transparent exchanges have emerged, the Bitcoin market remains relatively new and less regulated than traditional financial markets. Some trading platforms may be more prone to technical issues, fraud, or unethical practices such as:

●	Wash trading (creating artificial trading volume),
●	Front-running (using early access to trade information for unfair advantage), and
●	Lack of transparency in ownership, governance, and compliance.

These issues may erode public trust in Bitcoin markets and lead to price volatility. A significant drop in the price or perceived reliability of Bitcoin could negatively impact our business and financial results.

Our profitability depends on Bitcoin prices and the stability of Digital Asset markets, which are highly volatile and largely unregulated.

Our ability to achieve and maintain profitability is closely tied to the market price of Bitcoin, which has historically been highly volatile and influenced by factors beyond our control. These include market speculation, global economic and political events, regulatory changes, energy prices, activity by large holders (“whales”), and technical or operational issues at major exchanges.

Digital asset exchanges—where Bitcoin and other cryptocurrencies are traded—are relatively new and largely unregulated. Many lack transparency in ownership, management, and compliance practices. This has led to market instability, particularly when major exchanges have collapsed, faced hacking incidents, or become subject to regulatory investigations. Notable examples include the collapse of FTX and scrutiny of Binance, which contributed to sharp price declines and increased negative publicity across the cryptocurrency industry. In 2022 and 2023, average Bitcoin prices were $27,796 and $29,870, respectively. While the price rebounded to $93,429 by the end of 2024, it remains unpredictable.

A lack of trust in digital asset exchanges or their closure—whether due to fraud, government action, or business failure—can further undermine public confidence in Bitcoin, increase market volatility, and negatively impact our business. These risks may continue to evolve in ways we cannot fully anticipate.

In addition, Bitcoin has a fixed supply of 21 million coins, with about 19.8 million already mined. As block rewards decline through scheduled “halvings” and eventually phase out, our revenue from mining will increasingly rely on transaction fees. While these fees have grown, there is no guarantee they will be sufficient to support profitability in the long term.

Volatility also affects how much revenue we realize from converting mined Bitcoin into U.S. dollars and makes financial planning more difficult. A prolonged decline in Bitcoin prices could also affect the ability of our co-hosting customers to pay for services, reducing our revenue and delaying expansion.

If Bitcoin prices fall or fail to meet our expectations, or if instability in the broader digital asset market increases, our financial condition and results of operations could be materially and adversely affected.

Regulatory changes or actions may alter the nature of an investment in us or restrict the use of cryptocurrencies in a manner that adversely affects our business, prospects, or operations.

The regulatory environment for cryptocurrencies is evolving and uncertain. Governments around the world have taken varied approaches—some banning cryptocurrencies entirely, others permitting them with little restriction, and many (including the U.S.) applying complex and changing rules to mining, ownership, and trading.

In the U.S., regulatory momentum has increased. In January 2025, President Trump issued an executive order to create a federal framework for digital assets, and Congress has formed bipartisan working groups to pursue legislation on the topic. Discussions have included creating a national digital asset reserve that could include Bitcoin, and multiple states have proposed similar reserves. While these developments may ultimately bring more clarity, their outcomes remain uncertain.

Past actions have shown that regulation can also become more restrictive. For example:

●	In November 2022, New York banned new fossil fuel permits for proof-of-work mining.
●	In January 2024, the SEC approved spot Bitcoin ETFs, leading to increased institutional adoption.
●	In February 2024, the EIA launched, then suspended, a survey to monitor electricity use in crypto mining. The long-term regulatory impact of that effort remains unclear.

Although some recent enforcement actions have been scaled back, future regulations—especially those targeting electricity use, financial reporting, or market oversight—could increase our compliance burden, restrict our operations, or affect demand for our services.

Given this uncertainty, we cannot predict how future laws or agency actions may impact our business. Even well-intentioned or positive regulatory initiatives could have unintended consequences that negatively affect our operations, financial condition, or growth prospects.

Our interactions with a blockchain may expose us to specially designated nationals (“SDNs”) or blocked persons and new legislation or regulation could adversely impact our business or the market for cryptocurrencies.

The Office of Financial Assets Control (“OFAC”) of the U.S. Department of Treasury requires us to comply with its sanction program and not conduct business with persons named on its SDN list. However, because of the pseudonymous nature of blockchain transactions we may inadvertently and without our knowledge engage in transactions with persons named on OFAC’s SDN list. Our policy prohibits any transactions with such SDN individuals, but we may not be adequately capable of determining the ultimate identity of the individual with whom we transact with respect to selling cryptocurrency assets. We are unable to predict the nature or extent of new and proposed legislation and regulation affecting the cryptocurrency industry, or the potential impact of the use of cryptocurrencies by SDN or other blocked or sanctioned persons, which could have material adverse effects on our business and our industry more broadly. Further, we may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties as a result of any regulatory enforcement actions, all of which could harm our reputation and affect the value of our securities.

Security breaches and irreversible transactions could result in the loss of our cryptocurrencies.

Our operations rely on third-party platforms such as the Luxor mining pool and exchanges like Coinbase to store and manage our cryptocurrencies. Like others in the industry, we face risks from security breaches, including hacking, malware, or insider error. A successful attack on our systems or those of our partners could result in the theft or loss of our digital assets, compromise confidential information, disrupt operations, and damage our reputation.

Additionally, cryptocurrency transactions are typically irreversible. If coins are accidentally sent to the wrong address or stolen through fraud or theft, we may have no way to recover them. Any such losses—whether from security incidents or transactional errors—could negatively affect our business, financial condition, and results of operations, and may also impact investor confidence.

Uncertainty around the adoption, use, and global demand for cryptocurrencies could adversely affect our business.

Our business depends on the continued demand for, and value of, cryptocurrencies—particularly Bitcoin—which is influenced by a variety of factors, including adoption, usability, and global economic and geopolitical events. However, the future of cryptocurrency as a widely used payment method remains uncertain.

Despite growing awareness, cryptocurrencies face major adoption and scaling challenges. High transaction costs, slow processing times, and limited throughput have restricted their use in everyday transactions. Although efforts are underway to address these issues through protocol upgrades and second-layer technologies, there is no assurance that such solutions will succeed or gain broad acceptance. If these problems persist, demand for cryptocurrencies may decline, reducing the viability of mining and the need for services like ours.

Additionally, most cryptocurrency demand today is driven by investment and speculation rather than retail or commercial use. Widespread acceptance as a medium of exchange has not occurred—and may never occur. If adoption stalls or declines, the value of the cryptocurrencies we or our hosted customers mine could drop, impacting our revenues and growth prospects.

Geopolitical and economic events also create uncertainty. Crises can lead to sudden surges in demand, driving up prices temporarily, but also increasing the risk of sharp price declines once the crisis subsides. Alternatively, in times of global instability or economic downturns, investors may shift away from volatile assets like cryptocurrencies toward more traditional safe-haven investments, weakening demand further.

Taken together, these factors could materially impact our business, financial condition, and the long-term sustainability of our operations.

Because most of our and our hosted customers’ miners are designed specifically to mine Bitcoin and may not be readily adaptable to mining other cryptocurrencies, a sustained decline in Bitcoin’s value could adversely affect our business and results of operations.

We and our hosted customers have invested substantial capital in acquiring miners designed specifically to mine Bitcoin as efficiently and as rapidly as possible on our assumption that we will be able to use them to mine Bitcoin and generate revenue from our operations. Therefore, our mining and hosting operations focus primarily on mining Bitcoin, and our revenue is largely based on the value of Bitcoin. Accordingly, if the value of Bitcoin declines and fails to recover, for example, because of the development and acceptance of competing blockchain platforms or technologies, including competing cryptocurrencies which our miners or our customers’ miners may not be able to mine, the revenue we generate from our operations will likewise decline. Moreover, we may not be able to successfully repurpose our operations in a timely manner, if at all, if we or our customers decide to switch to mining a different cryptocurrency (or to another purpose altogether) following a sustained decline in Bitcoin’s value or if Bitcoin is replaced by another cryptocurrency. This could have a material adverse effect on our business, prospects, operations, and financial condition, as well as on the market value of our securities.

Our data center business could be harmed by prolonged power outages, power and fuel shortages, capacity constraints and increases in power costs.

Our data centers rely on consistent, high-capacity electricity supply, and any disruption—planned or unplanned—could negatively impact our operations and customer experience. Power outages caused by storms, fires, cyberattacks, utility failures, or infrastructure issues may lead to downtime and revenue loss. In some leased facilities, we may depend on landlords or utility providers to restore power, limiting our control in an outage.

While we may use backup generators and other measures to reduce downtime, they may not always be sufficient. Additionally, as customer equipment becomes more power-intensive, total energy consumption at our facilities may exceed original design expectations, potentially limiting available capacity and future growth.

We also face rising electricity costs driven by global energy market volatility, including supply disruptions from the Russia-Ukraine conflict, increased seasonal demand, and broader macroeconomic pressures. Over time, electricity prices may continue to rise due to climate change impacts, new environmental regulations, or our use of renewable energy. These cost increases could materially affect our financial condition, operating results, and cash flows.

The Dorothy Facility is subject to a five-year ground lease, and if we are unable to renew its term, we may be unable to fully realize the anticipated benefits of the ongoing development of the site.

The Dorothy Facility is subject to a ground lease with an initial term of five years, followed by five one-year renewal options, unless terminated earlier. The long-term success of our plans for the Dorothy Facility is largely based on our ability to maintain the lease in effect and to renew it going forward. If we fail to maintain the lease or renew it once its initial term expires and the landlord requires us to vacate the premises, we will likely incur significant costs in relocating our operations, if we could do so at all, and our operations would be interrupted during such relocation. Further, if we fail to renew the lease on terms favorable to us, and our costs are increased, then we may not realize the anticipated benefits of our investment in the facility or any future development of its remaining available capacity. Any disruptions or changes in our present relationship with the landlord for the Dorothy Facility could disrupt our business and our results of operations negatively.

Our properties may experience damages, including damages that are not covered by insurance.

Our properties are subject to a variety of risks relating to physical condition and operation, including:

●	the presence of construction or repair defects or other structural or building damage;

●	any noncompliance with or liabilities under applicable environmental, health or safety regulations or requirements or building permit requirements; and

●	any damage resulting from natural disasters, such as hurricanes, earthquakes, fires, floods, and windstorms.

For example, our facilities could be rendered inoperable, temporarily, or permanently, as a result of a fire or other natural disaster or by a terrorist or other attack on the site. The security and other measures we take to protect against these risks may not be sufficient. Additionally, our processing equipment could be materially adversely affected by a power outage, loss of access to the electrical grid, or loss by the grid of cost-effective sources of electrical power generating capacity. Given the power requirement, it would not be feasible to run miners on back-up power generators in the event of a power outage. Our insurance covers the replacement cost of any lost or damaged miners but does not cover any interruption of our mining activities; our insurance therefore may not be adequate to cover the losses we suffer as a result of any of these events. In the event of an uninsured loss, including a loss in excess of insured limits, at any of the mines in our network, such mines may not be adequately repaired in a timely manner or at all and we may lose some or all of the future revenues anticipated to be derived from such mines. The potential impact on our business is currently magnified because we are currently operating only a single mine.

Our reliance on a third-party mining pool service provider for our mining revenue payouts may have a negative impact on our operations. The same may be true in the case of our hosted customers.

We currently rely on Luxor’s mining pool that supports Bitcoin to receive our mining rewards and fees from the network. Our mining pool has the sole discretion to modify the terms of our agreement at any time, and, therefore, our future rights and relationship with our mining pool may change. In general, mining pools allow miners to combine their computing power, increasing their chances of solving a block and getting paid by the network. The rewards are distributed by the mining pool operator, proportionally to our contribution to the mining pool’s overall mining power, used to generate each block. Should the mining pool operator’s system suffer downtime due to a cyber-attack, software malfunction, or similar issues, it will negatively impact our ability to mine and receive revenue. Furthermore, we and many other Bitcoin miners are dependent on the accuracy of the mining pool operator’s recordkeeping to accurately record the total processing power provided to the mining pool for a given Bitcoin mining application in order to assess the proportion of that total processing power we provided. While we have internal methods of tracking both our power provided and the total used by the mining pool, the mining pool operator uses its own recordkeeping to determine our proportion of a given reward. We and other miners have little means of recourse against the mining pool operator if we determine that the proportion of the reward that the mining pool operator pays out to us is incorrect, other than leaving the mining pool. If we are unable to consistently obtain accurate proportionate rewards from our mining pool operator, we may experience reduced reward for our efforts, which would have an adverse effect on our results of operations and financial condition.

Declining block rewards, reliance on transaction fees, and network forks could adversely affect our mining operations.

Our ability to generate revenue from Bitcoin mining depends on rewards received for solving new blocks. These rewards are designed to decrease over time through regularly scheduled “halvings.” For example, the most recent halving on April 19, 2024, reduced the reward from 6.25 to 3.125 Bitcoin per block. This process will continue roughly every four years until the total supply reaches 21 million Bitcoin, expected around the year 2140.

If the price of Bitcoin does not increase proportionally—or if mining difficulty does not decrease—halvings may reduce our mining revenue and profitability. This may also impact our hosted customers, whose ability to cover operating costs depends on the value of rewards earned. Over time, the Bitcoin network is expected to rely more on transaction fees instead of block rewards. However, if those fees are not high enough to support ongoing mining activity, it could reduce incentives to mine and weaken the network’s stability. Conversely, if transaction fees rise too high, users may avoid using Bitcoin, reducing transaction volume and fee opportunities.

If the aggregate computing power or has rate on the Bitcoin network increases significantly, for proprietary Bitcoin mining, we may incur elevated capital expenses to maintain and upgrade our mining fleet in order to maintain market share.

In addition, we face risks from network “forks”, where a blockchain splits into two incompatible versions—usually due to changes in protocol adopted by only part of the network. Forks can lead to the creation of new cryptocurrencies and may cause confusion, market volatility, or incompatibility with existing mining equipment. If we are unable to support both versions or secure the economic benefit of the new asset, our operations and financial results could be negatively affected. Forks can also expose our systems to cybersecurity risks and disrupt mining activity.

Together, declining rewards, uncertain transaction fee dynamics, and network forks pose significant risks to our mining business, which could materially impact our revenue, profitability, and overall financial condition.

Climate change and evolving regulations could adversely impact our business.

Our operations depend heavily on access to reliable and cost-effective electricity. As a result, our business is exposed to both the physical effects of climate change and the potential for new environmental and energy regulations. Physical risks—such as extreme weather, water shortages, and temperature changes—could disrupt our data centers, damage infrastructure, or impair our ability to operate efficiently, particularly in regions like Texas where we have significant operations.

At the same time, the regulatory environment surrounding climate change is evolving rapidly. Governments at all levels are considering or enacting new legislation related to energy use, emissions, and environmental impact. We, along with our hosted customers, could face higher compliance costs for energy use, environmental monitoring, capital equipment upgrades, or operational changes. These rules may not distinguish between operations powered by renewable energy (as many of ours are) and those powered by fossil fuels, potentially putting us at a disadvantage despite our cleaner energy profile.

The lack of consistent regulation also creates uncertainty, especially as investor groups, policymakers, and the public increasingly scrutinize companies for their environmental practices. Increased focus on ESG (Environmental, Social, and Governance) performance could require additional time and resources to address stakeholder concerns or respond to reputational risk.

Additionally, future regulatory changes could affect our business planning and capital investment decisions. For example, assumptions we have made about the regulatory landscape—such as for our Dorothy facility—may change, resulting in unexpected costs or challenges in execution. In Texas, we currently participate in demand response programs to reduce strain on the grid during high-demand periods. While beneficial today, future regulatory changes could impact our ability to participate in or benefit from such programs.

Given the uncertainty surrounding climate change policy and energy regulation, we cannot predict how these issues will evolve or the long-term effects on our operations. However, any of the risks described above could materially impact our financial condition, operating performance, and ability to compete.

We may be affected by price fluctuations in the wholesale and retail power markets.

While the majority of our power and hosting arrangements contain fixed power prices, some also contain certain price adjustment mechanisms in case of certain events. Furthermore, a portion of our power and hosting arrangements includes merchant power prices, or power prices reflecting market movements. Market prices for power, generation capacity and ancillary services are unpredictable. Over the past year, the market prices for power have generally been increasing, driven in part by the price increases in various commodities, including natural gas. Depending upon the effectiveness of any price risk management activity undertaken by us, an increase in market prices for power, generation capacity, and ancillary services may adversely affect our business, prospects, financial condition, and operating results. Long- and short-term power prices may fluctuate substantially due to a variety of factors outside of our control, including, but not limited to:

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

If we are unable to secure power supply at prices or on terms acceptable to us, it would have a material adverse effect on our business, financial condition, operating results, and prospects.

The development and acceptance of competing blockchain platforms or technologies may cause consumers to use alternative distributed ledgers or other alternatives.

The development and acceptance of competing blockchain platforms or technologies may cause consumers to abandon Bitcoin. As we exclusively mine Bitcoin, and expect to exclusively mine Bitcoin in the future, we could face difficulty adapting to emergent digital ledgers, blockchains or alternatives thereto. This could prevent us from realizing the anticipated profits from our investments. Such circumstances could have a material adverse effect on our business, prospects, or operations and potentially the value of any Bitcoin we mine or otherwise acquire or hold for our own account and therefore harm investors.

We have an evolving business model which is subject to various uncertainties.

As crypto assets and blockchain technologies become more widely available, we expect the services and products associated with them to evolve. Future regulations may require us and our co-hosting customers to change our or their business in order to comply fully with federal and state laws regulating crypto asset (including Ethereum and Bitcoin) mining. In order to stay current with the industry, our business model may need to continue to evolve as well. From time to time, we may modify aspects of our business model relating to our strategy. We cannot offer any assurance that these or any other modifications will be successful or will not result in harm to our business.

Risks Related to our Company Generally

Our business has and is expected to continue to have significant customer concentration.

We generate a large portion of our revenue from a small number of customers. If we were to lose one or more of our large customers, our operating results could suffer dramatically. For example, one of our hosting customers accounted for 56% of our hosting revenue and 28% of our total revenue in 2024 and such customer terminated its contract with us during the fourth quarter of 2024. Although we were able to quickly address the loss of this customer without a substantial impact on our revenue, there can be no assurance that if we lose a major customer in the future, we will be able to successfully replace such customer in a timely manner, or at all, without any significant impact to our results of operations.

We expect that the limited number of customers will continue to account for a high percentage of our revenue for the foreseeable future. In addition, demand for our services generated by these customers may fluctuate significantly from quarter to quarter. The concentration of our customer base increases risks related to the financial condition of our customers, and the deterioration in financial condition of a single customer or the failure of a single customer to perform its obligations could have a material adverse effect on our results of operations and cash flow. If a subset or all of our customers were to experience harm or loss due to unforeseen circumstances, it could negatively impact their businesses. In the event that any of our customers experience a decline in their equipment usage for any reason, or decide to discontinue the use of our facilities, we may be compelled to lower our lease prices or risk losing a significant customer. Such developments could adversely affect our profit margins and financial position, leading to a negative impact on our revenue and operating results.

Failure to attract, grow and retain a diverse and balanced customer base, including key magnet customers, could harm our business and operating results.

Our ability to attract, grow and retain a diverse and balanced customer base, consisting of enterprises, cloud service providers, network service providers, and digital economy customers, some of which we consider to be key magnets drawing in other customers, may affect our ability to maximize our revenues. Dense and desirable customer concentrations within a facility enable us to better generate significant interconnection revenues, which in turn increases our overall revenues. In the future, our ability to attract customers to our data centers will depend on a variety of factors, including our product offerings, the presence of carriers, the overall mix of customers, the presence of key customers attracting business through ecosystems, the data center’s operating reliability and security and our ability to effectively market our product offerings. Our inability to develop, provide or effectively execute any of these factors may hinder the development, growth and retention of a diverse and balanced customer base and adversely affect our business, financial condition, and results of operations.

We are heavily dependent on our senior management, and a loss of a member of our senior management team could cause the market prices of our securities to suffer.

If we lose the services of John Belizaire, our Chief Executive Officer and member of our board of directors, and/or certain key employees, we may not be able to find appropriate replacements on a timely basis, and our business could be adversely affected. We do not currently maintain key life insurance policies on these officers or key employees. Our existing operations and continued future development depend to a significant extent upon the performance and active participation of these individuals and certain key employees. We may not be successful in retaining the services of these individuals, and if we were to lose any of these individuals, we may not be able to find appropriate replacements on a timely basis and our financial condition and results of operations could be materially adversely affected.

We depend upon third-party suppliers for power, and we are vulnerable to service failures and price increases by such suppliers and to volatility in the supply and price of power in the open market.

Our data centers depend on third-party utility providers for electricity. If these providers fail to deliver sufficient power—due to supply shortages, outages, or delays in adding new capacity—our operations and customer service could be disrupted. Power outages, even temporary ones, may exceed the limits of our backup systems, potentially damaging equipment, harming customer relationships, and impacting our ability to generate revenue.

We are also exposed to rising and unpredictable energy costs. Power prices may increase due to fuel cost volatility (e.g., natural gas or coal), carbon regulations, grid modernization fees, recovery charges from extreme weather events, or geopolitical instability. Higher power costs at specific sites could make those data centers less competitive compared to others with cheaper electricity.

In some cases, we have entered long-term power purchase agreements (PPAs) for renewable energy and credits at fixed prices. If market prices fall, we may pay more under these agreements than we would on the open market. Additionally, disruptions to our renewable energy suppliers—such as from extreme weather or equipment failure—could limit our access to renewable energy or credits.

Any of these issues—supply failures, price increases, or contract imbalances—could materially affect our business, operations, and financial results.

Our confidentiality agreements with employees and others may not adequately prevent disclosure of our trade secrets and other proprietary information, which could limit our ability to compete.

In addition to the protection afforded by patents, we rely on trade secrets to protect much of our proprietary technology and processes. Despite such protection, however, it is possible that a third party may copy or otherwise obtain and use our proprietary information without our authorization and trade secrets can be difficult to protect. Policing unauthorized use of our intellectual property and trade secrets is difficult, particularly in light of the global nature of the Internet and because the laws of other countries may afford us little or no effective protection of our intellectual property. Potentially expensive litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Additionally, we enter into confidentiality and intellectual property assignment agreements with our employees, consultants, and other advisors. These agreements generally require that the other party keep confidential and not disclose to third parties’ confidential information developed by the party under such agreements or made known to the party by us during the course of the party’s relationship with us. Our employees, consultants, and other advisors, however, may not honor these agreements and enforcing a claim that a party illegally obtained and is using our trade secrets is difficult, expensive and time-consuming and the outcome is unpredictable. Our failure to obtain and maintain trade secret protection could adversely affect our competitive position.

We may not be able to compete with other companies, some of which have greater resources and experience.

We may not be able to compete successfully against present or future competitors. We do not have the resources to compete with larger providers of similar products or services at this time. The crypto asset industry (mining and hosting) as well as the cloud and AI/HPC industry has attracted various high-profile and well-established operators, some of which have substantially greater liquidity and financial resources than we do. With the limited resources we have available, we may experience great difficulties in expanding and improving our services and product offerings to remain competitive. Competition from existing and future competitors, particularly those that have access to competitively priced energy, could result in our inability to secure acquisitions and partnerships that we may need to expand our business in the future. This competition from other entities with greater resources, experience and reputations may result in our failure to maintain or expand our business, as we may never be able to successfully execute our business plan. If we are unable to expand and remain competitive, our business could be negatively affected which would have an adverse effect on our business, results of operations, financial condition, and the trading price of our common stock, which would harm our investors.

Our business model depends upon the demand for data centers.

We intend to be in the business of owning, leasing and operating data centers. A reduction in the demand for data center space, power or connectivity would have an adverse effect on our business and financial condition. We are susceptible to general economic slowdowns as well as adverse developments in the data center, internet and data communications and broader technology industries. Any such slowdown or adverse development could lead to reduced corporate information technology (“IT”) spending or reduced demand for data center space. Reduced demand could also result from business relocations, including to markets that we do not currently serve. Changes in industry practice or in technology could also reduce demand for the physical data center space we provide. In addition, our customers may choose to develop new data centers or expand their own existing data centers or consolidate into data centers that we do not own or operate, which could reduce demand for our data centers or result in the loss of one or more key customers. If any of our key customers were to do so, it could result in a reduction in our revenues and/or put pressure on our pricing. If we lose a customer, we may not be able to replace that customer at a competitive rate or at all. Mergers or consolidations could further reduce the number of our customers and potential customers and make us more dependent on a more limited number of customers. If our customers merge with or are acquired by other entities that are not our customers, they may discontinue or reduce the use of our data centers in the future. Our financial condition, results of operations, cash flows and ability to satisfy our debt service obligations could be materially adversely affected as a result of any or all of these factors.

We rely on highly skilled personnel and the continuing efforts of our executive officers and, if we are unable to retain, motivate or hire qualified personnel, our business may be severely disrupted. In addition, increased labor costs and the unavailability of skilled workers could hurt our business, financial condition, and results of operations.

Our performance largely depends on the talents, knowledge, skills, know-how and efforts of highly skilled individuals Our future success depends on our continuing ability to identify, hire, develop, motivate, and retain highly skilled personnel for all areas of our organization. Our continued ability to compete effectively depends on our ability to attract, among others, new technology developers and to retain and motivate our existing contractors. If one or more of our key personnel are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. In such cases, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new officers or other key personnel. In addition, if any of our executives or key personnel joins a competitor or forms a competing company, we may lose customers.

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

Insiders continue to have substantial control over the Company.

As of December 31, 2024, the Company’s directors and executive officers held the current right to vote approximately 28% of the Company’s outstanding voting stock. In addition, the Company’s directors and executive officers have the right to acquire additional shares of our common stock by exercising their equity awards under our equity compensation plans, which could increase their voting percentage significantly. As a result, many of the Company’s officers and directors acting together, may have the ability to exert significant control over the Company’s decisions and control the management and affairs of the Company, and also to determine the outcome of matters submitted to stockholders for approval, including the election or removal of a director, and any merger, consolidation, or sale of all or substantially all of the Company’s assets. Accordingly, this concentration of ownership may harm the future market prices of our securities by:

●	delaying, deferring, or preventing a change in control of the Company;

●	impeding a merger, consolidation, takeover, or other business combination involving the Company; or

●	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company.

We are subject to complex environmental, health and safety laws and regulations that may expose us to significant liabilities for penalties, damages or costs of remediation or compliance.

We are subject to various federal, state, local and foreign environmental, health and safety laws and regulations. These laws and regulations govern matters such as: the emission and discharge of hazardous materials into the ground, air, or water; the generation, use, storage, handling, treatment, packaging, transportation, exposure to, and disposal of hazardous and biological materials, including recordkeeping, reporting and registration requirements; and the health and safety of our employees. We may incur significant additional costs beyond those currently contemplated to comply with these regulatory requirements. Further, if we fail to comply with these requirements we may be exposed to fines, penalties and/or interruptions in our operations that could have a material adverse effect on our business, operating results, and financial condition. Certain environmental laws may impose strict, joint and several liability for costs required to clean up and restore sites where hazardous substances have been disposed or otherwise released into the environment, even under circumstances where the hazardous substances were released by prior owners or operators, or the activities conducted and from which a release emanated complied with applicable law. Please see “We could incur significant costs related to environmental matters, including from government regulation, private litigation, and existing conditions at some of our properties” below for more detail.

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

We could incur significant costs related to environmental matters, including from government regulation, private litigation, and existing conditions at some of our properties.

We may face costs or obligations related to environmental laws and regulations, including for investigating or cleaning up contamination on our properties, even if the issue was caused by prior owners or operators. U.S. environmental laws, like Comprehensive Environmental Response, Compensation, and Liability Act of 1980, can hold current or past property owners liable for contamination, regardless of fault, and these costs can be significant.

That said, we typically conduct environmental assessments on our project sites, and to date, we have not identified any material issues. Most of our sites have historically been farmland or similar low-risk uses. While these assessments do not include full subsurface testing or asbestos surveys, no significant concerns have been found.

We may also be subject to permitting requirements, including for air quality when installing backup diesel generators, or for water usage in certain markets. Climate-related risks—such as droughts, flooding, or regulations around energy efficiency—may increase over time and could affect data center development or operations. However, at present, we have not encountered any significant environmental obstacles.

Provisions in our Articles (as defined below), our Bylaws (as defined below), and Nevada law may discourage a takeover attempt even if a takeover might be beneficial to our stockholders.

Provisions contained in our Articles of Incorporation (as amended, the “Articles”) and our Bylaws (the “Bylaws”) could make it more difficult for a third party to acquire us if we have become a publicly traded company. Provisions of our Articles and Bylaws impose various procedural and other requirements, which could make it more difficult for stockholders to effect certain corporate actions. For example, our Articles authorize our Board to determine the rights, preferences, privileges, and restrictions of unissued series of preferred stock without any vote or action by our stockholders. Thus, our Board can authorize and issue shares of preferred stock with voting or conversion rights that could adversely affect the voting or other rights of holders of our other series of capital stock. These rights may have the effect of delaying or deterring a change of control of our company. Additionally, our Bylaws establish limitations on the removal of directors and on the ability of our stockholders to call special meetings.

For a more complete understanding of these provisions, please refer to the Nevada Revised Statutes (“NRS”) and our Articles and Bylaws filed with the SEC. Though we are not currently, in the future we may become subject to Nevada’s control share law. A corporation is subject to Nevada’s control share law if it has more than 200 stockholders, at least 100 of whom are stockholders of record and residents of Nevada, and it does business in Nevada or through an affiliated corporation. The law focuses on the acquisition of a “controlling interest” which means the ownership of outstanding voting shares sufficient, but for the control share law, to enable the acquiring person to exercise the following proportions of the voting power of the corporation in the election of directors: (i) one-fifth or more but less than one-third; (ii) one-third or more but less than a majority; or (iii) a majority or more. The ability to exercise such voting power may be direct or indirect, as well as individual or in association with others.

The effect of the control share law is that the acquiring person, and those acting in association with it, obtains only such voting rights in the control shares as are conferred by a resolution of the stockholders of the corporation, approved at a special or annual meeting of stockholders. The control share law contemplates that voting rights will be considered only once by the other stockholders. Thus, there is no authority to strip voting rights from the control shares of an acquiring person once those rights have been approved. If the stockholders do not grant voting rights to the control shares acquired by an acquiring person, those shares do not become permanent non-voting shares. The acquiring person is free to sell its shares to others. If the buyers of those shares themselves do not acquire a controlling interest, their shares do not become governed by the control share law. If control shares are accorded full voting rights and the acquiring person has acquired control shares with a majority or more of the voting power, any stockholder of record, other than an acquiring person, who has not voted in favor of approval of voting rights is entitled to demand fair value for the redemption of such stockholder’s shares. Nevada’s control share law may have the effect of discouraging takeovers of the corporation.

In addition to the control share law, Nevada has a business combination law which prohibits certain business combinations between Nevada corporations and “interested stockholders” for two years after the “interested stockholder” first becomes an “interested stockholder,” unless our Board approves the combination in advance or thereafter by both the Board and 60% of the disinterested stockholders. For purposes of Nevada law, an “interested stockholder” is any person who is (i) the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the outstanding voting shares of the corporation, or (ii) an affiliate or associate of the corporation and at any time within the two previous years was the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the then outstanding shares of the corporation. The definition of the term “business combination” is sufficiently broad to cover virtually any kind of transaction that would allow a potential acquirer to use the corporation’s assets to finance the acquisition or otherwise to benefit its own interests rather than the interests of the corporation and its other stockholders. The effect of Nevada’s business combination law is to potentially discourage parties interested in taking control of us from doing so if it cannot obtain the approval of our Board.

General Risk Factors

We may become subject to claims of infringement or misappropriation of the intellectual property rights of others, which could prohibit us from selling our products, require us to obtain licenses from third parties or to develop non-infringing alternatives, and subject us to substantial monetary damages and injunctive relief.

While we believe our current offerings—including Bitcoin hosting, renewable energy curtailment, demand response services, and GPU-as-a-Service —do not infringe on others’ intellectual property, there is a risk that third parties could claim otherwise. For example, we may receive claims alleging that our services infringe on existing or future patents, including in areas where patent applications may still be pending and not yet publicly known.

Defending against such claims could result in legal costs or require us to modify our offerings or obtain licenses, which may not always be feasible or cost-effective. Although we believe this risk is currently low, any disputes could potentially impact our operations or financial condition if they were to arise.

If we are unable to protect our information systems against service interruption or failure, misappropriation of data or breaches of security, our operations could be disrupted, we could be subject to costly government enforcement actions and private litigation and our reputation may be damaged.

We rely heavily on complex information systems—both internal and from third-party providers—to run our operations, manage data, and support our customers and employees. These systems store sensitive information, including personal and financial data, and are critical to our day-to-day activities.

Our systems face constant threats, including hacking, phishing, malware, ransomware, and other cyberattacks, as well as risks from human error, software bugs, and system failures. Some threats may come from sophisticated or state-sponsored actors and may not be detected until after they cause harm. Third-party vendors who handle data or support our systems may also introduce risk if they fail to follow proper security practices.

A security breach or system failure could lead to loss or theft of data, service disruptions, reputational damage, regulatory penalties, legal liability, and costly repairs. It could also result in the loss of customers or increased security and insurance expenses. Even with insurance coverage, the financial and reputational impact of a significant cybersecurity incident could materially affect our business and financial results.

Our risk management process may not identify all risks that we are subject to and will not eliminate all risk.

Our Enterprise Risk Management (“ERM”) process seeks to identify and address significant risks. Our ERM process uses the most recent integrated risk framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to assess, manage, and monitor risks. We believe that risk-taking is an inherent aspect of the pursuit of our growth and performance strategy. Our goals are to proactively manage risks in a structured approach in conjunction with strategic planning, with the intent to preserve and enhance shareowner value, and to manage prudently, rather than wholly avoiding, risks. We can mitigate risks and their impact on the Company, however, only to a limited extent, and no ERM process can identify all risks that we may face. Therefore, there may be risks that we are currently unaware of, that may develop in the future or that we currently consider immaterial. Further, our management of risks may prove inadequate. The emergence of risks of which we were unaware or are unable to manage could have a material adverse effect on our business, financial condition, results of operations and prospects,

Our officers and directors are indemnified against certain conduct that may prove costly to defend.

Our Articles and Bylaws generally provide broad indemnification to our officers and directors against judgments, fines, amounts paid in settlement and expenses, including attorneys’ fees actually incurred in connection with most actions or proceedings to which they are or are threatened to be made a party that relates to their service as an officer or director, except as limited as set forth therein. We are also obligated to advance expenses as they are incurred by a director or officer in defending an action or proceeding prior to final disposition upon receipt of an undertaking by the applicable person to repay such advanced amount if the advancement is ultimately found to not be permitted by law or otherwise.

In addition, the NRS provides that no director or officer is individually liable for damages as a result of an act or failure to act in his or her capacity as a director or officer except if (i) the presumption that such director or officer acted in good faith, on an informed basis and with a view to the interests of the Company is rebutted, and (ii) it is proven that such director’s or officer’s act or failure to act constituted a breach of his or her fiduciary duties as a director or officer, and such breach involved intentional misconduct, fraud or a knowing violation of law. Consequently, subject to the applicable provisions of the NRS and to certain limited exceptions in the Articles and Bylaws, the Company’s officers and directors will not be liable to the Company or to its stockholders for monetary damages resulting from their conduct as an officer or director. As a result, we may have to spend significant resources indemnifying our officers and directors or paying for damages caused by their conduct.

We incur significant costs as a result of operating as a public company.

As a public company, we incur significant legal, accounting, and other expenses. For example, we are subject to the information and reporting requirements of the Securities Act of 1933, as amended (the “Securities Act”), the Exchange Act and other federal securities laws, rules and regulations related thereto, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and the Dodd-Frank Wall Street Reform and Consumer Protection Act. In addition, the Nasdaq listing requirements and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel are required to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations significantly increase our legal and financial compliance costs and make some activities more time-consuming and costly. Among other things, we are required to:

●	maintain and evaluate a system of internal controls over financial reporting in compliance with the requirements of Section 404(a) of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;

●	maintain policies relating to disclosure controls and procedures;

●	prepare and distribute periodic reports in compliance with our obligations under federal securities laws; institute a more comprehensive compliance function, including with respect to corporate governance; and

●	involve, to a greater degree, our outside legal counsel, and accountants in the above activities.

The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders is expensive and compliance with these rules and regulations involves a material increase in regulatory, legal, and accounting expenses and the attention of our board of directors and management. In addition, being a public company makes it more expensive for us to obtain director and officer liability insurance. In the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain this coverage. These factors could also make it more difficult for us to attract and retain qualified executives and members of our board of directors. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to fines, sanctions and other regulatory action and potentially civil litigation

Certain natural disasters or other external events, including climate change or mechanical failures, could harm our business, financial condition, results of operations, cash flows, and prospects.

As with any business, we could experience disruptions due to mechanical failure, human error, physical or electronic security breaches, war, terrorism, fire, earthquake, pandemics, hurricane, flood, and other natural disasters, sabotage, and vandalism. Our systems may be susceptible to damage, interference, or interruption from modifications or upgrades, power loss, telecommunications failures, computer viruses, ransomware attacks, computer denial of service attacks, phishing schemes, or other attempts to harm or access our systems. Such disruptions could materially and adversely affect our business and our financial condition, operating results, cash flows, and prospects.

We may become involved in litigation arising in the ordinary course of our business that may materially adversely affect us.

From time to time, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including intellectual property, commercial, product liability, employment, class action, whistleblower and other litigation and claims, and governmental and other regulatory investigations and proceedings. Attending to such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability or require us to change our business practices. Because of the potential risks, expenses, and uncertainties of litigation, we may, from time to time, settle disputes, even where we believe that we have meritorious claims or defenses, and we cannot assure you that the results of any of these actions will not have a material adverse effect on our business. For example, Borrower, a subsidiary of Soluna MC, LLC, a subsidiary of Soluna Digital, a subsidiary of the Company, and Guarantor are currently in litigation with NYDIG regarding the default on a series of loans made by NYDIG to Borrower pursuant to the MEFA that were secured by certain assets of Borrower and guaranteed by Guarantor pursuant to a written guaranty agreement executed by Guarantor. On February 23, 2023, NYDIG proceeded to foreclose on all of the collateral securing the MEFA. Additionally, we recently entered into a settlement agreement with Atlas Technology Group LLC (“Atlas”) and Soluna MC LLC (“Soluna MC”), SCI, and Soluna Holdings, Inc. (collectively, the “Atlas Defendants”). In September 2023, Atlas filed a complaint against the Atlas Defendants regarding a co-location services agreement. Atlas alleged, among other claims, that Soluna MC’s termination of the agreement was a breach. On June 25, 2024, Atlas and the Atlas Defendants entered into a settlement agreement. Adverse outcomes in any current or future proceedings that we are involved in or claims against us could result in significant liabilities, monetary damages, fines, or injunctive relief, which may materially impact our financial condition, results of operations, or cash flows. Additionally, the uncertainty surrounding litigation and the potential for adverse publicity related to such matters could harm our reputation and brand image, affecting customer confidence and investor perception.

If we fail to maintain effective internal controls, we may not be able to report financial results accurately or on a timely basis, or to detect fraud, which could have a material adverse effect on our business or share price.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in those controls. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

Our management evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15(e) under the Exchange Act, as of December 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2024. See “Item 9A Controls and Procedures.”

Effective internal controls are necessary for us to provide reasonable assurance with respect to our financial reports and to effectively prevent financial fraud. Pursuant to the Sarbanes-Oxley Act, we are required to periodically evaluate the effectiveness of the design and operation of our internal controls. Internal controls over financial reporting may not prevent or detect misstatements because of inherent limitations, including the possibility of human error or collusion, the circumvention or overriding of controls, or fraud. If we fail to maintain an effective system of internal controls, our business and operating results could be harmed, and we could fail to meet our reporting obligations, which could have a material adverse effect on our business and our share price. Additionally, for as long as we are a “smaller reporting company” under the U.S. securities laws, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. An independent assessment of the effectiveness of internal control over financial reporting could detect problems that management’s assessment might not. Undetected material weaknesses in our internal control over financial reporting could lead to further financial statement restatements and require us to incur the expense of remediation.

If we fail to maintain proper disclosure controls and procedures or have additional material weaknesses in our internal control over financial reporting, we may be unable to accurately report our financial results or report them within the timeframes required by law or any stock exchange regulations, and we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline. Failure to maintain effective internal control over financial reporting also could potentially subject us to sanctions or investigations by the SEC or other regulatory authorities or stockholder lawsuits, which could require additional financial and management resources.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our results of operations could fall below the expectations of investors, resulting in a decline in the market price of our common stock.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the amounts reported in our financial statements. Significant assumptions and estimates used in preparing our financial statements include those related to assets, liabilities, revenue, expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue, and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of investors, resulting in a decline in the market price of our common stock.

Public health crises, such as pandemics, epidemics, or widespread outbreaks of infectious disease, have had, and could in the future have, an adverse effect on our business, financial condition, and results of operations.

The occurrence of pandemics, epidemics, or widespread outbreaks of infectious diseases, as well as the imposition of related public health measures and travel and business restrictions or other actions that may be taken by governmental authorities in an effort to contain such pandemics, epidemics, or outbreaks, have had, and could in the future have, a material adverse effect on our business. Future pandemics and similar events could materially increase our costs, severely negatively impact business development, net income, and other results of operations, and impact our liquidity position. The duration of any such impacts cannot be predicted, and such impacts may also have the effect of heightening many of the other material risks we face.

Changes in accounting rules and regulations, or interpretations thereof, could result in unfavorable accounting charges or require us to change our compensation policies.

Accounting methods and policies for companies such as ours, including policies governing revenue recognition, leases, research and development and related expenses, and accounting for stock-based compensation, are subject to review, interpretation and guidance from our auditors and relevant accounting authorities, including the SEC. Changes to accounting methods or policies, or interpretations thereof, may require us to reclassify, restate or otherwise change or revise our historical financial statements, including those contained in this Annual Report.

Risks Related to Our Securities

The market price of our securities are likely to be volatile, which may cause investment losses for our shareholders.

The market price of our securities has been and is likely to continue to be volatile, and investors in our securities may experience a decrease, which could be substantial, in the value of their securities or the loss of their entire investment in the Company for a number of reasons, including reasons unrelated to our operating performance or prospects. The market price of our securities could be subject to wide fluctuations in response to a broad and diverse range of factors, including those described elsewhere in this “Risk Factors” section as well as the following:

●	announcements by us regarding liquidity, significant acquisitions, equity investments and divestitures, addition or loss of significant customers and contracts, capital expenditure commitments and litigation;

●	our issuance of securities or debt, particularly if in connection with acquisition activities;

●	the sale of a significant number of shares of our common stock by shareholders;

●	recent changes in financial condition or results of operations, such as in earnings, revenues, or other measure of company value;

●	general market and economic conditions; and

●	announcements of technological innovations or new product introductions by us or our competitors.

●	Further, broad market and industry factors may have a material adverse effect on the market price of our securities regardless of our actual operating performance.

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

Finally, our relatively small public float and daily trading volume have in the past caused, and may in the future result in, significant volatility in the price of our securities. As of December 31, 2024, we had approximately 7,646,277 shares of our common stock outstanding held by non-affiliates and 3,161,356 shares of our 9.0% Series A Cumulative Perpetual Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), outstanding held by non-affiliates. Our daily trading volume for the year ended December 31, 2024, averaged approximately 238,987 shares of common stock and 12,516 shares of Series A Preferred Stock.

Because there has been limited precedent set for financial accounting of Bitcoin and other cryptocurrency assets, the determination that we have made for how to account for cryptocurrency assets transactions may be subject to change.

Because there has been limited precedent set for the financial accounting of cryptocurrencies and related revenue recognition and no official guidance has yet been provided by the FASB or the SEC, it is unclear how companies may in the future be required to account for cryptocurrency transactions and assets and related revenue recognition. A change in regulatory or financial accounting standards could result in the necessity to change our accounting methods and restate our financial statements. Such a restatement could adversely affect the accounting for our newly mined cryptocurrency rewards and more generally negatively impact our business, prospects, financial condition, and results of operations. Such circumstances would have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which would have a material adverse effect on our business, operations and prospects, as well as potentially on the value of any cryptocurrencies we hold or expect to acquire for our own account, and harm our investors

If we are not able to comply with the applicable continued listing requirements or standards of Nasdaq, Nasdaq could delist our common stock or Series A Preferred Stock or broker-dealers may be discouraged from effecting transactions in shares of our securities.

Our common stock has been listed on Nasdaq since March 2020, and our Series A Preferred Stock since August 2021. To maintain these listings, we must continue to meet Nasdaq’s financial and corporate governance standards, including requirements for stock price, stockholders’ equity, and board independence. While we are currently in compliance, our share price has previously fallen below Nasdaq’s minimum, and there is no guarantee we will continue to meet all listing requirements.

If we are unable to maintain our Nasdaq listings, our securities may be delisted and quoted on over-the-counter (OTC) markets instead. This would likely reduce the liquidity, market price, and visibility of our stock, and could make it more difficult for investors to sell their shares.

Delisting may also limit our ability to raise capital or use our stock as consideration for acquisitions. In addition, if our common stock trades below $5.00 per share and is no longer listed on a national exchange, it could be classified as a “penny stock.” This would subject trading in our stock to additional regulatory requirements, which could discourage broker-dealers from making a market in our shares and make it harder for investors to buy or sell our stock.

The rights of holders of our Series A Preferred Stock and Series B Preferred Stock (as defined below) rank senior to the rights of the holders of our common stock.

The rights of the holders of shares of our Series A Preferred Stock and Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock” together with the Series A Preferred Stock, the “Preferred Stock”), while such shares remain outstanding, rank senior to the rights of the holders of shares of our common stock as to dividends and payments upon liquidation, dissolution or winding up of our affairs. Upon liquidation, dissolution or winding up of our affairs, the holders of shares of our Series A Preferred Stock are entitled to receive a liquidation preference of the stated value per share of $25 and the holders of shares of our Series B Preferred Stock are entitled to receive a liquidation preference of the stated value per share of $100, plus all accrued but unpaid dividends, prior and in preference to any distribution to the holders of shares of our common stock or any other class of our equity securities junior to the Preferred Stock. In addition, the holders of the Series A Preferred Stock are entitled to receive, when, as and if declared by the board of directors, cumulative cash dividends at the annual rate of 9.0% of the $25.00 liquidation preference per year. Our holders of Series B Preferred Stock are entitled to receive an annual 10% dividend, which may be paid in cash or stock at our discretion at the earlier of (i) the date the Series B Preferred Stock is converted, or (ii) the Series B Dividend Termination Date (as defined in the Certificate of Designations of Preferences, Rights and Limitations for the Series B Preferred Stock).

These dividend payment obligations could impact our liquidity and reduce the amount of cash available to us for our working capital needs, capital expenditures, funding growth opportunities, acquisitions, and other general corporate purposes. Our obligations to the holders of Preferred Stock could also limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition. The preferential rights could also result in divergent interests between the holders of Preferred Stock and holders of our common stock.

We do not anticipate paying dividends on our common stock, and investors may lose the entire amount of their investment.

Cash dividends have never been declared or paid on our common stock, and we do not anticipate such a declaration or payment for the foreseeable future. Any future determination about the payment of dividends will be made at the discretion of our board of directors and will depend upon our earnings, if any, capital requirements, operating and financial conditions, contractual restrictions, including any loan or debt financing agreements, and on such other factors as our board of directors deems relevant. In addition, we may enter into agreements in the future that could contain restrictions on payments of cash dividends. We expect to use future earnings, if any, to fund business growth. Therefore, stockholders will not receive any funds absent a sale of their shares of our common stock. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates. We cannot assure stockholders of a positive return on their investment when they sell their shares of our common stock, nor can we assure that stockholders will not lose the entire amount of their investment.

If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not currently have and may never obtain research coverage by securities and industry analysts. We cannot assure you that brokerage firms will provide analyst coverage of our company in the future or continue such coverage if started. In addition, investment banks may be less likely to agree to underwrite secondary offerings on our behalf than they might if we became a public reporting company by means of an underwritten initial public offering, because they may be less familiar with our company as a result of more limited coverage by analysts and the media, which could harm our ability to raise additional funding in the future. The failure to receive research coverage or support in the market for shares of our common stock will have an adverse effect on our ability to develop a liquid market for our common stock, which will negatively impact the trading price of our common stock.

In the event we obtain securities or industry analyst coverage, if any of the analysts who cover us issue an adverse or misleading opinion regarding us, or if our operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Risks Related to the SEPA

Substantial blocks of our common stock may be sold into the market as a result of our being party to the SEPA and you may experience immediate and substantial dilution in the net tangible book value per share of our common stock.

The price of our common stock could decline if there are substantial sales of shares of our common stock, if there is a large number of shares of our common stock available for sale, or if there is the perception that these sales could occur.

Any issuances of shares of our common stock pursuant to the terms of the Standby Equity Purchase Agreement, dated August 12, 2024 (“SEPA”), between the Company and YA II PN, Ltd. (“YA”), will dilute the percentage ownership of stockholders and may dilute the per share projected earnings (if any) or book value of our common stock. Sales of a substantial number of shares of our common stock in the public market or other issuances of shares of our common stock, or the perception that these sales or issuances could occur, could cause the market price of our common stock to decline and may make it more difficult for you to sell your shares at a time and price that you deem appropriate. Additionally, the offering price per share of our common stock under the SEPA may or may not exceed the net tangible book value per share of our common stock outstanding prior to the offering under the SEPA.

It is not possible to predict the actual number of shares we will sell under the SEPA, or the actual gross proceeds resulting from those sales.

The SEPA provides that, during the term of the agreement, and subject to issuance and effective registration of the shares issued thereunder and certain obligations and limitations, we may, at our discretion, from time to time direct YA to purchase our shares of common stock from us in one or more purchases under the agreement, for a maximum aggregate purchase price of up to $25 million. The purchase price per share to be paid by YA for the shares of common stock that we may elect to sell to YA under the SEPA, if any, will fluctuate based on the market prices of our shares of common stock at the time we elect to sell shares to YA pursuant to the SEPA. Therefore, it is not possible for us to predict the number of shares of common stock that we will sell to YA under the SEPA, the purchase price per share that YA will pay for shares purchased from us under the SEPA, or the aggregate gross proceeds that we will receive from those purchases by YA under the SEPA.

Although we may, at our discretion, from time to time direct YA to purchase our shares of common stock from us in one or more purchases under the SEPA, we shall not effect any sales under the SEPA to the extent that after giving effect to such sale YA would beneficially own more than 9.99% of the Company’s outstanding common stock at the time of such issuance. Thus, the Company may not have access to the right to sell the full $25 million of shares of common stock to YA.

Item 1B: Unresolved Staff Comments

Not applicable.

Item 1C: Cybersecurity

We, like other companies in our industry, face several cybersecurity risks in connection with our business. Our business strategy, results of operations, and financial condition have not, to date, been affected by risks from cybersecurity threats. During the reporting period, we have not experienced any material cyber incidents, nor have we experienced a series of immaterial incidents, which would require disclosure. We proactively approach cybersecurity through a systemized thorough process established by our internal Management and IT teams as well as external IT providers.

These processes are specifically designed to adapt to the evolving cybersecurity environment, enabling us to respond swiftly and effectively to new and emerging threats. Our cybersecurity initiative incorporates elements from multiple industry benchmarks, including frameworks from the National Institute of Standards and Technology and the Center for Internet Security.

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

Governance

Under the direction of the Company’s Chief Technology Officer (“CTO”) and Director of Information Technology, with oversight from the Board, we maintain a security governance structure to evaluate and address cyber risk. The CTO and the Director of IT are responsible for developing and implementing our information security program. Our CTO is an Executive Sponsor of the Cyber Security Program and has over a decade of experience in the Defense sector working directly with technology-driven Operational Security.

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

Item 2: Properties

We lease approximately 3,478 square feet of office, in Albany, New York, which houses the corporate offices of SHI. The current lease agreement expires on December 31, 2027.

On March 4, 2021, SSW acquired a 3.2-acre tract of real property located in Murray, Kentucky on which it has built an energy-efficient cryptocurrency mining facility, Project Sophie, that includes 22 buildings for data facility hosting or mining.

On February 24, 2023, DVSV entered into a lease agreement for a 33.19-acre tract of land in Silverton, Texas. The agreement has an initial five-year term with the right to extend the term of the agreement for five additional one-year terms.

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

On December 29, 2022, NYDIG filed a complaint against Borrower, a subsidiary of Soluna MC, LLC, a subsidiary of Soluna Digital, a subsidiary of the Company, and Guarantor in Marshall Circuit Court of the Commonwealth of Kentucky regarding the NYDIG Loans made by NYDIG to Borrower pursuant to the MEFA that were secured by certain assets of Borrower and guaranteed by Guarantor pursuant to a written guaranty agreement executed by Guarantor. On February 23, 2023, NYDIG proceeded to foreclose on all of the collateral securing the MEFA and repossessed the collateralized assets. Subsequently, NYDIG filed its Motion for Summary Judgment seeking entry of a judgment against the NYDIG Defendants in the approximate amount of $10.3 million, and NYDIG and the NYDIG Defendants consensually resolved the motion in the form of a Stipulation and Agreed Judgment, which the Court approved on February 23, 2024.

On March 13, 2024, NYDIG served the NYDIG Defendants with a post-judgment discovery seeking information regarding the NYDIG Defendants’ assets and liabilities. The NYDIG Defendants completed responding to NYDIG’s initial document requests on May 13, 2024. On September 24, 2024, NYDIG sent a letter seeking supplemental discovery from the NYDIG Defendants, and the NYDIG Defendants completed responding to NYDIG’s additional/supplemental document requests by November 20, 2024 and the deposition of a representative of the Defendants on or before December 15, 2024. Per agreement between NYDIG and the NYDIG Defendants, (i) the deadline to respond to the supplemental discovery demands was extended to December 12, 2024 but with rolling weekly production to commence on November 21, 2024, and (ii) a deposition of a representative of the NYDIG Defendants occurred on January 23, 2025.

Additionally, NYDIG has stated its intention to pursue the parent company of Guarantor (the “Parent Entity”) under a piercing of the corporate veil theory relating to NYDIG Defendants’ debts and liabilities under the loan documents. Parent Entity intends to vigorously defend itself from NYDIG’s parent company claims. Parent Entity denies any such liability and filed a complaint for a declaratory judgment against NYDIG in the Eighth Judicial District Court in Clark County, Nevada on March 16, 2023, seeking a declaratory judgment as to such matter. On June 22, 2023, the court issued an order granting NYDIG’s motion to dismiss without prejudice. Parent Entity intends to continue to vigorously defend any allegations regarding liability on account of NYDIG Defendants’ debts and liabilities to NYDIG under their loan documents.

Item 4: Mine Safety Disclosures

Not applicable.

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the Nasdaq Capital Market under the trading symbol “SLNH.”

Holders

We have one class of common stock, par value $0.001, and are authorized to issue 75,000,000 shares of common stock. Each share of our common stock is entitled to one vote on all matters submitted to shareholders. As of December 31, 2024, there were 10,607,020 shares of common stock issued and outstanding. As of March 21, 2025, there were approximately 119 shareholders of record of our common stock. The number of shareholders of record does not reflect the number of persons whose shares are held in nominee or “street” name accounts through brokers.

Dividends

As of December 31, 2024, we had 4,953,545 shares of our Series A Preferred Stock outstanding, which pursuant to the Certificate of Designations, Preferences and Rights of 9.0% Series A Cumulative Perpetual Preferred Stock, of the Company entitle such holders to monthly dividends, when, as and if declared by our board of directors. Our board of directors had not declared any Series A Preferred Stock dividends beginning October 2022 through December 31, 2023, as such the Company has accumulated approximately $8.6 million of dividends in arrears on the Series A Preferred Stock through December 31, 2023, and an additional $9.9 million of dividends in arrears for the year ended December 31, 2024, for a total of approximately $18.5 million.

Our Series B Preferred Stock included a 10% accruing dividend compounded daily for 12 months from the original issue date of July 20, 2022, and annually thereafter, that may be paid in cash or stock at the Company’s option at the earlier of (i) the date the Series B Preferred Stock is converted, or (ii) the Series B Dividend Termination Date (as defined in the Certificate of Designation of the Series B Preferred Stock). Effective October 1, 2024, the dividend payment obligation has been modified to be annual. The amendment resulted in annual dividend payments going forward. As a result of the amendment, we would be obligated to make annual dividend payments for the period starting from July 2023 as per the Series B Preferred Consent and Waiver, however, the board of directors has not yet declared any dividends for that period. As such, we have accumulated approximately $941 thousand dividends in arrears in relation to the Series B Preferred Stock.

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

Item 6: [Reserved].

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

Recent Developments

Soluna Cloud – Termination of HPE Agreement

Soluna launched Project Ada- its GPU-as-a-Service business via Soluna Cloud, Inc. (“Soluna Cloud”) earlier in 2024 in order to achieve two primary goals:

1.	Gain commercial experience in the AI/HPC market in support of future data center development focused on large language models (LLMs) and other AI workloads.
2.	Capitalize on lower-cost capital to pursue high-growth revenue opportunities in the compute infrastructure market.

As a point of entry into Project Ada, Soluna AL CloudCo, LLC (“CloudCo”), a subsidiary of Soluna Cloud, entered into the HPC & AI Cloud Services Agreement and HPE Greenlake Services Custom Statement of Work with Hewlett Packard Enterprise Company (“HPE”) on June 18, 2024 (together with the associated Statement of Work, the “HPE Agreement”), that provided data center and cloud services for artificial intelligence (“AI”) and supercomputing applications, utilizing NVIDIA H100 Graphic Processing Units (“GPUs”).

At the time of launch, the market for NVIDIA H100 GPUs was characterized by constrained supply and strong pricing, which aligned with the economics of the fixed-cost HPE Agreement. However, by the end of 2024, the GPU market shifted significantly. Lead times for NVIDIA H100 GPUs shortened from over 50 weeks in 2023 to 8–12 weeks by the end of 2024, easing supply constraints and reducing urgency among buyers. At the same time, market demand shifted toward larger GPU clusters than those available under the HPE Agreement, making it difficult to secure long-term, reserved contracts at profitable rates. The expected release of NVIDIA’s H200 Blackwell architecture also caused some customers to delay purchases. Although release timelines were impacted by design issues, the prospect of next-generation technology contributed to hesitancy in NVIDIA H100 GPU acquisition. Competitive pressure from alternative GPU vendors further softened demand and market pricing. As a result, Soluna Cloud’s business progressed more slowly than anticipated. Revenues were first recognized in December 2024, with modest growth in early 2025. During the last six months, our engagement with potential financing and operating partners for AI/HPC confirmed that rather than continuing the effort to lease and resell GPU/HPC chips, refocusing on our core strength - creating, developing, financing and operating our extensive pipeline of potential bitcoin and AI hosting facilities - will create far more value for us and our shareholders.

In light of these developments, on March 24, 2025, CloudCo sent notice of its termination of the HPE Agreement for convenience. Subsequently, on March 26, 2025, HPE sent notice of its termination of the HPE Agreement for cause, effective immediately, due to CloudCo’s material breach of its payment obligations that remained uncured for more than thirty (30) days. In accordance with the terms of the HPE Agreement, upon a termination for cause by HPE, CloudCo must pay HPE the remaining payment stream under the term of the HPE Agreement of approximately $19.3 million as of March 31, 2025 (approximately $20.0 million as of December 31, 2024), including all upfront payments and monthly charges, plus any fees incurred for the terminated Services (as defined in the HPE Agreement).

SEPA

On August 12, 2024, we entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, LTD., a Cayman Islands exempt limited company (“YA”). Pursuant to the terms of the SEPA, we agreed to issue and sell to YA, from time to time, and YA agreed to purchase from us, up to $25 million of shares of our common stock (the “SEPA Shares”). We and YA also entered into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which we agreed to prepare and file with the SEC a Registration Statement on Form S-1, registering the resale of the SEPA Shares. On November 12, 2024, we filed a registration statement on Form S-1 (File No. 333-282559) with the SEC for the resale by YA of 3,000,000 SEPA Shares, which was declared effective by the SEC on February 5, 2025. As of the date of this Annual Report, we have issued and sold approximately 1.5 million shares of our common stock to YA pursuant to the SEPA for aggregate net proceeds to us of approximately $2.0 million. We intend to continue issuing shares of our common stock to YA pursuant to the SEPA in future periods.

Assignment and Assumption Agreements

CloudCo, Soluna Cloud, and the Company, entered into assignment and assumption agreements on October 1, 2024, with one of the accredited investors issued convertible notes and Class A, Class B and Class C common stock purchase warrants on October 25, 2021 (the “ Purchasers”), and two other parties introduced by that Purchaser, with respect to an aggregate of $1.25 million of notes (“Additional Notes”) issued by CloudCo (the “Assignment Agreements”). Pursuant to the Assignment Agreements, we will be able to purchase such notes for a purchase price of $750 thousand, or 60% of face value. The assignment and assumption will be effective once all conditions of the agreement are met including fulfilling the purchase price. As of December 31, 2024, the assignment and assumption of the Additional Notes has not been become effective, however on March 14, 2025, the Company has fulfilled the agreement and assumed the assignment and assumption of the Additional Notes for the remaining outstanding balance.

Galaxy Note

On March 12, 2025, Soluna SW LLC (the “SW Borrower”), a Delaware limited liability company and a subsidiary of Soluna SW Holdings LLC (“SW Holdings”), a Delaware limited liability company and a subsidiary of Soluna Digital, Inc. (“SDI”), a Nevada corporation and a subsidiary of Soluna Holdings, Inc. (the “Company”), entered into a Loan Agreement (the “Galaxy Loan Agreement”) with SW Holdings and Galaxy Digital LLC (the “Lender”). The Galaxy Loan Agreement comprises a term loan facility in the principal amount of $5.0 million (the “Term Loan Facility”). The Term Loan Facility bears interest at 15.0% per annum, unless an Event of Default (as defined therein) has occurred and is continuing, in which case the Galaxy Term Loan Facility shall bear interest at a rate of 5% above the then applicable interest rate. The Term Loan Facility will mature on March 12, 2030 and will be paid over a five-year term.

June SPA Modification

On June 20, 2024, pursuant to the terms and subject to the conditions of a Note Purchase Agreement (the “June SPA”) by and among (i) Soluna AL CloudCo, LLC, a Delaware limited liability company (“CloudCo”), and indirect wholly owned subsidiary of the Company, (ii) Soluna Cloud, Inc., a Nevada corporation, indirect wholly owned subsidiary of the Company, and parent of CloudCo (“Soluna Cloud”), (iii) the Company and (iv) the accredited investor named therein (the “Investor” and collectively, the “Note Parties), CloudCo issued to the Investor a secured promissory note in a principal amount equal to $12.5 million (the “Note”).

On March 23, 2025, the Note Parties entered into a Modification Agreement (the “Modification Agreement”) to, among other things, (i) provide for the deposit of 1,000,000 shares (the “Escrow Shares”) of our common stock into an escrow account maintained by Northland Securities, Inc., pursuant to an escrow agreement (as further described below), (ii) provide for the issuance to the Investor of a warrant to purchase shares of our common stock upon the release by the Investor of its lien on our property, (iii) amend the payment schedule of the Note to provide (a) for each of the six scheduled payments occurring after the earlier of the effectiveness of a registration statement for the resale of the Registrable Securities (as defined below) or the date that the Registrable Securities may be sold pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), without any information requirements, the amount of principal and interest payable on such date shall be reduced by 50% (the aggregate amount of the six months of such reductions, the “Specified Amount”) and (b) if the aggregate amount of payments on the Amended Note applied from the proceeds of the sale of the Escrow Shares on or prior to the last six scheduled payments is less than the Specified Amount (such difference, the “Make Whole Amount”), than the amount of each of the remaining scheduled payments shall be increased by an amount equal to the Make Whole Amount divided by the number of remaining scheduled payments, (iv) modify the Note such that the Note is now convertible into up to 2,500,000 shares (the “Conversion Shares”) of Common Stock based on a conversion price of $5.00, (v) amend the Note to provide that we will be a direct co-obligor with CloudCo under the Note, and (vi) amend the SPA to allow us to organize or incorporate any subsidiary, over which we shall have voting or beneficial control, which is being formed with the intent to engage in a business or line of business substantially similar to that of Soluna Cloud or the Company, without first paying all of the principal and interest due under the Note and without first obtaining Investor’s prior written consent.

The net proceeds from dispositions of the Escrow Shares (i) at a price of up to $4.00 per share shall be applied to reduce the outstanding principal balance of the Note and (ii) at a price greater than $4.00 per share shall be applied first to reduce the outstanding principal balance of the Note in an amount equal to $4.00 per share of our common stock and then to the Investor.

Also under the Modification Agreement, we agreed to register for resale the Escrow Shares and Conversion Shares (together, the “Registrable Securities”) as promptly as commercially practicable, as determined by us, following the registration for resale of certain other securities. We also agreed to register for resale the shares of our common stock issuable upon exercise of the Warrant as promptly as commercially practicable, as determined by us, after the issuance of the Warrant.

Project Specific Developments

Project Dorothy 2

We are constructing Project Dorothy 2 which is a 48MW expansion of our flagship Project Dorothy that will be dedicated to Bitcoin Hosting. The site is expected to energize soon in the second quarter of 2025. This will enable the commencement of the commissioning of the first of 3 phases, each of 16MW, that will occur between May and October 2025 when the site is expected to be fully operational. As each phase is commissioned, it will begin to generate revenue, both due to Bitcoin Hosting and Demand Response Services.

Project Rosa

We are developing Project Rosa which is expected to be a 187MW data center for AI and Bitcoin hosting and other computing-intensive applications, as well as joint venture potential. It will be co-located with a wind farm in Texas. We have signed term sheets for both power and land purchase agreements in connection with this project.

Project Kati

We are developing Project Kati which is expected to be a 166MW data center for AI, machine learning, Bitcoin hosting and other computing-intensive applications, as well as joint venture potential. It will be co-located with a wind farm in Texas. We have received final ERCOT approval for the Reactive Power Study which is the last study required to exit planning. It is also waiting for required amendments to Las Majadas Wind Farm’s agreement with the transmission service provider to be completed.

Project Grace

We continue to develop a 2MW AI/HPC data center to be co-located with the same windfarm as Project Dorothy that will be the first construction of Soluna’s proprietary Helix design that remains in the concept design phase.

Consolidated Results of Operations

Results of Operations for the Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023.

The following table summarizes changes in the various components of our net loss during the year ended December 31, 2024 compared to the year ended December 31, 2023.

(Dollars in thousands)	Year Ended December 31, 2024	Year Ended December 31, 2023	$ Change	% Change
Cryptocurrency mining revenue	$17,027	10,602	6,425	61%
Data hosting revenue	18,838	10,196	8,642	85%
High-performance computing service revenue	16	-	16	100%
Demand response service revenue	2,140	268	1,872	699%
Operating costs and expenses:
Cost of cryptocurrency mining revenue, exclusive of depreciation	7,499	6,365	1,134	18%
Cost of data hosting revenue, exclusive of depreciation	9,377	5,601	3,776	67%
Cost of high-performance computing service revenue	5,724	-	5,724	100%
Cost of cryptocurrency mining revenue- depreciation	4,292	2,696	1,596	59%
Cost of data hosting revenue- depreciation	1,735	1,167	568	49%
General and administrative expenses, exclusive of depreciation and amortization	18,581	15,390	3,191	21%
Depreciation and amortization associated with general and administrative expenses	9,613	9,513	99	1%
Loss on contract	28,593	-	28,593	100%
Impairment on fixed assets	130	575	(445)	(77)%
Operating loss	(47,523)	(20,241)	(27,282)	135%
Other expense, net	(3,357)	(1,479)	(1,878)	127%
Interest expense	(2,527)	(2,748)	221	(8)%
Loss on sale of fixed assets	(31)	(398)	367	(92)%
Loss on debt extinguishment and revaluation, net	(7,349)	(3,904)	(3,445)	88%
Loss before income taxes	(60,787)	(28,770)	(32,017)	111%
Income tax benefit, net	2,487	1,067	1,420	133%
Net loss	(58,300)	(27,703)	(30,597)	110%
Net income attributable to non-controlling interest, net	(5,034)	(1,498)	(3,536)	236%
Net loss attributable to Soluna Holdings, Inc.	$(63,334)	(29,201)	(34,133)	117%

The following table summarizes the balances for the Project sites for cryptocurrency mining revenue, data hosting revenue, high-performance computing service revenue, demand response revenue, cost of cryptocurrency mining revenue, exclusive of depreciation, cost of data hosting revenue, exclusive of depreciation, cost of high-performance computing services, and cost of depreciation during the year ended December 31, 2024:

	Soluna Digital					Soluna Cloud
(Dollars in thousands)	Project Dorothy 1B	Project Dorothy 1A	Project Sophie	Other	Soluna Digital Subtotal	Project Ada	Total

Cryptocurrency mining revenue	$17,027	$-	$-	$-	$17,027	$-	$17,027
Data hosting revenue	-	13,742	5,096	-	18,838	-	18,838
High-performance computing services	-	-	-	-	-	16	16
Demand response services	-	-	-	2,140	2,140	-	2,140
Total revenue	17,027	13,742	5,096	2,140	38,005	16	38,021

Cost of cryptocurrency mining, exclusive of depreciation	$7,499	$-	$-	$-	$7,499	$-	$7,499
Cost of data hosting revenue, exclusive of depreciation	-	7,252	2,059	66	9,377	-	9,377
Cost of high-performance computing service revenue	-	-	-	-	-	5,724	5,724
Cost of cryptocurrency mining revenue- depreciation	4,292	-	-	-	4,292	-	4,292
Cost of data hosting revenue- depreciation	-	1,162	573	-	1,735	-	1,735
Total cost of revenue	11,791	8,414	2,632	66	22,903	5,724	28,627
Gross profit (loss)	$5,236	$5,328	$2,464	$2,074	$15,102	$(5,708)	$9,394

The following table summarizes the balances for the Project sites for cryptocurrency mining revenue, data hosting revenue, high-performance computing service revenue, demand response revenue, cost of cryptocurrency mining revenue, exclusive of depreciation, cost of data hosting revenue, exclusive of depreciation, cost of high-performance computing services, and cost of depreciation during the year ended December 31, 2023:

	Soluna Digital
(Dollars in thousands)	Project Dorothy 1B	Project Dorothy 1A	Project Sophie	Project Marie	Other	Total

Cryptocurrency mining revenue	$6,849	$-	$2,984	$769	$-	$10,602
Data hosting revenue	-	6,876	3,021	276	23	10,196
Demand response services	-	-	-	-	268	268
Total revenue	6,849	6,876	6,005	1,045	291	21,066

Cost of cryptocurrency mining, exclusive of depreciation	$3,358	$-	$2,206	$801	$-	$6,365
Cost of data hosting revenue, exclusive of depreciation	-	4,366	1,030	205	-	5,601
Cost of cryptocurrency mining revenue-depreciation	1,816	-	775	103	2	2,696
Cost of data hosting revenue- depreciation	-	755	379	33	-	1,167
Total cost of revenue	5,174	5,121	4,390	1,142	2	15,829
Gross profit (loss)	$1,675	$1,755	$1,615	$(97)	$289	$5,237

Cryptocurrency Mining Revenue: Cryptocurrency mining revenue increase year over year consists of revenue recognized from Soluna’s cryptocurrency mining operations related to Project Dorothy 1B, which began energization in the third quarter of 2023. Project Marie discontinued site operations in the second quarter of 2023 and Project Sophie converted to a hosting facility within the 2023 year.

Data Hosting Revenue: Cryptocurrency hosting services provide energized space and operating services to third-party mining companies who locate their mining hardware at our mining locations. Services include fees for hosting the miners which could be fixed fees or profit sharing, as well as potential additional fees for services provided such as installation charges or other services fees. The increase was due to a full year of revenues in Project Dorothy 1A and Project Sophie switched their business model from proprietary mining to data hosting in the second quarter of 2023 resulting in a full year of revenue in 2024.

Demand Response Service: We saw an increase in demand response service revenue due to a full year of service for the year ended December 31, 2024 compared to only one month of service for the year ended December 31, 2023.

Cost of Cryptocurrency Mining Revenue, exclusive of depreciation: Cost of cryptocurrency mining revenue includes direct utility costs, site overhead expenses, and overhead costs that relate to the operations of our cryptocurrency mining facilities in Kentucky and Texas.

The increase in costs during the year ended December 31, 2024 compared to 2023 were due to the full Project Dorothy 1B site being active the entire year ended December 31, 2024, versus as a startup beginning in the second quarter of 2023. Also noted, Project Sophie was no longer a proprietary mining site by the second quarter of 2023. The increase was slightly offset with the Company operating only one facility for the year ended December 31, 2024, compared to three facilities for the year ended December 31, 2023.

Cost of Data Hosting Revenue, exclusive of depreciation: Cost of data hosting revenue includes utility charges, site overhead expenses, and other charges.

Cost of data hosting revenue increase was due to Project Dorothy 1A which began operations and hosting services in May 2023 with full year hosting expense in 2024. Also, we transitioned to data hosting at Project Sophie in April 2023, which created an increase in costs.

Cost of High-Performance Computing Services: Cost of high-performance computing services include operating expenses related to high performance computing services.

General and Administrative Expenses, exclusive of depreciation and amortization: General and administrative expenses, exclusive of depreciation and amortization include cash and non-cash compensation, benefits, and related costs in support of our general corporate operations, including general management, finance and accounting, human resources, marketing, information technology, corporate development, and legal services.

●	We had an increase of approximately $600 thousand in wages, bonus and employee related expenses for the year ended December 31, 2024 compared to the year ended December 31 2023, due to an increase in resources and salaries.

●	Stock based compensation expense was $5.2 million in 2024, of which $4.0 million was related to a modification for the cancellation of stock options granted and replaced with new awards of restricted stock in April 2024, which created incremental compensation costs. Stock based compensation increased by approximately $1.4 million due to an acceleration of grants and awards that occurred in May of 2023, compared to the current year. We issued grants in April, June, September, and December of 2024, in which some of the grants provided for immediate vesting, therefore further increasing the expense compared to prior comparable periods.

●	Other increases include legal fees, professional services, and a provision for credit loss, offset by a reduction in investor relations.

Depreciation and Amortization associated with general and administrative expenses: Depreciation and amortization expense was comparable for the year ended December 31, 2024 and the year ended December 31, 2023 in which the balances totaled approximately $9.6 million and $9.5 million, respectively. The balances mainly related to amortization expense related to the strategic pipeline contract that was acquired in October 2021.

Loss on contract: Due to CloudCo’s termination of the HPE Agreement on March 24, 2025, and HPE’s subsequent termination of the HPE Agreement on March 26, 2025, and the acceleration of the remaining unpaid amounts of the contract in accordance with Section 8(h)(ii) of the HPE Agreement, a Type 1 Subsequent Event, we have recognized a liability for the remainder of the HPE Agreement on the consolidated balance sheet of our subsidiary CloudCo, and corresponding loss on contract on our consolidated income statement, in line with the terms and conditions of the HPE Agreement and relevant accounting standards. We have also recognized a loss on the termination of the HPE Agreement for $28.6 million representing the remaining obligations, and a contract liability in the same amount. In addition, the outstanding balance of the prepaid deposit of $8.6 million was offset to the liability, leaving a net liability balance of $20.0 million as of December 31, 2024.

Interest expense: Interest expense for the year ended December 31, 2024 was approximately $2.5 million related to approximately $1.5 million to the NYDIG loan, $900 thousand to compounded interest and deferred financing amortization expense of equipment financing loan and June and July 2024 secured note financing, and $138 thousand to the Navitas loan. Interest expense for the year ended December 31, 2023 was $2.7 million and related to default and continuing interest expense of the NYDIG loan of approximately $1.4 million, a financing loan with Navitas of approximately $228 thousand, interest and other charges of approximately $212 thousand for the promissory notes issued in January and February of 2023, and interest on amortization of warrants for the convertible debt of approximately $475 thousand, as well as default interest charged through March 10, 2023 for the convertible holders of approximately $420 thousand.

Loss on Debt Extinguishment and Revaluation, net: For the year ended December 31, 2024, we recorded a loss on debt extinguishment and revaluation of approximately $7.3 million. On February 28, 2024, we entered into the Fourth Amendment Agreement with the Noteholders, dated February 28, 2024 (the “Fourth Amendment”), and lowered the conversion price of the Convertible Notes as well as issued new warrants and repriced additional warrants with certain exercise features. The issuance and reprice of warrants created a loss on extinguishment of debt of approximately $5.8 million, which was partially offset by a gain on debt revaluation of the convertible debt of approximately $1.3 million as of February 28, 2024 (date of the Fourth Amendment) and March 31, 2024 due to several factors including assumptions on conversions and payouts, annual volatility, and stock price conditions on the dates of revaluations. In addition, there was a revaluation of the warrant liability, as a result of which we recorded a gain on revaluation of approximately $1.5 million. We also performed a fair value assessment of the Convertible Notes as of June 30, 2024, as a result of which we recorded a loss on revaluation of approximately $4.0 million due to factors including assumptions on conversions and payouts, annual volatility, and stock price conditions on the dates of revaluations compared to what the noteholders could convert at as of June 30, 2024. The Convertible Notes were revalued again on September 30, 2024, as a result of which we recorded a gain of approximately $2.3 million due mainly to the change in the price or our common stock offsetting the previous quarter assessments. In the fourth quarter of 2024, we had additional conversions and ultimately fully converted the Convertible Notes payable creating an additional $247 thousand gain on debt extinguishment. As of December 31, 2024, no Convertible Notes remain outstanding. In addition, in the second quarter of fiscal year 2024, we performed a revaluation of the warrants through May 30, 2024, the date of Annual Shareholder approval to approve the repricing of the existing warrants, as a result of which we recorded a loss on revaluation of approximately $1.6 million. In addition to the revaluation of the Convertible Notes and warrants, we also recorded an additional loss on debt extinguishment of approximately $1.4 million due to the satisfaction and redemption of the Dorothy 2 equipment loan through issuance of Class B Membership interests in the Dorothy 2 project valued at three times the borrowing amount (i.e., $2.16 million).

We incurred a loss on debt extinguishment and revaluation of approximately $3.9 million for the year ended December 31, 2023. On May 11, 2023, we entered into a new debt amendment agreement (the “Second Amendment”) with the Noteholders and issued new warrants, creating a loss on debt extinguishment of approximately $1.8 million. The main factor for the loss was the valuation of the new warrants. On November 20, 2023, we entered into another amendment with the convertible noteholders (the “Third Amendment”) and incurred an additional loss on extinguishment and revaluation of approximately $911 thousand. With quarterly fair value assessments and conversions of debt throughout the year ending December 31, 2023, we incurred an additional loss on revaluation of approximately $1.2 million with changes in annual volatility of the debt at each quarter end, in addition to note conversions that occurred throughout the year. See Note 8 to our consolidated financial statements included in this Annual Report for further details.

Other expense, net: For the year ended December 31, 2024, other expense, net was approximately $3.4 million respectively, compared to $1.5 million for the year ended December 31, 2023. The increase in other expense, net, for the year ended December 31, 2024 was primarily as a result of $1.0 million general release agreement with our former placement agent; approximately $1.9 million in consent fees, waiver fees, and other financing expenses in relation to the SEPA and related consents for the SEPA on October 1, 2024; a conversion debt inducement expense of approximately $388 thousand; and an extension fee expense of approximately $325 thousand, partially offset by a gain on settlement of litigation with Atlas of approximately $254 thousand. For the year ended December 31, 2023, other expense, net was approximately $1.5 million, consisting of primarily an approximate $1.0 million penalty charge in relation to moving further in the settlement litigation with NYDIG and a $250 thousand expense in relation to an extension fee for the Noteholders when the Second Amendment was signed on May 11, 2023, in addition to the prepayment penalty for the notes payable in the third quarter of fiscal 2023.

Income Tax Benefit: Income tax benefit for the year ended December 31, 2024 was approximately $2.5 million, compared to approximately $1.1 million thousand for the year ended December 321, 2023. The balances were mainly related to deferred tax amortization impact of acquiring an asset in a transaction that is not a business combination when the amount paid exceeds the tax basis on the acquisition date. As such, we are required to adjust the value of the strategic contract pipeline by approximately $10.9 million at inception date (October 29, 2021), in which was recorded as a deferred tax liability and this amount will be amortized over the life of the asset. For the year ended December 31, 2024 and 2023, we amortized approximately $2.2 million in each year, respectively. In addition, for the year ended December 31, 2023, there were timing differences due to significant increase for in-service capital assets for the year ended December 31, 2023 which created an offset of approximately $1.1 million in deferred income tax expense.

Net income attributable to non-controlling interest: Net income attributable to non-controlling interest for the year ended December 31, 2024 was approximately $5.0 million compared to a net income of approximately $1.5 million for the year ended December 31, 2023. This amount relates to Spring Lane’s 85% noncontrolling interest of the net profit in Soluna DVSL ComputeCo, LLC (“DVSL”) and Navitas 49% noncontrolling interest of the net profit in Soluna DV ComputeCo, LLC (“DVCC”) for the year ended December 31, 2024. The change in non-controlling interest relates to continued profitability at Dorothy 1A and Dorothy 1B, creating a total net profit in noncontrolling interest of approximately $6.9 million attributable to non-controlling interest for the year ended December 31, 2024, which started to grow in the third quarter of fiscal year 2023. The total net income was offset by noncontrolling interest loss of approximately $1.9 million associated with Dorothy 2, which site is in development stage and would expect losses, where Spring Lane had noncontrolling interest of 58% - 85% for the year ended December 31, 2024. The $1.5 million net income attributable to non-controlling interest for the year ended December 31, 2023 related only to Dorothy 1A and Dorothy 1B. For the first six months of fiscal 2023, DVSL was generating a non-controlling interest net loss, but with the energization at Dorothy 1A in effect beginning in the second quarter of 2023, the DVSL entity began to generate net profits, while DVCC was generating a net loss for the first four months of operations, but with energization beginning in the third quarter of fiscal 2023, the DVCC entity began to generate a net profit in non-controlling interest

Non-GAAP Measures

To supplement our consolidated financial statements included in this Annual Report presented under U.S. generally accepted accounting principles (“GAAP”), we are presenting certain non-GAAP financial measures. We are providing these non-GAAP financial measures to disclose additional information to facilitate the comparison of past and present operations by providing perspective on results absent one-time or significant non-cash items. We utilize these measures in the business planning process to understand expected operating performance and to evaluate results against those expectations. We believe that these non-GAAP financial measures, when considered together with our GAAP financial results, provide management and investors with an additional understanding of our business operating results regarding factors and trends affecting our business and provide a reasonable basis for comparing our ongoing results of operations.

These non-GAAP financial measures are provided as supplemental measures to our performance measures calculated in accordance with GAAP and therefore, are not intended to be considered in isolation or as a substitute for comparable GAAP measures. Further, these non-GAAP financial measures have no standardized meaning prescribed by GAAP and are not prepared under any comprehensive set of accounting rules or principles. Because of the non-standardized definitions of non-GAAP financial measures, we caution investors that the non-GAAP financial measures as used by us in this Annual Report have limits in their usefulness to investors and may be calculated differently from, and therefore may not be directly comparable to, similarly titled measures used by other companies. Further, investors should be aware that when evaluating these non-GAAP financial measures, these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. In addition, from time to time in the future there may be items that we may exclude for purposes of our non-GAAP financial measures and we may in the future cease to exclude items that we have historically excluded for purposes of our non-GAAP financial measures. Likewise, we may determine to modify the nature of the adjustments to arrive at our non-GAAP financial measures. Investors should review the non-GAAP reconciliations provided below and not rely on any single financial measure to evaluate our business.

EBITDA and Adjusted EBITDA

In addition to financial measures calculated in accordance with GAAP, we also use “EBITDA” and “Adjusted EBITDA.” “EBITDA” is defined as earnings before interest, taxes, and depreciation and amortization. “Adjusted EBITDA” is defined as EBITDA adjusted for stock-based compensation costs, loss on sale of fixed assets, loss on debt extinguishment and revaluation, placement agent release expense, loss on contract, provision for credit losses, convertible note inducement expense and impairment on fixed assets. Management believes that EBITDA and Adjusted EBITDA results in a performance measurement that represents a key indicator of our business operations of cryptocurrency mining, hosting customers engaged in cryptocurrency mining, demand service revenue, and high-performance computing services.

We believe EBITDA and Adjusted EBITDA can be important financial measures because they allow management, investors, and the Board to evaluate and compare our operating results, including our return on capital and operating efficiencies, from period-to-period by making such adjustments. Non-GAAP financial measures are subject to material limitations as they are not in accordance with, or a substitute for, measurements prepared in accordance with GAAP. For example, we expect that stock-based compensation costs, which is excluded from the non-GAAP financial measures, will continue to be a significant recurring expense over the coming years and is an important part of the compensation provided to certain employees, officers, and directors. Similarly, we expect that depreciation and amortization of fixed assets will continue to be a recurring expense over the term of the useful life of the assets.

EBITDA and Adjusted EBITDA are provided in addition to and should not be considered to be substitutes for, or superior to net income, the comparable measure calculated in accordance with GAAP. Further, EBITDA and Adjusted EBITDA should not be considered as alternatives to revenue growth, net income, or any other performance measure calculated in accordance with GAAP, or as alternatives to cash flow from operating activities as a measure of our liquidity. EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider such measures either in isolation or as substitutes for analyzing our results as reported under GAAP.

Reconciliations of EBITDA and Adjusted EBITDA to net loss, the most comparable GAAP financial metric, for historical periods are presented in the table below:

(Dollars in thousands)	Years Ended December 31,
	2024	2023

Net loss from continuing operations	$(58,300)	$(27,703)
Interest expense	2,527	2,748
Income tax (benefit) expense	(2,487)	(1,067)
Depreciation and amortization	15,640	13,376
EBITDA	(42,620)	(12,646)

Adjustments: Non-cash items

Stock-based compensation costs	5,311	4,312
Loss on sale of fixed assets	31	398
Loss on debt extinguishment and revaluation, net	7,349	3,904
Placement agent release expense	1,000	-
Loss on contract	28,593	-
Provision for credit losses	760	-
Convertible note inducement expense	388	-
Impairment on fixed assets	130	575
Adjusted EBITDA	$942	$(3,457)

The following table represents the EBITDA and Adjusted EBITDA activity between each three-month period from January 1, 2024 through December 31, 2024.

(Dollars in thousands)	Three months ended March 31, 2024	Three months ended June 30, 2024	Three months ended September 30, 2024	Three months ended December 31, 2024	Year ended December 31, 2024

Net loss from continuing operations	$(2,544)	$(9,145)	$(8,093)	$(38,518)	$(58,300)
Interest expense, net	424	449	821	833	2,527
Income tax (benefit) expense from continuing operations	(548)	(649)	(547)	(743)	(2,487)
Depreciation and amortization	3,926	3,909	3,916	3,889	15,640
EBITDA	1,258	(5,436)	(3,903)	(34,539)	(42,620)

Adjustments: Non-cash items

Stock-based compensation costs	661	1,368	1,257	2,025	5,311
Loss on sale of fixed assets	1	21	-	9	31
Provision for credit losses	-	244	367	149	760
Convertible note inducement expense	-	-	-	388	388
Placement agent release expense	-	-	-	1,000	1,000
Loss on contract	-	-	-	28,593	28,593
Impairment on fixed assets	130	-	-	-	130
Loss on debt extinguishment and revaluation, net	3,097	5,600	(1,203)	(145)	7,349
Adjusted EBITDA	$5,147	$1,797	$(3,482)	$(2,520)	$942

The following table represents the EBITDA and Adjusted EBITDA activity between each three-month period from January 1, 2023 through December 31, 2023.

(Dollars in thousands)	Three months ended March 31, 2023	Three months ended June 30, 2023	Three months ended September 30, 2023	Three months ended December 31, 2023	Year ended December 31, 2023

Net loss from continuing operations	$(7,432)	$(9,257)	$(6,016)	$(4,998)	$(27,703)
Interest expense, net	1,374	486	495	393	2,748
Income tax (benefit) expense from continuing operations	(547)	(547)	569	(542)	(1,067)
Depreciation and amortization	3,002	2,918	3,579	3,877	13,376
EBITDA	(3,603)	(6,400)	(1,373)	(1,270)	(12,646)

Adjustments: Non-cash items

Stock-based compensation costs	879	2,232	595	606	4,312
Loss (gain) on sale of fixed assets	78	(48)	373	(5)	398
Impairment on fixed assets	209	169	41	156	575
Loss on debt extinguishment and revaluation, net	(473)	2,054	769	1,554	3,904
Adjusted EBITDA	$(2,910)	$(1,993)	$405	$1,041	$(3,457)

We continued positive Adjusted EBITDA from the third quarter of 2023 through the second quarter of 2024. Effective July 1, 2025 we entered into an agreement for services where the quarterly service expense was approximately one million in each third and fourth quarter of 2024.

Liquidity and Capital Resources

Several key indicators of our liquidity are summarized in the following table:

	Years Ended December 31,
(Dollars in thousands)	2024	2023
Cash	$7,843	$6,368
Restricted cash	2,610	3,999
Working deficit	(34,378)	(13,891)
Net loss from continuing operations	(58,300)	(27,703)
Net cash used in operating activities	(5,069)	(2,987)
Purchase of property, plant and equipment	(9,160)	(12,705)

As of December 31, 2024, we had a consolidated accumulated deficit of approximately $314.3 million and we had negative working capital of approximately $34.4 million. As of December 31, 2024, we had total debt outstanding of approximately $21.5 million as summarized further below in the Debt table. In addition, we had outstanding commitments related to Soluna Digital Inc. (“SDI”) of approximately $8.5 million in capital expenditures related to Project Dorothy 2. In addition, due to CloudCo’s termination of the HPE Agreement on March 24, 2025, and HPE’s termination of the HPE Agreement on March 26, 2025, and the acceleration of the remaining unpaid amounts of the contract in accordance with Section 8(h)(ii) of the HPE Agreement, a Type 1 Subsequent Event, we have recognized a liability for the remainder of the HPE Agreement on the balance sheet of our subsidiary, CloudCo, of approximately $20.0 million , net of a prepaid deposit of $8.6 million. As of December 31, 2024, we had $7.8 million of cash available to fund our operations.

Based on business developments, including changes in production levels, staffing requirements, and network infrastructure improvements, we will require additional capital equipment in the foreseeable future. We are focused on developing and monetizing green, zero-carbon computing and cryptocurrency mining facilities, as well as facilities capable of hosting customers engaged in cryptocurrency mining, and data centers to provide specialized AI Cloud and colocation services.

We plan to continue funding operations, including working capital and operating deficits, from operating cash flows and cash flow debt and equity financings, including the YA SEPA and others to be closed as needed consistent with management’s plans.

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

Operating Activities

Net cash used in operations was approximately $5.1 million during the year ended December 31, 2024. We had a net loss for the year ended December 31, 2024 of approximately $58.3 million. Results included cost of revenue in connection with the HPE Agreement for $5.7 million. Non-cash items included approximately $6.2 million of depreciation expense and $9.5 million of amortization expenses, approximately $28.6 million on loss on contract, $5.3 million of stock compensation expenses, $7.3 million of loss on debt extinguishment and revaluation, $2.1 million in debt issuance costs, $760 thousand in provision for credit losses, and $351 thousand amortized deferred financing costs. These non-cash items were offset with a deferred tax benefit of $2.5 million. The change in assets and liabilities is mainly due to an increase in prepaid expenses and other long term assets by $8.1 million due to a prepayment of an arrangement with HPE of $10.3 million that was being amortized over the life of the agreement and a decrease in customer deposits of $1.4 million due to timing of deposits applied in December 2024, offset by an increase in accrued expenses and accounts payable of approximately $5.5 million in relation to NYDIG interest, and related bills associated with Project Dorothy 2 and Project Kati. The other changes in assets and liabilities were not material.

Net cash used in operating activities from continuing operations was approximately $3.0 million for the year ended December 31, 2023. We had a net loss of approximately $27.7 million, which was offset by non-cash items of approximately $22.5 million. The non-cash items consisted primarily of approximately $13.4 million of amortization and depreciation expenses for the intangible assets acquired in 2021 and the fixed assets still in service and capital additions in 2023. There was also approximately $4.3 million in stock-based compensation expenses, $3.9 million on loss on debt extinguishment and revaluation, and additional $1.2 million in relation to fixed asset impairments, loss on sale of fixed assets, and amortization of operating lease assets. The non-cash items were offset with a $1.1 million deferred income tax benefit. The change in assets and liabilities of approximately $2.4 million related to increases in accrued expenses of $3.9 million in which related to interest for the NYDIG loan, sales and real estate tax accruals, and bonus accrual, as well as increase in customer deposits of $2.8 million with data hosting customers for the facility sites, offset with an increase in accounts receivable related to performing further hosting services and demand response services as of December 31, 2023.

Investing Activities

Net cash used in investing activities during the year ended December 31, 2024 was approximately $13.2 million consisting mainly of capital expenditures of $9.2 million and increase in deposits on equipment of $4.1 million, primarily related to the development build of Project Dorothy 2. Net cash used in investing activities during the year ended December 31, 2023 was approximately $10.3 million consisting mainly of capital expenditures of $12.7 million, primarily related to the completion of the build of Project Dorothy 1A and 1B, less cash proceeds from sale of equipment of $2.3 million, primarily from the sale of miners located at Project Sophie in connection with the decision to convert to a hosting facility.

Financing Activities

(Dollars in thousands)	Years Ended December 31,
	2024	2023

Proceeds from debt issuance	$14,470	$3,100
Payments on debt	(4,949)	(1,407)
Contributions from non-controlling interest	14,735	20,365
Distributions to non-controlling interest	(8,270)	(1,002)
Proceeds from warrant exercises	2,332	-
Net proceeds from common stock securities purchase offering	-	807
Net cash provided by financing activities	$18,318	$21,863

For fiscal year 2024, funds from financing activities were used to fund an initial deposit for the HPE Agreement, fund construction of D2, continued project pipeline development and general operating cash. Net cash provided by financing activities was approximately $18.3 million consisting mainly of proceeds from financing of approximately $14.5 million in which $13.75 million was from 2024 secured loan financing in June and July, and $720 thousand was drawn down for equipment financing. In addition, there was $2.3 million in warrants exercised, as well as $14.7 million in contributions of non-controlling membership interest. Offsetting the net cash provided by financing activities was $8.3 million in cash distributions to non-controlling interest members, and payments of $4.9 million relation to Navitas loan, the June and July 2024 note agreements, and payments in relation to the convertible holders. Net cash provided by financing activities was approximately $21.8 million during the year ended December 31, 2023, which consisted of cash contributions for noncontrolling interest of approximately $20.4 million, offset with distributions for non-controlling interest of $1.0 million. We also received net proceeds of approximately $817 thousand from the subsequent SPA offerings, in addition to proceeds from debt issuances of $3.1 million less debt payment costs of $1.1 million on promissory notes and the Navitas loan, and $350 thousand for payment on the Company’s line of credit.

Debt

(Dollars in thousands)	Years Ended December 31,
	2024	2023

Convertible Notes	$-	$8,474
NYDIG Financing	9,183	9,183
Navitas Term Loan	137	1,681
CloudCo Secured Loan	10,983	-
CloudCo Additional Secured Loan	1,202	-
Total Debt	$21,505	$19,338

On June 20, 2024, pursuant to the terms and subject to the conditions of the June SPA by and among (i) CloudCo, (ii) Soluna Cloud, (iii) the Company and (iv) the Investor, CloudCo issued to the Investor a secured promissory note in a principal amount equal to $12.5 million (the “Soluna CloudCo Secured Note”). The Soluna CloudCo Secured Note accrues interest at a rate 9.0% per annum, subject to adjustment upon an event of default. The Soluna CloudCo Secured Note matures on June 20, 2027. On July 12, 2024, the Company, CloudCo, Soluna Cloud, and the Existing Investor entered into a First Amendment to the Note Purchase Agreement. Additional Notes were issued for $1,250,000 (“Soluna CloudCo Additional Secured Note”) on July 12, 2024 and are subject to the same terms and conditions as the June SPA financing. On October 1, 2024, CloudCo, Soluna Cloud and the Company entered into assignment and assumption agreements (the “Assignment Agreements”) with the Additional Investors with respect to an aggregate of $1.25 million of notes issued by CloudCo. Pursuant to the Assignment Agreements, the Company will be able to purchase such notes for a purchase price of $750 thousand, or 60% of face value. The assignment and assumption will be effective once all conditions of the agreement are met including fulfilling the purchase price. As of December 31, 2024, the Company has an outstanding principal balance of approximately $13.0 million in relation to the Soluna CloudCo Secured Note and Soluna CloudCo Additional Secured Note.

On January 14, 2022, the Company effected an initial drawdown under the Master Equipment Finance Agreement (“MEFA”) with NYDIG in the aggregate principal amount of approximately $4.6 million that bore interest at 14%. On January 26, 2022, the Company had a subsequent drawdown of $9.6 million. On December 20, 2022, Soluna MC Borrowing 2021-1 LLC (“Borrower”) received a Notice of Acceleration and Repossession (the “NYDIG Notice”) from NYDIG with respect to the MEFA, by and between Borrower, a subsidiary of Soluna MC, LLC, a subsidiary of Soluna Digital, a subsidiary of the Company, and NYDIG. The obligations of Borrower under the MEFA and reflected in the NYDIG Notice are ring-fenced to Borrower and its direct parent company, Soluna MC LLC. The Company is not a party to any guaranty, collateral agreement, or other support agreement with or for the benefit of NYDIG. As such, the principal balance of $10.5 million as of December 31, 2022 became due immediately and the Borrower shall bear interest, at a rate per annum equal to 2.0% plus the rate per annum otherwise applicable to such obligations set forth in the MEFA. On February 23, 2023, NYDIG proceeded to foreclose on all of the collateral securing the MEFA, and repossessed the collateralized assets that totaled approximately $3.4 million, in which approximately $560 thousand was first used to pay off accrued interest and penalty to date. On September 5, 2023, NYDIG provided a letter finalizing the accounting for the repossessed collateralized assets totaling proceeds of approximately $3.4 million. A summary judgment motion was performed on February 13, 2024 and was agreed upon by both NYDIG and the Borrower, that the total outstanding loan principal balance would be approximately $9.2 million, in which a penalty fee was applied of approximately $1.0 million to the repossessed collateralized assets, and outstanding interest and penalty balance would be approximately $936 thousand as of December 31, 2023. As of December 31, 2024, the Company still has an outstanding loan principal of approximately $9.2 million and outstanding interest and penalty balance of approximately $2.3 million.

On October 25, 2021, we issued the Convertible Notes to the Noteholders in the aggregate principal amount of approximately $16.3 million for an aggregate purchase price of $15.0 million pursuant to the terms of the SPA. The Convertible Notes were convertible, subject to certain conditions, at any time at the option of the investors, into an aggregate of 71,043 shares of our common stock. On May 11, 2023, we and the Noteholders entered into the Second Amendment with the Noteholders, which increased the principal outstanding balance of the Convertible Notes to approximately $13.3 million and extended the maturity date of the Convertible Notes to July 2024. On November 20, 2023 we and the Noteholders entered into the Third Amendment to the SPA related agreements to facilitate future financings by us that may include funds for prepayment of the Convertible Notes by permitting us to force conversion of up to $1.5 million of the Convertible Notes under certain circumstances and reduce the prepayment penalty in return for reducing the conversion price of the $4.7 million of the Convertible Notes to $3.78 and reducing the exercise price of 150,000 of the Warrants to $0.01.Between May 11, 2023 and December 31, 2023, the Noteholders converted approximately $4.6 million of the principal outstanding balance of the Convertible Notes and received approximately 1.1 million shares of our common stock, reducing the principal balance to approximately $8.7 million as of December 31, 2023. On February 28, 2024, we and the Noteholders entered into the Fourth Amendment which allowed all the outstanding debt in relation to the convertible notes to be converted at a rate of $3.78. Throughout fiscal year 2024, the Noteholders converted the remainder of the outstanding principal balance under the Notes into approximately 2.5 million shares of our common stock. On December 12, 2024, we entered into an agreement with the remaining three Noteholders who held an outstanding principal balance as December 12, 2024 of $772 thousand, pursuant to which the three remaining Noteholders elected to immediately convert all of the outstanding principal of certain convertible notes into shares of our common stock. We recorded a debt inducement conversion expense of approximately $388 thousand in connection with an agreement with the last three remaining Noteholders to convert their portion of the outstanding principal balance, which was recorded within Other Expense, net on the consolidated financial statements included in this Annual Report. No further amounts are owed by us under the Convertible Notes as of December 31, 2024.

On May 9, 2023, DVCC and Navitas West Texas Investments SPV, LLC entered into a 2-year Loan Agreement for $2,050,000. The unpaid principal balance of the Term Loan shall bear interest at per annum rate equal to 15%. As of December 31, 2024, the Company has an outstanding principal balance of approximately $137 thousand. As of the date of these consolidated financial statements, the Navitas loan has been fully paid off.

On May 16, 2024, SDI SL Borrowing – 1, LLC, an affiliate of Soluna Holdings, Inc. (the “Borrower”), entered into a loan agreement (the “Equipment Loan Agreement” or the “Loan”) with Soluna2 SLC Fund II Project Holdco LLC (the “Lender”). The Equipment Loan Agreement provides for Borrower to borrow, from time to time, up to $1.0 million, and further amended on February 28, 2025 to $4.0 million to be used to purchase necessary equipment for the progression of Project Dorothy 2 and Project Kati. Any loans made under the Equipment Loan Agreement have a maturity date of May 16, 2027 and bear interest at a rate of 15% per annum. The Equipment Loan Agreement includes customary covenants for loans of this nature, as well as a multiple on invested capital provision, which requires us to pay, in addition to principal and interest, an amount equal to the difference of (i) the greater of (a) the principal amount of the Loan being repaid plus all interest previously paid or simultaneously being paid to Lender in respect of such principal of the Loan, and (b) the principal amount of the Loan being repaid multiplied by three, minus (ii) the sum of the principal amount of the Loan being repaid plus all interest previously paid or simultaneously being paid to Lender in respect of such principal of the Loan. On May 17, 2024, the Borrower drew down $720 thousand of the Loan. On July 22, 2024, Borrower satisfied and repaid the borrowing amount in full by issuing the Lender Class B Membership Interests in the Dorothy 2 project valued at three times the borrowing amount (i.e., $2.16 million). The redemption of debt through equity created approximately a $1.4 million loss on debt extinguishment for the year ended December 31, 2024. In addition, the Borrower deferred financing costs associated with the Loan of approximately $163 thousand.

Critical Accounting Policies and Use of Estimates

The prior discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. Note 2 of the Consolidated Financial Statements included in this Annual Report includes a summary of our most significant accounting policies. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, income taxes and share-based compensation. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Periodically, our management reviews our critical accounting estimates with the Audit Committee of our Board of Directors.

The significant accounting policies that we believe are most critical to aid in fully understanding and evaluating our consolidated financial statements include the following:

Revenue Recognition

We have entered into customer hosting contracts whereby we provide hosting services which include, electrical power to cryptocurrency mining customers, other utilities, and management of hosting facilities. Customer contracts can be a combination of a stated fixed amount per megawatt-hour (“MWh”) (“Contract Capacity”), a percentage of the profit share of the daily net income from the customer’s mining operations, or a combination thereof. Some contracts also include pass-through expenses which are not recognized in revenue. The actual monthly amounts are calculated after the close of each month and billed to the customers.

Cryptocurrency revenue consists of revenue recognized from our cryptocurrency mining facilities. Revenue is recognized at the cryptocurrency’s realized cash value based upon the rates at cryptocurrency exchanges where we are registered. Cryptocurrencies are earned through participation with mining pool operators where the company provides hash rate services to the mining pool. The consideration received is payable in BitCoin based on a published formula Cryptocurrency is converted to U.S. dollars on a daily basis.

Starting in December 2023, we began providing emergency demand response solutions to ERCOT pursuant to a contractual commitment over defined service delivery periods. This contract includes a single promise to stand ready, on a monthly basis, to deliver a set amount of curtailment (committed capacity) per month when and if called upon by ERCOT. The Company believes that an output measure based on the monthly contractual MW stand-ready obligation is the best representation of the “transfer of value” to the customer. Accordingly, the Company recognizes monthly revenue based on the proportion of committed stand-ready capacity obligation that has been fulfilled to date.

Fair Value Measurement

The estimated fair value of certain financial instruments, including cash, accounts receivable and short-term debt approximates their carrying value due to their short maturities and varying interest rates. “Fair value” is the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation methods, we are required to provide the following information according to the fair value accounting standards. These standards established a fair value hierarchy as specified that ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities are classified and disclosed in one of the following three categories:

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

We had Warrants included within the SPA agreement as noted in Note 8. The Warrants are considered freestanding equity-classified instruments due to their detachable and separately exercisable features and meet the indexation criteria within derivative accounting. Accordingly, the Warrants are presented as a component of Stockholders’ Equity in accordance with derivative accounting.

Following the debt extinguishment on July 19, 2022 as noted further in Note 2 and 8, the Convertible Notes will be recorded at fair value upon issuance (e.g., upon execution of the Addendum) per guidance within ASC 480, and at each subsequent reporting period, with changes in fair value reported in earnings.

On October 1, 2024, we modified the Series B Preferred Stock Agreement, in order to obtain consent from holders, which led to extinguishment accounting. We recorded a deemed dividend between the fair value of the modified preferred stock against the carrying value of the original preferred stock. The fair value of the modified preferred stock considered the conversion price of the preferred stock, assumption on the lockup expiration date, and closing price of the common stock on the lockup expiration date using daily volatility.

Consistent with the guidance in purchase accounting, the value of the Strategic Pipeline Contract, see Note 5, as of the acquisition date of October 2021 was estimated using an expected value approach, which probability-weights various future outcomes and uses certain Level 3 inputs.

As of December 31, 2024, and 2023, the fair values of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses approximated their carrying values because of the short-term nature of these instruments.

Share-Based Payments

We award restricted stock to our employees and directors under the 2021 Plan and the Soluna Holdings, Inc. Amended and Restated 2023 Stock Incentive Plan (the “2023 Plan,” together with the 2021 Plan, the “Plans”). The benefits provided under these plans are share-based payments and we account for stock-based awards exchanged for employee service in accordance with the appropriate share-based payment accounting guidance. Stock-based compensation represents the cost related to stock-based awards granted to employees and directors. We measure stock-based compensation cost at grant date based on the estimated fair value of the award and recognize the cost as expense on a straight-line basis in accordance with the vesting of the options (net of estimated forfeitures) over the option’s requisite service period. We estimate the fair value of stock-based awards on the grant date using a Black-Scholes valuation model. We use the fair value method of accounting with the modified prospective application, which provides for certain changes to the method for valuing share-based compensation. The valuation provisions apply to new awards and to awards that are outstanding on the effective date and subsequently modified.

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

Income Taxes

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

Impairment of long-lived assets

Management reviews long-lived assets, including finite lived intangible assets, property, plant and equipment, and other assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset, asset group, or investment may not be recoverable.

Recent Accounting Pronouncements

A discussion of recently adopted and new accounting pronouncements is included in Note 2 of the Consolidated Financial Statements included in this Annual Report.

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

Item 9A: Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of SHI’s disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and we necessarily apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth in Internal Control-Integrated Framework (2013 version) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation using the criteria set forth in Internal Control-Integrated Framework, Management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended December 31, 2024, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Item 9B: Other Information

None of the Company’s directors and officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended December 31, 2024 (each as defined in Item 408 of Regulation S-K under the Exchange Act).

Item 9C: Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names, positions and ages of our executive officers and directors as of March 28, 2025:

Name	Age	Position
Executive Officers:
John Belizaire	53	Chief Executive Officer and Director
John Tunison	50	Chief Financial Officer
Michael Toporek (1)	60	Executive Chairman of the Board of Directors
Jessica L. Thomas	51	Chief Accounting Officer
Mary O’Reilly	48	Chief People Officer
Directors:
Edward R. Hirshfield (2)(4)	52	Director
William P. Phelan (1)(2)(3)	68	Director
John Bottomley (1)(2)(3)	57	Director
Matthew E. Lipman (1)	46	Director
David C. Michaels	69	Director
William Hazelip (3)(4)	45	Director
Thomas J. Marusak (2)(4)	74	Director

(1) Member of Executive Committee

(2) Member of Audit Committee

(3) Member of Compensation Committee

(4) Member of Nominating and Corporate Governance Committee

Executive Officers

John Belizaire has served as a member of the Board and as Chief Executive Officer of our subsidiary, SCI, since October 2021 and began service as the Chief Executive Officer of the Company on May 1, 2023. Additionally, Mr. Belizaire served as the Chief Executive Officer of Soluna Callisto Holdings, Inc. (“Soluna Callisto”) from June 2018 until our acquisition of Soluna Callisto in October 2021. He has also served as an Operating Advisor of Pilot Growth Equity Partners, a technology growth equity firm, since October 2020. In addition, Mr. Belizaire has served on the board of directors of the Center for American Entrepreneurship, since May 2020. Mr. Belizaire served as the Managing Partner of NextStage LLC, a venture capital firm, from 2002 to 2016. Mr. Belizaire was the Co-Founder and Chief Executive Officer of FirstBest Systems from June 2006 until September 2016 when it was acquired by Guidewire Software, Inc., where he served as a Senior Industry Advisor until May 2017. Mr. Belizaire was the Co-Founder, President and Chief Executive Officer of TheoryCenter, Inc., which was acquired by BEA Systems, Inc. in November 1999, where he served as a Senior Director, Business Development and Strategic Planning until April 2002. Mr. Belizaire has a B.S. in Computer Science and a M.E. in Computer Science from Cornell University. Mr. Belizaire also attended the Executive Development Program at The Wharton School from 2001 to 2002. Mr. Belizaire has been a successful entrepreneur, venture capitalist and has served as Chief Executive Officer of SHI and its pre-merger entity, Soluna Callisto, which the Board believes qualifies him to serve as a director.

John Tunison was appointed to serve as the Chief Financial Officer and Treasurer of the Company, effective April 8, 2024, with employment commencing on March 29, 2024. Mr. Tunison is an experienced finance professional, previously serving as Chief Financial Officer of Verdant Specialty Solutions from May 2023 to March 2024 and Chief Financial Officer of Trussway Manufacturing, LLC from November 2018 to December 2022. Prior to this, Mr. Tunison held Chief Financial Officer and senior finance roles at several companies, including Shell plc, Univar Solutions Inc., Ascend Performance Materials LLC and Velocys plc. His CFO roles have included public, venture backed and private equity owned capital structures in the renewable fuels, chemicals, software, and manufacturing industries. Prior to his finance career, Mr. Tunison was a Nuclear Submarine Officer in the U.S. Navy. Mr. Tunison received an M.B.A. in Finance from the University of Rhode Island and a B.S. in Political Science from the U.S. Naval Academy.

Michael Toporek served as the Chief Executive Officer of the Company from November 2020 until May 1, 2023 when he stepped down from that position and was appointed Executive Chairman of the Board. Mr. Toporek has served as a member of the Board since October 2016. Since 2003, Mr. Toporek has served as the Managing General Partner of Brookstone Partners IAC, Inc. (“Brookstone Partners”), a lower middle market private equity firm based in New York and an affiliate of Brookstone Partners Acquisition XXIV, LLC (“Brookstone XXIV”). Prior to founding Brookstone Partners in 2003, Mr. Toporek was both an active principal investor and an investment banker. Mr. Toporek began his career in Chemical Banking Corporation’s Investment Banking Group, later joining Dillon, Read and Co., which became UBS Warburg Securities Ltd. during his tenure, and SG Cowen & Co. Mr. Toporek currently serves as Chairman of the board of directors of Capstone Holding Corp. Mr. Toporek has a B.A. in Economics and an M.B.A. from the University of Chicago in Finance/Accounting. Mr. Toporek brings strategic and financial expertise to the Board as a result of his experience with Brookstone Partners, which the Board believes qualifies him to serve as a director.

Jessica L. Thomas served as the Chief Financial Officer of the Company from July 2020 through July 2022 and has served as the Company’s Chief Accounting Officer since August 2022. Ms. Thomas supervises the Company’s financial reporting, treasury, and risk management. Prior to her employment with the Company, Ms. Thomas served as Director of Optimization for Pregis, LLC, a provider of protective packaging materials, from 2014 through July 2020, where she was responsible for operations, system, and financial optimization. From 2009 through 2014, Ms. Thomas worked at Plasan North America, Inc. as Manager of Budget & Control and Financial Planning & Analysis and was also responsible for compliance with government contracting, including monitoring compliance with Defense Contract Audit Agency and Federal Acquisition Regulations. From 2007 to 2009, Ms. Thomas was a Senior Staff Auditor at Cruden & Company, CPA’s PLLC. Ms. Thomas has also held positions in the banking industry as an officer at Key Bank National Association and a Bank Branch Manager at Manufacturers and Traders Trust Company. Ms. Thomas received a B.A. in Business Administration and Accounting from Siena College and an M.B.A. in Finance & International Finance from Northeastern University. Ms. Thomas obtained her Certified Public Accountant license in May 2009, has been a member of the American Institute of Certified Public Accountants (AICPA) since 2005, and holds the Chartered Global Management Accountant (CGMA) designation.

Mary O’Reilly has served as the Company’s Chief People Officer since September 2021. Ms. O’Reilly oversees the operations and initiatives that affect employee experience and company culture. Ms. O’Reilly has a long tenure as a Human Resource executive in various tech startups and large public organizations such as Viacom, Inc., CBS Corp., and Alloy Media & Marketing. She has experience in organization design, employment law, risk management, benefits and payroll management, conflict resolution and employee relations. Ms. O’Reilly served as Vice President of Human Resources for Viacom, Inc. from June 2017 to December 2020, Chief Operating Officer of Farm Sanctuary from January 2020 to December 2020, and Founder of SHINE People from 2008 through 2021. Ms. O’Reilly has a B.A. in Psychology from Antioch University of Ohio.

Non-Employee Directors

Edward R. Hirshfield has served as a member of the Board since October 2016. He served as a director of our former subsidiary, MTI Instruments, Inc. (“MTI Instruments”), from October 2016 until its sale in April 2022 and of our subsidiary, SCI, since its incorporation in January 2020. Mr. Hirshfield is currently Managing Member of Apple Ridge Capital Advisors LLC, a special situations and debt advisory firm that focuses on raising debt for lower middle market companies. From 2018 to 2023, Mr. Hirshfield served as Managing Director in the restructuring group at B. Riley FBR, Inc., a leading financial services provider, where he advised stressed and distressed companies and their constituencies. From 2015 until 2018, Mr. Hirshfield served as a partner at Steppingstone Group, LLC, a special situations private equity fund located in New York. Mr. Hirshfield began his career as a loan officer at CIT Group Inc. and then became a restructuring advisor at a boutique investment bank, CDG Group. In 2003, Mr. Hirshfield moved over to the buy side and joined Longacre Fund Management, LLC, a $2.5 billion distressed debt fund. Mr. Hirshfield continued as a distressed investor at Del Mar Asset Management, LP, Ramius LLC, and most recently Apple Ridge Advisors LLC from 2010 through 2015. Mr. Hirshfield has a B.S. in Applied Mathematics from Union College and an M.B.A. from Fordham University Graduate School of Business. Mr. Hirshfield brings over 20 years of experience understanding and analyzing public and private companies. He has an expertise in providing operational and investment recommendations as well as providing extensive valuation and credit analysis, which the Board believes qualifies him to serve as a director.

William P. Phelan has been a member of the Board since December 2004, has served as Lead Independent Director since April 2023, and served as our Chairman of the Board from January 2022 through April 30, 2023. He also served as interim Chief Executive Officer and President of SCI from March 2020 to November 2020 and as interim Vice President of SCI from November 2020 to March 2021. Mr. Phelan is the co-founder and Chief Executive Officer of Bright Hub, Inc., a software company that focuses on the development of online software for commerce. In May 1999, Mr. Phelan founded OneMade, Inc., an electronic commerce marketplace technology systems and tools provider. Mr. Phelan served as Chief Executive Officer of OneMade, Inc. from May 1999 to May 2004, including for a year after it was sold to, and remained a subsidiary of, America Online. Mr. Phelan serves on the Board of Trustees and is a Finance Committee member, an Executive Committee Member, an Investment Committee Chair and a Compensation Committee Chair for MVP Healthcare, Inc. Mr. Phelan also serves on the Board of Trustees and is the Chairman of the Audit Committee of the Paradigm Funds family. He has also held numerous executive positions at Fleet Equity Partners, Cowen & Co. LLC, First Albany Corporation, and UHY Advisors, Inc., formerly Urbach Kahn & Werlin, PC. Mr. Phelan has a B.A. in Accounting and Finance from Siena College and an M.S. in Taxation from City College of New York, and is a Certified Public Accountant. Mr. Phelan contributes leadership, capital markets experience, and strategic insight as well as innovation in technology to the Board, which the Board believes qualifies him to serve as a director.

John Bottomley, CFA, has served as a member of the Board since October 2021. Mr. Bottomley served on the Executive Committee of SCI since January 2021 prior to our acquisition of Soluna Callisto. Mr. Bottomley is currently launching Greenspar.x srl, a utility-scale battery energy system and solar PV development venture with an initial focus on Italy. Prior to Greenspar.x srl, Mr. Bottomley was an employee of Greenvolt France, and a Member of the board of directors of Greenvolt USA, from June 2021 to March 2024. Mr. Bottomley was the co-founder, Partner and has been Chief Development Officer of V-Ridium Europe, from June 2020 to July 2021. Mr. Bottomley has also served as a Deputy Strategy Director at Blockchain Climate Institute, a London-based think tank, from July 2021 to December 2022. From August 2017 to March 2020, Mr. Bottomley served as the Senior Vice President, Global Development at Vestas Wind Systems A/S, a market leader in the wind industry. Mr. Bottomley served various leadership roles at GE Energy Financial Services, from September 2014 to May 2017. He also held numerous executive positions at The AES Corporation, Verde Ventures Ltd. and Enron Europe Ltd. Additionally, Mr. Bottomley served on various international joint venture boards, including the boards of directors of Vestas-WEB development JV (Italy, Germany and France) from 2018 to 2020, Vestas-WKN joint venture (Poland) from 2018 to 2019, Vestas-GEO joint venture (Poland) from 2018 to 2020, Vestas EMP Holdings (Ireland, Iceland, Uganda and Ghana) from 2018 to 2020, Sowitech, a German based international renewable energy development company from 2019 to 2020, GE-Advanced Power JV (U.S.) from 2015 to 2016, GE-Maintream JV (Vietnam) from 2015 to 2016, AES-Innovent (France) from 2009 to 2012, AES-WEL (UK) from 2008 to 2012, and Enron-OPET (Turkey) from 2000 to 2001. Mr. Bottomley has a B.S. in Computer Engineering from Clemson University and an M.B.A. in Finance and International Business from NYU Stern School of Business a M.S. in Blockchain and Digital Currencies from the University of Nicosia, Cyprus and is a Chartered Financial Analyst. Mr. Bottomley is a successful cleantech entrepreneur, venture capitalist and has served on several boards of directors, which the Board believes qualifies him to serve as a director.

William Hazelip has served as a member of the Board since February 2021. From 2015 to March 2022, he has served as Vice President of National Grid PLC (“National Grid”), a multinational electricity and gas utility company and has served as its Senior Vice President since April 2022. He has also served as National Grid’s President, Global Transmission (US) from 2017 to 2019 and President of Strategic Growth for National Grid Ventures since August 2019, developing new business opportunities in electric transmission, energy storage, and renewable energy. Prior to joining National Grid, he was the Managing Director, Business Development at Duke Energy Corporation and the President of Path 15 Transmission, LLC, an independent electric transmission company in California, where he led the acquisition for Duke Energy Corporation. Mr. Hazelip also has extensive experience serving on the boards of directors of companies. He currently serves as a member of the board of directors of Millennium Pipeline Corporation, a natural gas pipeline company, the Vice-Chairman of the board of directors of New York Transco, an electric transmission company, and a member of the board of directors of Community Offshore Wind, a clean energy joint venture of RWE AG and National Grid. Mr. Hazelip began his career as an Area Director for CWL Investments, LLC, a Michigan investor group that owns and operates restaurant franchises including Jimmy John’s Gourmet Sandwich Shops. Mr. Hazelip earned a B.A. from Emory University and an I.M.B.A. from the Darla Moore School of Business at the University of South Carolina. Mr. Hazelip is an accomplished leader in the energy industry, with deep experience in utility project development, financing, regulation, and operations, which the Board believes, particularly in light of the Company’s involvement with the renewable energy sector as it relates to their cryptocurrency mining subsidiary, qualifies him to serve as a director.

Thomas J. Marusak has served as a member of the Board since December 2004. Additionally, Mr. Marusak served as a member of the board of directors of our former subsidiary, MTI Instruments, Inc., since April 2011, and has served as a member of the board of directors of our subsidiary, SCI, since January 2020. From 1986 to 2023, Mr. Marusak served as President of Comfortex Corporation, a manufacturer of window blinds and specialty shades. Mr. Marusak was a member of the Advisory Board of Directors for Key Bank of New York from 1996 through 2004 and served on the board of directors of the New York Energy Research and Development Authority from 1998 through 2006. From 2011 to 2019, Mr. Marusak served as a member of the board of directors of the Capital District Physician’s Health Plan, Inc., where he had served as a member of the board of the director’s Finance, Compensation, Audit, Investment, and Executive Committees. Additionally, Mr. Marusak has served as a member of the board of directors for the following entities in the course of his professional career: Center for Economic Growth (past Chair), Dynabil Corp. (Advisory Board), and the Albany Chamber of Commerce (Executive Board). Mr. Marusak received a B.S. in Engineering from Pennsylvania State University and an M.S. in Engineering from Stanford University. Mr. Marusak brings technical development, manufacturing experience, product development and introduction, financial accounting, and human resources expertise to the Board, as well as relevant experience in committee and board service, which the Board believes qualifies him to serve as a director.

Matthew E. Lipman has served as a member of the Board since October 2016. Since 2004, Mr. Lipman has served as Managing Director of Brookstone Partners. Mr. Lipman’s responsibilities at Brookstone Partners include identifying and evaluating investment opportunities, performing transaction due diligence, managing the capital structure of portfolio companies, and working with management teams to implement operational and growth strategies. In addition, Mr. Lipman is responsible for executing add-on acquisitions and other portfolio company-related strategic projects. From July 2001 through June 2004, Mr. Lipman was an analyst in the mergers and acquisitions group at UBS Financial Services Inc., responsible for formulating and executing on complex merger, acquisition, and financing strategies for Fortune 500 companies in the industrial, consumer products, and healthcare sectors. Mr. Lipman currently serves on the board of directors of Denison Pharmaceuticals, LLC, Advanced Disaster Recovery Inc., Totalstone, LLC, Harmattan Energy Limited and Capstone Therapeutics Corp. Mr. Lipman has a B.S. in Business Administration from Babson College. Mr. Lipman brings 20 years of experience working with companies to establish growth strategies and execute acquisitions, is proficient in reading and understanding financial statements, generally accepted accounting principles, and internal controls as a direct result of his investment experience evaluating companies for potential investments and the management of financial reporting and capital structure for three portfolio companies, as well as relevant experience in serving on other boards of directors, which the Board believes qualifies him to serve as a director.

David C. Michaels has served as a member of the Board since August 2013, as our Lead Independent Director from June 2016 until April 2023 and as our Chairman of the Board from January 2017 to January 2022. Mr. Michaels was selected as Interim Chief Financial Officer on April 24, 2023, and resigned from such position on April 8, 2024, upon the appointment of Mr. Tunison. Mr. Michaels served as the Chief Financial Officer of the American Institute for Economic Research, Inc., an internationally-recognized economics research and education organization, from October 2008 until his retirement in May 2018. Prior to that, Mr. Michaels served as Chief Financial Officer at Starfire Systems, Inc. from December 2006 to September 2008. Mr. Michaels worked at Albany International Corp. from March 1987 to December 2006 as Vice President, Treasury and Tax, and Chief Risk Officer. Mr. Michaels also worked at Veeco Instruments from May 1979 to March 1987 in various roles including Controller and Tax Manager. Mr. Michaels is the Chairman of the board of directors and Chair of the Audit Committee of Iverson Genetic Diagnostics, Inc. Mr. Michaels also serves as a member of the Board of Governors and Treasurer of the Country Club of Troy. Mr. Michaels has a B.S. with dual majors in Accounting and Finance and a minor in Economics from the University at Albany and completed graduate-level coursework at LIU Post (formerly C.W. Post Campus of Long Island University). Mr. Michaels also completed the Leadership Institute Program at the Lally School of Management & Technology at Rensselaer Polytechnic Institute. Mr. Michaels contributes more than 30 years of international financial and operating experience in a wide variety of roles in both public and private organizations to the Board, which the Board believes qualifies him to serve as a director. Effective April 21, 2023, Mr. Michaels served as Chief Financial Officer of the Company through April 8, 2024, upon the appointment of Michael Tunison to that office.

Code of Business Conduct and Ethics

We have adopted a written code of conduct and ethics that applies to our directors, officers, contractors, and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of our code is posted on our website, which is located at www.solunacomputing.com. We intend to disclose future amendments to certain provisions of our code of conduct and ethics, or waivers of such provisions applicable to any principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and our directors, on our website identified above or in filings with the SEC.

Insider Trading Policy

The Company has an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities that applies to all of the Company’s directors, officers, and employees. The Company believes that its insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this Form 10-K.

Director Independence

Pursuant to the rules of Nasdaq, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Under such rules, the Board has determined that Messrs. Bottomley, Hazelip, Hirshfield, and Marusak Phelan are “independent directors,” as defined by the rules and listing standards of Nasdaq. Messrs. Michaels, Belizaire, Lipman and Toporek are not independent directors under the Nasdaq rules. In making such independence determinations, our board of directors considered the relationships that each non-employee director has with us and all other facts and circumstances that our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. In considering the independence of the directors listed above, our board of directors considered the association of our directors with the holders of more than 5% of our common stock. There are no family relationships among any of our directors and executive officers.

Board Of Directors Committees

The Board has an Audit Committee, a Nominating and Corporate Governance Committee, a Compensation Committee, and an Executive Committee.

Audit Committee

The Board has adopted an Audit Committee charter, which is published on our website at https://www.solunacomputing.com/investors/governance/. The Audit Committee consists of Messrs. Marusak (Chair), Hirshfield, Phelan, and Bottomley. The Board has determined that each member of the Audit Committee is independent, as defined under the applicable rules and listing standards of Nasdaq and SEC rules and regulations. In addition, the Board has determined that Mr. Marusak qualifies as an “audit committee financial expert” as defined in the rules and regulations of the SEC.

The Audit Committee’s primary function is to assist the Board in fulfilling its oversight responsibilities by reviewing the financial information to be provided to the stockholders and others, the system of internal controls which management has established and the audit and financial reporting process. The Audit Committee, among other matters, 1) is responsible for the annual appointment of, and for compensating, retaining, overseeing, ensuring independence of, and, where appropriate, replacing, the independent registered public accounting firm as the Company’s auditors, 2) reviews the arrangements for and the results of the auditors’ examination of our books and records, and 3) assists the Board in its oversight of the reliability and integrity of the Company’s accounting policies, financial statements and financial reporting, and disclosure practices, including its system of internal controls, 4) the establishment and maintenance of processes to assure compliance with all relevant laws, regulations, and company policies, 5) is responsible for the Company’s policies with respect to risk assessment and risk management pertaining to the financial, accounting and tax matters of the Company, and 6) reviews annually the adequacy of the charter of the Audit Committee and recommends changes to the Board that it considers necessary or appropriate.

Nominating and Corporate Governance Committee

The Board has adopted a Nominating and Corporate Governance Committee charter, which is published on our website at https://www.solunacomputing.com/investors/governance/. The Nominating and Corporate Governance Committee consists of Messrs. Hirshfield (Chairman), Hazelip and Marusak. The Board has determined that each member of the Nominating and Corporate Governance Committee is independent, as defined under the applicable rules and listing standards of Nasdaq.

The role of the Nominating and Corporate Governance Committee is to assist the Board by: 1) identifying, evaluating, and recommending the nomination of Board members; 2) selecting and recommending director candidates to the Board; 3) developing and recommending governance guidelines of the Company to the Board; 4) addressing governance matters; 5) making recommendations to the Board regarding Board size, composition, and criteria; 6) making recommendations to the Board regarding the structure and composition of existing Committees and recommend to the Board persons to be members and chairpersons of the existing Committees; 7) annually evaluating the performance of the Nominating and Corporate Governance Committee; 8) periodically review and discuss with the Board corporate succession plans for the Company’s executive officers and other senior executives as the Nominating and Corporate Governance Committee deems appropriate, and 8) annually evaluating the adequacy of the Nominating and Corporate Governance Committee charter and recommend any changes to the Board.

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

Compensation Committee

The Board has adopted a Compensation Committee charter, which is published on our website at https://www. solunacomputing.com/investors/governance/. The Compensation Committee consists of Messrs. Phelan (Chairman), Hazelip, and Bottomley. The Board has determined that each member of the Compensation Committee is independent, as defined under the applicable rules and listing standards of Nasdaq and SEC rules and regulations.

The role of the Compensation Committee is to assist the Board by:

1) reviewing and approving compensation programs, philosophy, and practices of the Company for service providers of the Company, particularly as it relates to its executive officers, key employees, and directors; 2) reviewing and evaluating annually the Company objectives and goals regarding our Chief Executive Officer’s compensation and the approval or recommendation for approval to the Board of such compensation; 3) evaluating director compensation and making recommendations to the Board regarding such compensation; 4) annually evaluating the adequacy of the Compensation Committee charter and recommending any changes to the Board5) administering the Company’s equity compensation plans; and 6) determining succession planning and management development for the Chief Executive Officer and other executive officers and key employees.

In fulfilling its responsibilities, the Compensation Committee may delegate any or all of its responsibilities to a subcommittee of the Compensation Committee and, to the extent not expressly reserved to the Compensation Committee by the Board or by applicable law, rule, or regulation, to any other committee of directors appointed by it.

The Compensation Committee administers our executive compensation programs. This Compensation Committee is responsible for establishing the policies that govern base salaries, as well as short- and long-term incentives, for executives and senior management. The Committee has approval authority regarding the compensation of the Company’s Chief Executive Officer, as well as the Company’s other executive officers and key employees.

Executive Committee

The Board formed an Executive Committee in January 2022 and adopted an Executive Committee charter, which is published on our website at https://www.solunacomputing.com/investors/governance/. The Executive Committee consists of Messrs. Phelan (Chairman), Bottomley, Lipman, and Toporek. The Board has determined that each of Mr. Phelan and Mr. Bottomley are independent, as defined under the applicable rules and listing standards of Nasdaq.

The purpose of the Executive Committee is to represent and assist the Board in its review and approval of certain transactions and other matters requiring Board consideration, and to take action, where necessary, appropriate and authorized by the Board during intervals between regular and special meetings of the Board. The Executive Committee has authority to: 1) monitor the management’s performance against the approved budget of record; 2) authorize mining equipment purchase transactions up to the total uncommitted value of the current budget for mining equipment purchase transactions as approved by the Board; 3) authorize the price at which equity securities of the Company are sold; 4) authorize the payment of dividends to holders of preferred stock of the Company, provided that the Chief Financial Officer of the Company confirms, in advance of any such payment, the sufficiency of the Company’s available funds and financial ability to make any such payment; and 5) identify and assess business risks and develop and propose recommendations to management and the Board to minimize such risks. Notwithstanding anything in the foregoing, the Executive Committee is not authorized to 1) take any action that requires an adoption by an independent majority of the Board; 2) complete any transaction that would have a material effect on the Company’s financial statements; or 3) complete any transaction that qualifies as a related party transaction.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own more than 10% of our outstanding common shares to file reports with the SEC regarding their share ownership and changes in their ownership of our common shares. Based on our records and representations from our directors and executive officers, we believe that all Section 16(a) filing requirements applicable to our directors and executive officers were complied with during the fiscal year ended December 31, 2024, except for the following: due to administrative error, Mr. Lipman and Mr. Toporek failed to timely file Form 4s on October 31, 2024, to report the disposition of 8,000 shares of Common Stock, on November 1, 2024, to report the disposition of 31,300 shares of Common Stock, and on November 4, 2024, to report the disposition of 20,600 shares of Common Stock.

Item 11. Executive Compensation

Compensation Philosophy

The primary objectives of our compensation policies are to attract, retain, motivate, develop, and reward our\ management team for executing our strategic business plan, thereby enhancing stockholder value, while recognizing and rewarding individual and Company performance. These compensation policies include: (i) an overall management compensation program that is competitive with companies of similar size or within our industries and (ii) long-term incentive compensation in the form of stock-based compensation that is aimed towards encouraging management to continue to focus on stockholder returns. Our executive compensation program ties a substantial portion of our executives’ overall compensation to key strategic, financial, and operational goals, including: establishing and maintaining customer relationships; meeting revenue targets and profit and expense targets; growing our assets under management; evolving our AI business; and improving operational efficiency.

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

Summary of Cash and Other Compensation

The following table sets forth the total compensation awarded to, earned by, or paid to, for services rendered in all capacities to the Company during the fiscal years ended December 31, 2024 and December 31, 2023, our “named executive officers,” as defined in SEC rules.

SUMMARY COMPENSATION TABLE

Name and Principal		Salary	Stock Awards		All Other Compensation	Total
Position	Year	($)	($)(1)		($)(2)	($)
John Belizaire
Chief Executive Officer (3)	2024	450,000	1,718,244	(4)	13,800	2,182,044
	2023	424,815	—		16,993	441,808

John Tunison Chief Financial Officer (5)	2024	263,958	528,467	(6)	8,167	800,592

Michael Toporek
Executive Chairman of the Board and Former Chief Executive Officer (7)	2024	315,000	6,727,285	(8)	12,600	7,054,885
	2023	327,940	—		13,118	341,058

(1)	Represents the grant date fair value in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 of the grants during each year presented. The value was determined by using the grant date fair value per award multiplied by the shares granted, as per the grant date.

(2)	Represents the Company’s 401K match for the executive employees named.

(3)	Effective May 1, 2023, Mr. Belizaire was appointed as Chief Executive Officer of Soluna Holdings, Inc.

(4)	Mr. Belizaire was granted 141,176 restricted stock awards of common stock on April 15, 2024, 100,000 restricted Series A preferred stock awards on April 15, 2024, 21,361 restricted stock awards on June 1, 2024, 170,800 restricted stock awards on September 1, 2024, and 153,745 restricted stock awards on December 1, 2024.

(5)	The Company has appointed John Tunison to serve as the Chief Financial Officer and Treasurer of the Company, effective April 8, 2024, with employment commencing on March 29, 2024.

(6)	Mr. Tunison was granted 47,059 restricted stock awards of common stock on April 15, 2024, 25,000 restricted Series A preferred stock awards on April 15, 2024, 6,852 restricted stock awards on June 1, 2024, 52,845 restricted stock awards on September 1, 2024, and 49,315 restricted stock awards on December 1, 2024.

(7)	Effective May 1, 2023, Mr. Toporek resigned as Chief Executive Officer of Soluna Holdings, Inc. and was appointed Executive Chairman of the Board.

(8)	Mr. Toporek was granted 317,647 restricted stock awards of common stock on April 15, 2024, 1,244,969 restricted Series A preferred stock awards on April 15, 2024, 51,464 restricted stock awards on June 1, 2024, 439,706 restricted stock awards on September 1, 2024, and 370,402 restricted stock awards on December 1, 2024.

Base Salary and Cash Incentives of our Chief Executive Officer and Chief Financial Officer

John Belizaire

Pursuant to the merger with Soluna Callisto, SCI and John Belizaire entered into an employment agreement, dated as of October 29, 2021, pursuant to which Mr. Belizaire served as President and Chief Executive Officer of SCI. The employment agreement provided for an initial term beginning on October 29, 2021, the effective date of the merger, and ending 36 months thereafter and, unless either party provides written notice ninety (90) days prior to the expiration of such initial term that the agreement will not be renewed, will be automatically renewed for an additional 12-month period on the third and each subsequent anniversary date of the effective date of the merger.

The agreement provided for an annual base salary of $350,000, an annual cash performance bonus of up to $175,000, an annual grant of restricted stock units (“RSUs”) with an aggregate grant date fair value of up to $175,000, and a one-time “sign-on” grant of RSUs with a value equal to $811,410. The amount of the annual performance bonus Mr. Belizaire would actually receive will be based on his attainment of company and/or personal performance objectives (“key performance objectives”) approved by the Board with respect to Mr. Belizaire for each calendar year, with the performance bonus prorated on a proportionate basis if he achieves at least 75%, but less than 100%, of the applicable key performance objectives.

Each annual RSU award will vest on a proportionate basis if Mr. Belizaire achieves at least 75% of his applicable key performance objectives, with the RSUs becoming fully vested if he achieves 100% of such key performance objectives.

The agreement provided that the Company will issue the RSUs constituting the one-time sign-on grant within 60 days following the effective date of the merger, or December 28, 2021, subject to Mr. Belizaire’s continued employment on the date of issuance, and they were issued on October 29, 2021, the effective date of the merger. One-third of such RSUs will vest on the 12-month anniversary of the date of grant, or October 29, 2022, with one-twenty-fourth of the remaining two-thirds vesting upon the last day of each complete month after October 29, 2022, in each case assuming that Mr. Belizaire is still providing services to SCI in the capacity of an employee, officer, director, consultant, or advisor on the applicable vesting date.

Any unvested RSUs will become fully vested upon the termination of Mr. Belizaire’s employment by SCI without Cause or by Mr. Belizaire for Good Reason, or upon a Change of Control, provided that Mr. Belizaire remains in employment with the Company through the Change of Control date, each as defined in the agreement.

The agreement also provides that it will terminate immediately upon Mr. Belizaire’s death or the determination that he is Disabled, as defined in the agreement. In addition, SCI may terminate Mr. Belizaire’s employment for or other than for Cause and Mr. Belizaire may terminate his employment immediately if for Good Reason or upon thirty (30) days written notice if other than for Good Reason. If SCI terminates Mr. Belizaire’s employment other than for Cause or Mr. Belizaire terminates his employment for Good Reason, then in addition to any accrued salary and other payments and benefits earned to date, assuming Mr. Belizaire has executed and delivered to SCI a general release of claims and does not revoke or breach any provision thereof, he will receive: (i) a severance payment equal to his then-current base salary for a period of six-months; (ii) any amount of his performance bonus earned for the most recently-completed calendar year based on attainment of the applicable key performance objectives for such year, to the extent unpaid as of his termination date; (iii) any amount of his performance bonus earned for the current calendar year based on attainment of the applicable key performance objectives for such year, prorated based on the number of days Mr. Belizaire was employed during such year; and (iv) if he is eligible for and elects continuation coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (COBRA), continued copayment by SCI for Mr. Belizaire’s coverage under SCI’s group health plan during the 18-month period following the termination of his employment to the same extent that it was paying for such coverage immediately prior to his termination.

Pursuant to the employment agreement, SCI and Mr. Belizaire entered into a proprietary rights and restrictive covenants agreement that contains provisions with respect to safeguarding SCI’s proprietary and confidential information, as well as non-solicitation and non-compete provisions.

Effective May 1, 2023, Mr. Belizaire was appointed as Chief Executive Officer of Soluna Holdings, Inc. Pursuant to the Amended and Restated Employment Agreement dated November 20, 2023 (the “Belizaire Amended Agreement”), Mr. Belizaire agreed to serve as Soluna Holdings, Inc.’s Chief Executive Officer for an initial term beginning as of May 1, 2023, and continuing through December 31, 2027, to be extended automatically for successive one-year periods unless at least ninety (90) calendar days prior to the expiration of such term, either Mr. Belizaire or the Company notifies the other party in writing that such extension will not take effect, in consideration for a retroactive (to May 1, 2023) cash adjustment of his prior base salary through the date of the Belizaire Amended Agreement and a base salary thereafter of $450,000, which will be subject to annual cost of living adjustments and annual review by the Board or the Compensation Committee and may be increased from time to time by the Board or the Compensation Committee (“Belizaire Base Salary”). The Belizaire Amended Agreement provides for annual performance bonuses under the 2023 annual bonus incentive plan based on achievement of key performance objectives and eligibility for employee benefit plans in effect until Mr. Belizaire’s employment with the Company is terminated.

Pursuant to the Belizaire Amended Agreement, if Mr. Belizaire is terminated for any reason other than for Cause or resignation for Good Reason (each as defined in the Belizaire Amended Agreement), he is entitled to receive (i) a lump sum payment in the amount equal to the sum of Mr. Belizaire’s earned but unpaid Belizaire Base Salary through the date of termination, (ii) his earned but unpaid annual performance bonus for the calendar year preceding the date of termination based on actual attainment of the applicable performance objectives for such year, (iii) his earned but unpaid annual performance bonus for the current calendar year based on actual attainment of the applicable performance objectives for such year, which shall be paid in its entirety if the applicable performance objectives were achieved prior to the date of termination, and which otherwise shall be pro-rated based on the ratio of the number of days employed during such year to three hundred sixty-five (365) , (iv) his accrued but unused vacation days as of the date of termination, (v) reimbursement for any unreimbursed business expenses incurred through the date of termination, and (vi) any other benefits or rights Mr. Belizaire will have accrued or earned through his date of termination under the terms of any employee benefit plan. Additionally, if Mr. Belizaire is terminated without Cause or he resigns for Good Reason, subject to satisfaction of certain release conditions, he will also be entitled to coverage under the Company’s health insurance plan covering Mr. Belizaire for eighteen (18) months after the termination of his employment, and six months of his Base Salary, paid in equal monthly installments on regular Company payroll dates over the six months following such termination date.

John Tunison

The Company appointed John Tunison to serve as the Chief Financial Officer and Treasurer of the Company, effective as of March 29, 2024. In connection with the Board’s appointment of Mr. Tunison as Chief Financial Officer, the Company and Mr. Tunison entered into a three-year employment agreement (the “Employment Agreement”). The Employment Agreement provides for (i) an initial annual base salary of $350,000 and a potential performance bonus of up to 50% of the base salary as well as severance and other standard employment benefits (ii) an equity award in the form of restricted common stock under incentive equity plans maintained by the Company on the Company’s standard form award agreements with a reference percentage of 2% and (iii) an equity award in the form of restricted preferred stock under incentive equity plans maintained by the Company on the Company’s standard form award agreements for 25,000 shares.

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

Outstanding Equity Awards at Fiscal Year End

The following table provides information as to equity awards granted by the Company and held by John Belizaire, John Tunison and Michael Toporek, outstanding as of December 31, 2024.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)

John Belizaire	-	-	-	-	-	-	-	494,256	1,500,238
John Tunison	-	-	-	-	-	-	-	181,071	552,749
Michael Toporek	300	-	-	22.50	12/12/2028	-	-	2,424,188	13,681,081

Director Compensation for Fiscal Year 2024

On May 15, 2023, the Board’s Compensation Committee authorized non-employee directors to receive cash compensation, as follows: (i) $20,000 per annum to each non-employee director of the Board, an additional (ii) $15,000 per annum to each director then serving as a chairperson of the Audit Committee or the Compensation Committee of the Board, an additional (iii) $10,000 per annum for the Lead Independent Director of the Board, and an additional (iv) $15,000 per annum to each member of the Executive Committee. Future director compensation will be determined by the Compensation Committee. Directors who are also our employees, in particular Mr. Toporek, Mr. Belizaire, and partially Mr. Michaels for his time served as Interim CFO, are not compensated for serving on the Board. There were no changes for the fiscal year 2024.

The following table details the total compensation of the Company’s non-employee directors for the fiscal year ended December 31, 2024.

	Fees Earned or Paid in Cash	Stock awards		Stock options	Total
Name	($)	($)(1)		($)(2)	($)
John Bottomley	35,000	413,537	(3)	-	448,537
William Hazelip	20,000	413,537	(4)	-	433,537
Edward R. Hirshfield	20,000	413,537	(5)	-	433,537
Matthew E. Lipman	35,000	413,537	(6)	-	448,537
Thomas J. Marusak	35,000	538,898	(7)	-	573,898
David C. Michaels	14,583	538,898	(8)	-	553,481
William P. Phelan	60,000	929,519	(9)	-	989,519

(1)	Represents the aggregate grant date fair value for grants made in 2024 computed in accordance with FASB ASC Topic 718. This calculation does not give effect to any estimate of forfeitures related to service-based vesting, but assumes that the director will perform the requisite service for the award to vest in full.

(2)	There were no stock options granted to the members of the Board for the fiscal year ended December 31, 2024. The aggregate number of shares of Common Stock underlying stock options outstanding as of December 31, 2024 held by each of Mr. Hirshfield and Mr. Lipman was 300, the aggregate number of shares of Common Stock underlying stock options outstanding as of December 31, 2024 held by Mr. Marusak was 125, the aggregate number of shares of Common Stock underlying stock options outstanding as of December 31, 2024 held by Mr. Michaels was 1,200 and the aggregate number of shares of Common Stock underlying stock options outstanding as of December 31, 2024 held by Mr. Phelan was 250. Each of Mr. Bottomley and Mr. Hazelip did not hold any stock options as of December 31, 2024.

(3)	Mr. Bottomley was granted 35,294 restricted stock awards of common stock on April 15, 2024, 26,489 restricted Series A preferred stock awards on April 15, 2024, 5,114 restricted stock awards on June 1, 2024, 39,260 restricted stock awards on September 1, 2024, and 36,805 restricted stock awards on December 1, 2024. As of December 31, 2024, Mr. Bottomley held 1,640 restricted stock units, 116,473 restricted stock awards and 26,489 restricted Series A preferred stock awards.

(4)	Mr. Hazelip was granted 35,294 restricted stock awards of common stock on April 15, 2024, 26,489 restricted Series A preferred stock awards on April 15, 2024, 5,114 restricted stock awards on June 1, 2024, 39,260 restricted stock awards on September 1, 2024, and 36,805 restricted stock awards on December 1, 2024. As of December 31, 2024, Mr. Hazelip held 894 restricted stock units, 116,473 restricted stock awards and 26,489 restricted Series A preferred stock awards.

(5)	Mr. Hirshfield was granted 35,294 restricted stock awards of common stock on April 15, 2024, 26,489 restricted Series A preferred stock awards on April 15, 2024, 5,114 restricted stock awards on June 1, 2024, 39,260 restricted stock awards on September 1, 2024, and 36,805 restricted stock awards on December 1, 2024. As of December 31, 2024, Mr. Hirshfield held 1,120 restricted stock units, 116,473 restricted stock awards and 17,748 restricted Series A preferred stock awards.

(6)	Mr. Lipman was granted 35,294 restricted stock awards of common stock on April 15, 2024, 26,489 restricted Series A preferred stock awards on April 15, 2024, 5,114 restricted stock awards on June 1, 2024, 39,260 restricted stock awards on September 1, 2024, and 36,805 restricted stock awards on December 1, 2024. As of December 31, 2024, Mr. Lipman held 1,640 restricted stock units, 116,473 restricted stock awards and 26,489 restricted Series A preferred stock awards.

(7)	Mr. Marusak was granted 41,176 restricted stock awards of common stock on April 15, 2024, 52,977 restricted Series A preferred stock awards on April 15, 2024, 5,981 restricted stock awards on June 1, 2024, 46,021 restricted stock awards on September 1, 2024, and 43,044 restricted stock awards on December 1, 2024. As of December 31, 2024, Mr. Marusak held 1,640 restricted stock units, 136,222 restricted stock awards and 52,977 restricted Series A preferred stock awards.

(8)	Mr. Michaels was granted 41,176 restricted stock awards of common stock on April 15, 2024, 52,977 restricted Series A preferred stock awards on April 15, 2024, 5,981 restricted stock awards on June 1, 2024, 46,021 restricted stock awards on September 1, 2024, and 43,044 restricted stock awards on December 1, 2024 for his service as a Director of the Board. As of December 31, 2024, Mr. Michaels held 1,640 restricted stock units, 161,531 restricted stock awards and 52,977 restricted Series A preferred stock awards.

(9)	Mr. Phelan was granted 47,059 restricted stock awards of common stock on April 15, 2024, 185,421 restricted Series A preferred stock awards on April 15, 2024, 6,852 restricted stock awards on June 1, 2024, 52,845 restricted stock awards on September 1, 2024, and 49,315 restricted stock awards on December 1, 2024. As of December 31, 2024, Mr. Phelan held 3,240 restricted stock units, 157,771 restricted stock awards and 185,421 restricted Series A preferred stock awards.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents certain information as of December 31, 2024, with respect to the Soluna Holdings, Inc. Third Amended and Restated 2021 Stock Incentive Plan (the “2021 Plan”) and the Soluna Holdings, Inc. Amended and Restated 2023 Stock Incentive Plan (the “2023 Plan”, together with the 2021 Plan, the “Plans”), under which equity securities of the Company are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1) (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	213,557	$0.35	418,476	(2)
Equity compensation plans not approved by security holders	-	-	-

(1)	The securities available under the Plans for issuance and issuable pursuant to exercises of outstanding options may be adjusted in the event of a change in outstanding stock by reason of stock dividend, stock splits, reverse stock splits, etc.

(2)	On the first trading day of each quarter commencing January 1, 2023 and continuing through the fiscal year ending December 31, 2024, the number of shares of our Common Stock reserved for issuance under the 2021 Plan increased by 18.75% of the number of shares of Common Stock outstanding on such date, and on the first trading day of each quarter commencing January 1, 2025 and continuing through the second quarter of the fiscal year ending December 31, 2027, the number of shares of our Common Stock reserved for issuance under the 2021 Plan shall increase by 22.75% of the number of shares of Common Stock outstanding on such date. From the first trading day of each quarter commencing July 1, 2027, the number of shares of our Common Stock reserved for issuance under the 2021 Plan shall revert to 18.75% of the number of shares of Common Stock outstanding on such date. On the first trading day of each quarter commencing July 1, 2023, the number of shares of our Common Stock reserved for issuance under the 2023 Plan shall increase by 23.75% of the number of shares of Common Stock outstanding on such date.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding shares of Common Stock beneficially owned as of March 20, 2025, for (i) each stockholder known to be the beneficial owner of more than 5% of our outstanding shares of Common Stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares over which such person, directly or indirectly, exercises sole or shared voting or investment power.

Name of Beneficial Owner(2)	Number(2)	Percent of Class(1)
Named Executive Officers
Michael Toporek(3)	1,180,338	9.5%
John Belizaire(4)	496,302	4.0%
John Tunison(5)	156,071	1.2%

Non-Employee Directors
Matthew E. Lipman(6)	118,977	1.0%
William P. Phelan(7)	169,657	1.4%
Thomas J. Marusak(8)	146,843	1.2%
Edward R. Hirshfield(9)	117,893	* %
William Hazelip(10)	117,773	* %
John Bottomley(11)	118,433	* %
David C. Michaels(12)	177,091	1.4%
All current directors and executive officers as a group (10 persons)	2,799,439	22.4%

Greater than 5% Holders
Chuntao Zhou(13)	1,455,938	4.99%

* Less than 1%

(1)	Based on 12,486,512 shares of Common Stock outstanding on March 20, 2025, and, with respect to each individual holder, rights to acquire shares of Common Stock exercisable within 60 days of March 20, 2025.

(2)	Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares of Common Stock beneficially owned by the stockholder.

(3)	Includes 300 shares of Common Stock issuable to Mr. Toporek upon exercise of stock options exercisable as of March 20, 2025. Includes 1,179,219 restricted stock awards representing shares of Common Stock, which will vest 100% upon the reporting person’s separation from the Company.

(4)	Includes 181,294 restricted stock awards representing shares of Common Stock, which vested 33% during 2024, and will vest 33% on June 1, 2025, and 34% on June 1, 2026, in each case subject to the reporting person remaining in the service of the Company on each such vesting date. Includes 152,043 restricted stock awards representing shares of Common Stock, which will vest 33% on September 1, 2025, 33% on September 1, 2026, and 34% on September 1, 2027, in each case subject to the reporting person remaining in the service of the Company on each such vesting date. Includes 153,745 restricted stock awards representing shares of Common Stock, which will vest 33% on December 1, 2025, 33% on December 1, 2026, and 34% on December 1, 2027, in each case subject to the reporting person remaining in the service of the Company on each such vesting date.

(5)	Mr. Tunison was appointed Chief Financial Officer of the Company on April 8, 2024, and was granted 57,987 restricted stock awards representing shares of Common Stock which will vest 33% on June 1, 2025, 33% on June 1, 2026, and 34% on June 1,2027, in each case subject to the reporting person remaining in the service of the issuer on each such vesting date. Includes 48,769 restricted stock awards representing shares of Common Stock, which will vest 33% on September 1, 2025, 33% on September 1, 2026, and 34% on September 1, 2027, in each case subject to the reporting person remaining in the service of the Company on each such vesting date. Includes 49,315 restricted stock awards representing shares of Common Stock, which will vest 33% on December 1, 2025, 33% on December 1, 2026, and 34% on December 1, 2027, in each case subject to the reporting person remaining in the service of the Company on each such vesting date.

(6)	Includes 300 shares of Common Stock issuable to Mr. Lipman upon exercise of stock options exercisable within 60 days of March 20, 2025. Includes 116,473 restricted stock awards representing shares of Common Stock, which will vest 100% upon the reporting person’s separation from the Company.

(7)	Includes 250 shares of Common Stock issuable to Mr. Phelan upon exercise of stock options exercisable within 60 days of March 20, 2025. Includes 156,071 restricted stock awards representing shares of Common Stock, which will vest 100% upon the reporting person’s separation from the Company.

(8)	Includes 125 shares of Common Stock issuable to Mr. Marusak upon exercise of stock options exercisable within 60 days of March 20, 2025. Includes 50,610 restricted stock awards representing shares of Common Stock, which vested 33% during 2024, and will vest 33% on June 1, 2025, and 34% on June 1, 2026, in each case subject to the reporting person remaining in the service of the Company on each such vesting date. Includes 42,568 restricted stock awards representing shares of Common Stock, which will vest 33% on September 1, 2025, 33% on September 1, 2026, and 34% on September 1, 2027, in each case subject to the reporting person remaining in the service of the Company on each such vesting date. Includes 43,044 restricted stock awards representing shares of Common Stock, which will vest 33% on December 1, 2025, 33% on December 1, 2026, and 34% on December 1, 2027, in each case subject to the reporting person remaining in the service of the Company on each such vesting date.

(9)	Includes 300 shares of Common Stock issuable to Mr. Hirshfield upon exercise of stock options exercisable within 60 days of March 20, 2025. Includes 77,650 restricted stock awards representing shares of Common Stock, which will vest 100% upon the reporting person’s separation from the Company. Includes 14,423 restricted stock awards representing shares of Common Stock, which will vest 33% on June 1, 2025, 33% on June 1, 2026, and 34% on June 1, 2027, in each case subject to the reporting person remaining in the service of the Company on each such vesting date. Includes 12,132 restricted stock awards representing shares of Common Stock, which will vest 33% on September 1, 2025, 33% on September 1, 2026, and 34% on September 1, 2027, in each case subject to the reporting person remaining in the service of the Company on each such vesting date. Includes 12,268 restricted stock awards representing shares of Common Stock, which will vest 33% on December 1, 2025, 33% on December 1, 2026, and 34% on December 1, 2027, in each case subject to the reporting person remaining in the service of the Company on each such vesting date.

(10)	Includes 116,473 restricted stock awards representing shares of Common Stock, which will vest 100% upon the reporting person’s separation from the Company.

(11)	Includes 116,473 restricted stock awards representing shares of Common Stock, which will vest 100% upon the reporting person’s separation from the Company.

(12)	Includes 600 shares of Common Stock issuable to Mr. Michaels upon exercise of stock options exercisable within 60 days of March 20, 2025. Includes 136,222 restricted stock awards representing shares of Common Stock, which will vest 100% upon the reporting person’s separation from the Company.

(13)

Includes warrants to purchase 60,000 shares of Common Stock that are exercisable within 60 days of March 20, 2025, warrants to purchase 140,000 shares of Common Stock that are exercisable within 60 days of March 20, 2025, and 1,250,000 shares of Common Stock underlying 62,500 shares of Series B Preferred Stock which are subject to a 4.99% beneficial ownership blocker and may be converted within 60 days of March 20, 2025. The number of shares listed in the first column assumes the full conversion of the shares of Series B Preferred Stock without regard to any limitations on exercise, but the percentage set forth in the second column is limited by the 4.99% beneficial ownership blocker.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following is a description of transactions since January 1, 2023, and each currently proposed transaction in which:

●	We have been or are to be a participant;

●	the amount involved exceeded or will exceed the lesser of $120,000 or 1% of our total assets at year-end for our last two completed fiscal years; and

●	any of our directors, executive officers or beneficial owners of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest, other than compensation and other arrangements that are described in the section titled “Executive Compensation.”

MeOH Power, Inc.

On December 18, 2013, MeOH Power, Inc. (“MeOH”) and the Company executed a Senior Demand Promissory Note (the “Note”) in the amount of $380 thousand to secure the intercompany amounts due to the Company from MeOH upon the deconsolidation of MeOH. Interest accrues on the Note at the Prime Rate in effect on the first business day of the month, as published in the Wall Street Journal. At the Company’s option, all or part of the principal and interest due on this Note may be converted to shares of common stock of MeOH at a rate of $0.07 per share. Interest began accruing on January 1, 2014. The Company recorded a full allowance against the Note. As of December 31, 2024 and December 31, 2023, $385 thousand and $363 thousand, respectively, of principal and interest are available to convert into shares of common stock of MeOH. Any adjustments to the allowance are recorded as miscellaneous expenses during the period incurred.

HEL Transactions

On October 29, 2021, the Company completed the Soluna Callisto acquisition pursuant to a merger agreement (the “Merger Agreement”). The purpose of the transaction was for SCI to acquire substantially all of the assets (other than those assets physically located in Morocco) formerly held by Harmattan Energy, Ltd. (formerly Soluna Technologies, Ltd.) (“HEL”), which assets consisted of SCI’s existing pipeline of certain cryptocurrency mining projects that HEL previously transferred to SCI, which was formed expressly for this purpose, and to provide SCI with the opportunity to directly employ or retain the services of four individuals whose services it had retained through HEL prior to the merger. As a result of the merger, each share of common stock of Soluna Callisto issued and outstanding immediately prior to the effective time of the merger, other than shares owned by the Company or any of our subsidiaries, was canceled and converted into the right to receive a proportionate share of up to 118,800 shares (the “Merger Shares”) of Mechanical Technology, Incorporated common stock, payable upon the achievement of certain milestones.

Due to conditions being met within the Merger Agreement in relation to energization and retention of employees, the Company has advised SCI US Holdings LLC, a Delaware limited liability company, who is the sole Effective Time Holder (as defined in the Merger Agreement) of the right to receive the Merger Shares and that 19,800 Merger Shares were issued on April 19, 2024 and 39,600 Merger Shares were issued on October 10, 2023. SCI US Holdings LLC has consented to the issuance of such Merger Shares as required under the Merger Agreement and has directed the Company to issue such Merger Shares to its affiliate, HEL. Following the issuance of the 59,400 Merger Shares, a total of 59,400 Merger Shares remain available for possible issuance pursuant to the terms of the Merger Agreement.

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

Michael Toporek, the former Chief Executive Officer, and current Executive Director of the Company, owns (i) 90% of the equity of Soluna Technologies Investment I, LLC, which owns 57.9% of HEL and (ii) 100% of the equity of MJT Park Investors, Inc., which owns 3.1% of HEL, in each case, on a fully diluted basis. Mr. Toporek does not own directly, or indirectly, any equity interest in Tera Joule, LLC (“Tera Joule”), which owns 9.2% of HEL; however, as a result of his 100% ownership of Brookstone IAC, Inc. (“Brookstone IAC”), which is the manager of Tera Joule, he has dispositive power over the equity interests that Tera Joule owns in HEL.

In addition, one of the Company’s directors, Matthew E. Lipman, serves as a director and is currently acting as President of HEL. Mr. Lipman does not directly own any equity interest in Tera Joule, which owns 9.2% of HEL; however, as a result of his position as a director and officer of Brookstone IAC, which is the manager of Tera Joule, he has dispositive power over the equity interests that Tera Joule owns in HEL. As a result, the approximate dollar value of the amount of Mr. Toporek’s and Mr. Lipman’s interest in the Company’s transactions with HEL for the year ended December 31, 2024 was $0 and $0.

John Belizaire, the Company’s Chief Executive Officer, and John Bottomley, who were elected to the Board upon the effective time of SCI’s acquisition of Soluna Callisto, serve as directors of HEL. In addition, Mr. Belizaire is the beneficial owner of 1,317,567 shares of common stock of HEL and 102,380 Class Seed Preferred shares, which are convertible into 86,763 shares of common stock of HEL. These interests give Mr. Belizaire an ownership of 10.54% in HEL. Mr. Belizaire also owns an interest in HEL indirectly through his 5.0139% interest of Tera Joule’s 965,945 Class Seed Preferred shares, which are convertible into 818,596 shares of common stock of HEL. Mr. Bottomley is the beneficial owner of 96,189, or approximately 0.72%, of the outstanding shares of common stock of HEL.

The Company’s investment in HEL was initially carried at the cost of investment and was $750 thousand. Based on evaluation of projections for the Company’s investment in HEL, the Company fully impaired the equity investment of $750 thousand as of December 31, 2022, writing it down to $0.

The Company owned approximately 1.79% of HEL, calculated on a converted fully diluted basis, as of December 31, 2024 and December 31, 2023. The Company may enter into additional transactions with HEL in the future.

Yorkville SEPA

YA entered into the SEPA with the Company on August 12, 2024. Under the SEPA, the Company has the option to sell up to $25 million of Common Stock to YA, and YA is obligated to purchase such shares, at a price and on the terms and subject to the conditions set forth in the SEPA. YA beneficially owns more than 5% of our capital stock.

Policies and Procedures for Related Party Transactions

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

Director Independence

Pursuant to the rules of Nasdaq, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Under such rules, the Board has determined that Messrs. Bottomley, Hazelip, Hirshfield, Marusak, and Phelan are “independent directors,” as defined by the rules and listing standards of Nasdaq. Messrs. Michaels, Belizaire, Lipman and Toporek are not independent directors under the Nasdaq rules. In making such independence determinations, our board of directors considered the relationships that each non-employee director has with us and all other facts and circumstances that our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. In considering the independence of the directors listed above, our board of directors considered the association of our directors with the holders of more than 5% of our common stock. There are no family relationships among any of our directors and executive officers.

Item 14. Principal Accountant Fees and Services

Principal Accountant Fees and Services

The following table summarizes the fees paid for professional services rendered by UHY LLP, our independent registered public accounting firm, for each of the last fiscal years:

	For the Years End December 31,
	2024	2023
Audit fees	$675,000	$510,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	118,000	-
Total	$793,000	$510,000

Audit Fees

Audit fees for the fiscal years ended December 31, 2024 and 2023, were for professional services rendered for the annual financial statements audit and related audit procedures, the audit of internal control over financial reporting, work performed in connection with any registration statements, including comfort letters, and any applicable Current Reports on Form 8-K and the review of any of our Quarterly Reports on Form 10-Q.

All Other Fees

All other fees for the fiscal year December 31, 2024 were for professional services rendered for standalone financial statements audits and related audit procedures of two subsidiaries of Soluna Digital, Inc.

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

PART IV

Item 15: Exhibits, Financial Statement Schedules

15(a) (1) Financial Statements: The financial statements filed herewith are set forth on the Index to Consolidated Financial Statements on page F-1 of the separate financial section which accompanies this Annual Report, which is incorporated herein by reference.

15(a) (2) Financial Statement Schedules: Financial statement schedules not listed have been omitted because they are either not required, not applicable, or the information has been included elsewhere in the consolidated financial statements or notes thereto.

15(a) (3)

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated August 11, 2021, by and among Soluna Holdings, Inc., formerly known as Mechanical Technology, Incorporated, SCI Merger Sub, Inc., and Soluna Callisto Holdings Inc., formerly known as Soluna Computing, Inc. (incorporated by reference from Exhibit 2.1 of the Company’s Form 8-K Report filed August 12, 2021).

3.1	Articles of Incorporation of Soluna Holdings, Inc., formerly known as Mechanical Technology, Incorporated (incorporated by reference from Exhibit 3.1 of the Company’s Form 10-K Report for the year ended December 31, 2020 (the “2020 Form 10-K”)).

3.2	Articles of Merger filed with the Secretary of State of Nevada (incorporated by reference from Exhibit 3.3 of the 2020 Form 10-K).

3.3	Certificate of Merger filed with the Department of State of New York (incorporated by reference from Exhibit 3.4 of the 2020 Form 10-K).

3.4	Certificate of Amendment filed with the Secretary of State of Nevada dated June 9, 2021 (incorporated by reference from Exhibit 3.1 of the Company’s Form 8-K Report filed June 15, 2021).

3.5	Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of Nevada on November 2, 2021 (incorporated by reference from Exhibit 3.1 of the Company’s Form 8-K Report filed November 4, 2021).

3.6	Bylaws of the Soluna Holdings, Inc., formerly known as Mechanical Technology, Incorporated, (incorporated by reference from Exhibit 3.2 of the 2020 Form 10-K).

3.7	Certificate of Designations, Preferences and Rights of 9.0% Series A Cumulative Perpetual Preferred Stock filed with the Secretary of State of the State of Nevada on August 18, 2021 (Incorporated by reference to the Company’s Form 8-A, filed with the SEC on August 19, 2021).

3.8	Certificate of Amendment to Certificate of Designations, Preferences and Rights of 9.0% Series A Cumulative Perpetual Preferred Stock, filed with the Secretary of State of the State of Nevada on December 22, 2021 (Incorporated by reference to the Company’s Form 8-K Report filed with the SEC on December 29, 2021).

3.9	Certificate of Amendment to Certificate of Designations, Preferences and Rights of 9.0% Series A Cumulative Perpetual Preferred Stock, filed with the Secretary of State of the State of Nevada on April 21, 2022 (Incorporated by reference to the Company’s Form 8-K Report filed with the SEC on April 27, 2022).

3.10	Certificate of Designation of Series B Convertible Preferred Stock, filed with the Nevada Secretary of State on July 20, 2022 (Incorporated by reference to the Company’s Form 8-K Report filed with the SEC on July 20, 2022).

3.11	Certificate of Change dated October 11, 2023 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K Report filed October 17, 2023)

4.1	Form of Common Purchase Warrant (incorporated by reference from Exhibit 4.3 of the Company’s Registration Statement on Form S-1/A filed April 12, 2021).

4.2	Form of Underwriters’ Warrant (incorporated by reference from Exhibit 4.4 of the Company’s Registration Statement on Form S-1/A filed April 12, 2021).

4.3	Form of Warrant Agent Agreement between Soluna Holdings, Inc., formerly known as Mechanical Technology, Incorporated, and American Stock Transfer & Trust Company, LLC (incorporated by reference from Exhibit 4.1 of the Company’s Form 8-K Report filed April 29, 2021).

4.4	Form of 9.0% Series A Cumulative Perpetual Preferred Stock Certificate (incorporated by reference from Exhibit 4.2 of the Company’s Form 8-K Report filed August 23, 2021).

4.5	Form of Secured Convertible Note issued by the Company pursuant to and in accordance with the Securities Purchase Agreement dated as of October 20, 2021 (incorporated by reference from Exhibit 4.1 of the Company’s Form 8-K Report filed October 25, 2021).

4.6	Form of Class A Common Stock Purchase Warrant issued by the Company pursuant to and in accordance with the Securities Purchase Agreement dated as of October 20, 2021 (incorporated by reference from Exhibit 4.2 of the Company’s Form 8-K Report filed October 25, 2021).

4.7	Form of Class B Common Stock Purchase Warrant issued by the Company pursuant to and in accordance with the Securities Purchase Agreement dated as of October 20, 2021 (incorporated by reference from Exhibit 4.3 of the Company’s Form 8-K Report filed October 25, 2021).

4.8	Form of Class C Common Stock Purchase Warrant issued by the Company pursuant to and in accordance with the Securities Purchase Agreement dated as of October 20, 2021 (incorporated by reference from Exhibit 4.4 of the Company’s Form 8-K Report filed October 25, 2021).

4.9	Form of Representative’s Warrant (incorporated by reference from Exhibit 4.2 of the Company’s Form 8-K Report filed December 29, 2021).

4.10	Form of Class D Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2022).

4.11	Form of Class E Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2022).

4.12	Form of Class F Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2022).

4.13	Form of Class G Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2022).

4.14	Description of Securities

4.15	Form of A Warrant dated May 11, 2023 (incorporated by reference to Exhibit 4.17 to the Quarterly Report on Form 10-Q filed on May 15, 2023 (the “First Quarter 2023 Form 10-Q”))

4.16	Form of B Warrant dated May 11, 2023 (incorporated by reference to Exhibit 4.18 to the First Quarter 2023 Form 10-Q)

4.17	Form of Warrant- Amended Class A Warrant (dated February 28, 2024) (incorporated by reference to Exhibit 4.20 the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2024)

4.18	Form of Warrant- Amended Class B Warrant (dated February 28, 2024) (incorporated by reference to Exhibit 4.21 the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2024)

4.19	Form of Warrant- Amended Class C Warrant (dated February 28, 2024) (incorporated by reference to Exhibit 4.22 the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2024)

4.20	Form of Warrant- Extension $0.01 Warrant (dated February 28, 2024) (incorporated by reference to Exhibit 4.23 the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2024)

4.21	Form of Warrant- Five Year Warrant for Exercise of $6.00 Repriced Warrant (incorporated by reference to Exhibit 4.24 the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2024)

4.22	Form of Certificate of Amendment to the Certificate of Designation for the Series B Stock (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2024)

4.23	Form of Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2025)

10.1+	Soluna Holdings, Inc., formerly known as Mechanical Technology, Incorporated, Amended and Restated 2012 Equity Incentive Plan (incorporated by reference from Exhibit 10.3 of the Company’s Form 10-K Report for the year ended December 31, 2016).

10.2+	Form of Restricted Stock Agreement Notice for Board of Directors and Employees for Soluna Holdings, Inc., formerly known as Mechanical Technology, Incorporated, 2012 Equity Incentive Plan (incorporated by reference from Exhibit 10.2 of the Company’s Form 10-Q Report for the quarter ended June 30, 2012).

10.3+	Form of Incentive Stock Option Notice for Employees for Soluna Holdings, Inc., formerly known as Mechanical Technology, Incorporated, 2012 Equity Incentive Plan (incorporated by reference from Exhibit 10.3 of the Company’s Form 10-Q Report for the quarter ended June 30, 2012).

10.4+	Form of Non-Qualified Stock Option Notice for Employees for Soluna Holdings, Inc., formerly known as Mechanical Technology, Incorporated, 2012 Equity Incentive Plan (incorporated by reference from Exhibit 10.4 of the Company’s Form 10-Q Report for the quarter ended June 30, 2012).

10.5+	Form of Non-Qualified Stock Option Notice for Board of Directors for Soluna Holdings, Inc., formerly known as Mechanical Technology, Incorporated, 2012 Equity Incentive Plan (incorporated by reference from Exhibit 10.5 of the Company’s Form 10-Q Report for the quarter ended June 30, 2012).

10.6+	Form of Restricted Stock Award Agreement under the Soluna Holdings, Inc., formerly known as Mechanical Technology, Incorporated, Amended and Restated 2012 Equity Incentive Plan (incorporated by reference from Exhibit 10.8 of the Company’s Registration Statement on Form 10 filed March 4, 2020).

10.7+	Soluna Holdings, Inc., formerly known as Mechanical Technology, Incorporated, 2014 Equity Incentive Plan (incorporated by reference to Exhibit A to the Registrant’s Proxy Statement on Schedule 14A filed with the Commission on April 25, 2014).

10.8+	Form of Restricted Stock Grant Agreement under the Soluna Holdings, Inc., formerly known as Mechanical Technology, Incorporated, 2014 Equity Incentive Plan (incorporated by reference from Exhibit 10.10 of the Company’s Registration Statement on Form 10 filed March 4, 2020).

10.9+	Form of Nonstatutory Stock Option Grant Agreement under the Soluna Holdings, Inc., formerly known as Mechanical Technology, Incorporated, 2014 Equity Incentive Plan (incorporated by reference from Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (File No. 333-196989) filed with the Commission on June 24, 2014).

10.10+	Form of Incentive Stock Option Grant Agreement under the Soluna Holdings, Inc., formerly known as Mechanical Technology, Incorporated, 2014 Equity Incentive Plan (incorporated by reference from Exhibit 4.4 of the Company’s Registration Statement on Form S-8 (File No. 333-196989) filed with the Commission on June 24, 2014).

10.11+	Amended and Restated Soluna Holdings, Inc., formerly known as Mechanical Technology, Incorporated, 2021 Stock Incentive Plan (incorporated by reference to Exhibit A to the Registrant’s Proxy Statement on Schedule 14A filed with the Commission on October 7, 2021)

10.12+	Form of Stock Option Agreement under the Amended and Restated Soluna Holdings, Inc., formerly known as Mechanical Technology, Incorporated, 2021 Stock Incentive Plan (incorporated by reference from Exhibit 10.11 of the 2021 Form 10-K.)

10.13+	Form of Restricted Stock Agreement under the Amended and Restated Soluna Holdings, Inc., formerly known as Mechanical Technology, Incorporated, 2021 Stock Incentive Plan (incorporated by reference from Exhibit 10.13 of the 2021 Form 10-K.)

10.14+	Form of Restricted Stock Unit Agreement under the Amended and Restated Soluna Holdings, Inc., formerly known as Mechanical Technology, Incorporated, 2021 Stock Incentive Plan (incorporated by reference from Exhibit 10.14 of the 2021 Form 10-K.)

10.15+	Second Amended And Restated 2021 Stock Incentive Plan (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2022).

10.16+	Form of Option Agreement for the Second Amended And Restated 2021 Stock Incentive Plan (Incorporated by reference as Exhibit 10.7 to the Company’s Current Report on Form 10-Q filed with the SEC on August 15, 2022).

10.17+	Form of Restricted Stock Agreement for the Second Amended And Restated 2021 Stock Incentive Plan (Incorporated by reference as Exhibit 10.8 to the Company’s Current Report on Form 10-Q filed with the SEC on August 15, 2022).

10.18+	Form of Restricted Stock Unit Agreement for the Second Amended And Restated 2021 Stock Incentive Plan (Incorporated by reference as Exhibit 10.9 to the Company’s Current Report on Form 10-Q filed with the SEC on August 15, 2022).

10.21	Class A Preferred Share Purchase Agreement dated January 13, 2020, among Harmattan Energy, Ltd., formerly known as Soluna Technologies, Ltd., Soluna Holdings, Inc., formerly known as Mechanical Technology, Incorporated, and the other investors set forth on Exhibit A thereto (incorporated by reference from Exhibit 10.21 of the Company’s Registration Statement on Form 10 filed March 4, 2020).

10.22	Amended and Restated Contingent Rights Agreement dated November 5, 2021, by and between Harmattan Energy, Ltd. and Soluna Holdings, Inc. (incorporated by reference from Exhibit 10.26 of the 2021 Form 10-K)

10.23	Side Letter Agreement dated January 13, 2020, by and between Harmattan Energy, Ltd., formerly known as Soluna Technologies, Ltd., and Soluna Holdings, Inc., formerly known as Mechanical Technology, Incorporated (incorporated by reference from Exhibit 10.23 of the Company’s Registration Statement on Form 10 filed March 4, 2020).

10.24	Industrial Power Contract dated February 22, 2021, by and between Soluna SW LLC, formerly known as EcoChain Wind, LLC, and a West Kentucky Rural Electric Cooperative Collaboration (incorporated by reference from Exhibit 10.1 of the Company’s Form 10-Q Report for the quarter ended June 30, 2021)

10.25	Form of Guaranty of Rent dated as of May 3, 2021, by and between Soluna Holdings, Inc., formerly known as Mechanical Technology, Incorporated, and a power-providing cooperative (incorporated by reference from Exhibit 10.5 of the Company’s Form 8-K Report filed May 4, 2021).

10.26	Termination Agreement dated August 11, 2021, by and among Soluna Holdings, Inc., formerly known as Mechanical Technology, Incorporated, Soluna Computing, Inc., formerly known as EcoChain, Inc., and Harmattan Energy, Ltd. (incorporated by reference from Exhibit 10.1 of the Company’s Form 8-K Report filed August 12, 2021).

10.27	Securities Purchase Agreement dated October 20, 2021, by and between Soluna Holdings, Inc., formerly known as Mechanical Technology, Incorporated, and accredited investors (incorporated by reference from Exhibit 10.1 of the Company’s Form 8-K Report filed October 25, 2021).

10.28	Registration Rights Agreement dated October 25, 2021, by and between the Company and accredited investors (incorporated by reference from Exhibit 10.2 of the Company’s Form 8-K Report filed October 25, 2021).

10.29	Security Agreement dated October 25, 2021, by and among the Company, MTI Instruments and Soluna Computing, Inc., formerly known as EcoChain, Inc., Soluna MC LLC, formerly known as EcoChain Block LLC, and Soluna SW LLC, formerly known as EcoChain Wind LLC, and Collateral Services LLC (incorporated by reference from Exhibit 10.3 of the Company’s Form 8-K Report filed October 25, 2021).

10.30	Master Equipment Finance Agreement, dated as of December 30, 2021 by and between Soluna MC Borrowing 2021-1 LLC and NYDIG ABL LLC (incorporated by reference from Exhibit 10.1 of the Company’s Form 8-K Report filed January 18, 2022).

10.31	Digital Asset Account Control Agreement, effective as of December 30, 2021 by and among Soluna MC Borrowing 2021-1 LLC, NYDIG ABL LLC and NYDIG Trust Company LLC (incorporated by reference from Exhibit 10.2 of the Company’s Form 8-K Report filed January 18, 2022).

10.32	Guaranty Agreement, dated as of December 30, 2021 by Soluna MC LLC, in favor of NYDIG ABL LLC (incorporated by reference from Exhibit 10.3 of the Company’s Form 8-K Report filed January 18, 2022).

10.33	Consent and Waiver Agreement, dated January 13, 2022, by and among the Company and the purchasers signatory to the Securities Purchase Agreement, dated as of October 20, 2021 (incorporated by reference from Exhibit 10.4 of the Company’s Form 8-K Report filed January 18, 2022).

10.34+	Employment Agreement, by and between Soluna Holdings, Inc. and Michael Toporek, dated as of January 14, 2022 (incorporated by reference from Exhibit 10.1 of the Company’s Form 8-K Report filed January 21, 2022).

10.35	Form of Note by and between Soluna Holdings, Inc. and certain institutional lenders (incorporated by reference from Exhibit 10.53 of the 2021 Form 10-K.)

10.36	Commercial Security Agreement, by and between Soluna Holdings, Inc., formerly known as Mechanical Technology, Incorporated, and KeyBank National Association, dated September 15, 2021 (incorporated by reference from Exhibit 10.54 of the 2021 Form 10-K).

10.37	Promissory Note, by and between Soluna Holdings, Inc., formerly known as Mechanical Technology, Incorporated, and KeyBank National Association, dated September 15, 2021 (incorporated by reference from Exhibit 10.55 of the 2021 Form 10-K).

10.38	Form of Underwriter’s Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 26, 2022).

10.39	Form of Addendum by and between the Company, Collateral Agent, and each purchaser identified on Schedule A hereto (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2022).

10.40	Form of Securities Purchase Agreement by and among the Company and the purchasers signatory thereto (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2022).

10.41	Form of Leak-Out Agreement by and between the Company and the signatory thereto (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2022).

10.42	Contribution Agreement by and between Soluna Holdings, Inc., Soluna SLC Fund I Projects Holdco, LLC, Soluna DV Devco, LLC, and Soluna DVSL ComputeCo, LLC, dated as of August 5, 2022 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2022).

10.43	Form of Addendum Amendment by and Between the Company and the signatories thereof, dated September 13, 2022 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2022).

10.44	Form of Series B Consent by and between the Company and the signatory thereof, dated September 13, 2022 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2022).

10.45	Form of Securities Purchase Agreement by and between the Company and the purchasers named therein, dated December 5, 2022 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2022).

10.46	Form of Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2022).

10.47+	Soluna Holdings, Inc. Third Amended and Restated 2021 Stock Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2023)

10.48+	Soluna Holdings, Inc. 2023 Stock Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2023)

10.49	Purchase of Membership Interests of Soluna DVSL Computeco LLC dated March 10, 2023 (incorporated by reference from Exhibit 10.64 of the Company’s Form 10-K Report for the year ended December 31, 2022 filed on March 31, 2023 (the “2022 Form 10-K”))

10.50	Fourth Amended and Restated LLC Agreement Soluna DVSL Computeco LLC (incorporated by reference from Exhibit 10.65 of the 2022 Form 10-K)

10.51	Data Facility Lease (incorporated by reference from Exhibit 10.66 of the 2022 Form 10-K)

10.52	Amended and Restated Contribution Agreement dated March 10, 2023 (incorporated by reference from Exhibit 10.67 of the 2022 Form 10-K)

10.53	Power Purchase Agreement with Lighthouse Electric Cooperative, Inc. dated February 24, 2023 (incorporated by reference from Exhibit 10.68 of the 2022 Form 10-K)

10.54	Second Addendum Amendment dated as of March 3, 2023 with Convertible Noteholders (incorporated by reference from Exhibit 10.69 of the 2022 Form 10-K)

10.55	Second Amended Agreement dated May 11, 2023 (incorporated by reference to Exhibit 10.70 to the 2023 First Quarter Form 10-Q)

10.56	Contribution Agreement by and among Navitas West Texas Investments, SPV, LLC, Soluna Computing, Inc., and Soluna DV ComputeCo, LLC dated as May 9, 2023 (incorporated by reference to Exhibit 10.71 to the 2023 First Quarter Form 10-Q)

10.57	Amended and Restated Limited Liability Company Agreement of Soluna DV ComputeCo, LLC dated as May 9, 2023 (incorporated by reference to Exhibit 10.72 to the 2023 First Quarter Form 10-Q)

10.58	Loan and Security Agreement Soluna DV ComputeCo, LLC and Navitas West Texas Investments, SPV, LLC dated as of May 9, 2023 (incorporated by reference to Exhibit 10.73 to the 2023 First Quarter Form 10-Q)

10.59+	Amended and Restated 2023 Stock Incentive Plan (incorporated by reference to Appendix B to the definitive proxy statement filed on May 30, 2023)

10.60	Dividend Payment Agreement with the holder of the Series B Preferred Stock (incorporated by reference to Exhibit 10.75 to the 2023 Second Quarter Form 10-Q)

10.61	Third Amendment Agreement with the holders of the Company’s Convertible Notes (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 22, 2023)

10.62+	Amended and Restated Employment Agreement dated November 20, 2023 with John Belizaire (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2023)

10.63+	Amendment No. 1 to Employment Agreement with Michael Toporeck (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2023)

10.64	Fourth Amendment Agreement with holders of the Company’s Convertible Notes (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2024)

10.65	Employment agreement with John Tunison (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2024)

10.66	Security Agreement between SDI Borrowing - 1, LLC and Soluna2 SLC Fund II Project Holdco LLC, dated as of May 16, 2024 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2024)

10.67	Equipment Loan Agreement between SDI Borrowing - 1, LLC and Soluna2 SLC Fund II Project Holdco LLC, dated as of May 16, 2024 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2024)

10.68	Form of Common Award Agreement- 2-year vest, 50% per year, no performance (incorporated by reference to Exhibit 10.82 to the Company’s Form 10-Q for the period ended March 31, 2024 (the “2024 First Quarter Form 10-Q”))

10.69	Form of Common Award Agreement- 3-year time vesting (2024 fixed date start) (incorporated by reference to Exhibit 10.83 to the 2024 First Quarter Form 10-Q)

10.70	Form of Common Award Agreement- 3-year time vesting (2025 fixed date start) (incorporated by reference to Exhibit 10.84 to the 2024 First Quarter Form 10-Q)

10.71	Form of Common Award Agreement- 3-year vest, 33% per year, no performance (incorporated by reference to Exhibit 10.85 to the 2024 First Quarter Form 10-Q)

10.72	Form of Common Award Agreement- 4-year vest, 25% per year, no performance (incorporated by reference to Exhibit 10.86 to the 2024 First Quarter Form 10-Q)

10.73	Form of Common Award Agreement- 5-year vest, 20% per year, no performance (incorporated by reference to Exhibit 10.87 to the 2024 First Quarter Form 10-Q)

10.74	Form of Common Award Agreement- Separation vesting (incorporated by reference to Exhibit 10.88 to the 2024 First Quarter Form 10-Q)

10.75	Form of Preferred Award Agreement- Separation vesting (incorporated by reference to Exhibit 10.89 to the 2024 First Quarter Form 10-Q)

10.76	Form of Preferred Award Agreement- Time vesting, June 1, 2025 Start date (incorporated by reference to Exhibit 10.90 to the 2024 First Quarter Form 10-Q)

10.77	Form of Preferred Award Agreement- Time vesting, Start at 12 months (incorporated by reference to Exhibit 10.91 to the 2024 First Quarter Form 10-Q)

10.78	Form of Preferred Award Agreement- Time vesting, Start at 18 months (incorporated by reference to Exhibit 10.92 to the 2024 First Quarter Form 10-Q)

10.79	Form of Preferred Award Agreement- Time vesting, June 1, 2024 Start date (incorporated by reference to Exhibit 10.93 to the 2024 First Quarter Form 10-Q)

10.80	Master Form of True Up Common Award Agreement- 2-year time based vesting (incorporated by reference to Exhibit 10.94 to the 2024 First Quarter Form 10-Q)

10.81	Master Form of True Up Common Award Agreement- 3-year time based vesting (incorporated by reference to Exhibit 10.95 to the 2024 First Quarter Form 10-Q)

10.82	Master Form of True Up Common Award Agreement- 3-year time vesting (2024 fixed date start) (incorporated by reference to Exhibit 10.96 to the 2024 First Quarter Form 10-Q)

10.83	Master Form of True Up Common Award Agreement- 3-year time vesting (2025 fixed date start) (incorporated by reference to Exhibit 10.97 to the 2024 First Quarter Form 10-Q)

10.84	Master Form of True Up Common Award Agreement- 4-year time based vesting (incorporated by reference to Exhibit 10.98 to the 2024 First Quarter Form 10-Q)

10.85	Master Form of True Up Common Award Agreement- 5-year time based vesting (incorporated by reference to Exhibit 10.99 to the 2024 First Quarter Form 10-Q)

10.86	Master Form of True Up Common Award Agreement- Separation vesting (incorporated by reference to Exhibit 10.100 to the 2024 First Quarter Form 10-Q)

10.87	Soluna Holdings, Inc. Fourth Amended and Restated 2021 Stock Incentive Plan (incorporated by reference to the definitive proxy statement filed with the SEC on April 29, 2024)

10.88	Soluna Holdings, Inc. Fifth Amended and Restated 2021 Stock Incentive Plan (incorporated by reference to the definitive proxy statement filed with the SEC on October 28, 2024)

10.89	Soluna Holdings, Inc. Second Amended and Restated 2023 Stock Incentive Plan (incorporated by reference to the definitive proxy statement filed with the SEC on April 29, 2024)

10.90	Side Letter Agreement, dated July 22, 2023 by and between Soluna Digital, Inc. and Soluna2 SLC Fund II Project Holdco LLC (incorporated by reference to Exhibit 10.101 to the Company’s Form 10-Q for the period ended June 30, 2024 (the “2024 Second Quarter Form 10-Q”))

10.91	Payoff Letter between SDI SL Borrowing - 1, LLC and Soluna2 SLC Fund II Project Holdco LLC, dated July 22, 2023 (incorporated by reference to Exhibit 10.102 to the 2024 Second Quarter Form 10-Q)

10.92	Assignment of Equipment and Debt Agreement by and between Soluna DVSL II Computeco, LLC and SDI SL Borrowing - 1, LLC, dated July 22, 2024 (incorporated by reference to Exhibit 10.103 to the 2024 Second Quarter Form 10-Q)

10.93	Assignment of Equipment Agreement by and between Soluna EPC Services, LLC and Soluna DVSL II Computeco, LLC, dated July 22, 2024 (incorporated by reference to Exhibit 10.104 to the 2024 Second Quarter Form 10-Q)

10.94	HPE Greenlake Services Custom Statement of Work, dated June 18, 2024 (incorporated by reference to Exhibit 10.105 to the 2024 Second Quarter Form 10-Q)

10.95#	Promissory Note between Soluna AL Cloudco, LLC and [***], dated June 20, 2024 (incorporated by reference to Exhibit 10.106 to the 2024 Second Quarter Form 10-Q)

10.96#	Note Purchase Agreement by and among Soluna AL Cloudco, LLC, Soluna Cloud, Inc., Soluna Holdings, Inc. and [***] (incorporated by reference to Exhibit 10.107 to the 2024 Second Quarter Form 10-Q)

10.97#	Guaranty Agreement between Soluna Cloud, Inc. and [***] dated June 20, 2024 (incorporated by reference to Exhibit 10.108 to the 2024 Second Quarter Form 10-Q)

10.98	First Amendment to Note Purchase Agreement, dated July 12, 2024, by and between Soluna AL CloudCo, LLC, Soluna Cloud, Inc, Soluna Holdings, Inc. and GreenCloud Partners, LLC

10.99	Standby Equity Purchase Agreement between the Company and YA PN, LTD. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2024)

10.100	Registration Rights Agreement between the Company and YA PN, LTD. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2024)

10.101	Consent, Waiver, and Mutual Release Agreement, dated October 1, 2024 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2024)

10.102	Form of Payment Agreement by and between the Company and Alpha Capital Anstalt, dated October 1, 2024 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2024)

10.103	Form of Payment Agreement by and between the Company and 3i, LP, dated October 1, 2024 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2024)

10.104	Form of Payment Agreement by and between the Company and Supereight Capital Holdings Ltd., dated October 1, 2024 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2024)

10.105	Form of Assignment and Assumption Agreement, dated October 1, 2024 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2024)

10.106	Amendment No. 1 to the Securities Purchase Agreement with the Series B Holder (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2024)

10.107	General Release Agreement by and between the Company and Univest Securities, LLC, dated October 1, 2024 (incorporated by reference to Exhibit 10.119 to the Company’s Registration Statement on Form S-1 filed with the SEC on November 12, 2024).

10.108	Conversion Agreement, dated December 12, 2024, between the Company and the Noteholders

10.109	Consent and Waiver Agreement between the Company and the Series B Holder, dated October 1, 2024 (incorporated by reference to Exhibit 10.120 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 15, 2025).

10.110	Loan Agreement, dated as of March 12, 2025, by and among Soluna SW LLC, Soluna SW Holdings, LLC and Galaxy Digital LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 18, 2025)

10.111	Security Agreement, dated as of March 12, 2025, by and among Soluna SW LLC, Soluna SW Holdings, LLC and Galaxy Digital LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 18, 2025)

10.112	Limited Guaranty Agreement, dated as of March 12, 2025, between Soluna Digital, Inc. and Galaxy Digital LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 18, 2025)

10.113	Modification Agreement, dated March 21, 2025, by and between Soluna AL CloudCo, LLC, Soluna Cloud, Inc., the Company, and the Investor (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2025)

19	Soluna Holdings, Inc. Insider Trading Policy

21	Subsidiaries of Soluna Holdings, Inc.

23.1	Consent of UHY LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Soluna 2023 SLNH Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2024).

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

# Portions of the exhibit, marked by brackets, have been omitted because the omitted information (a) is not material and (b) is the type that the Company treats as private or confidential. The Registrant hereby undertakes to furnish supplementally a copy of any of the omitted schedules and exhibits to the SEC on a confidential basis upon request.

+ Represents management contract or compensation plan or arrangement.

† This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the registrant specifically incorporates it by reference.

Item 16: Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLUNA HOLDINGS, INC.

Date: March 31, 2025	By:	/s/ John Belizaire
John Belizaire
Chief Executive Officer

Date: March 31, 2025	By:	/s/ John Tunison
John Tunison
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Belizaire	Chief Executive Officer, Director
John Belizaire	(Principal Executive Officer)	March 31, 2025

/s/ John Tunison	Chief Financial Officer, Director
John Tunison	(Principal Financial Officer)	March 31, 2025

/s/ Jessica L. Thomas	Chief Accounting Officer
Jessica L. Thomas	(Principal Accounting Officer)	March 31, 2025

/s/ Michael Toporek	Executive Chairman
Michael Toporek		March 31, 2025

/s/ David Michaels	Director
David Michaels		March 31, 2025

/s/ Edward R. Hirshfield	Director
Edward R. Hirshfield		March 31, 2025

/s/ Matthew E. Lipman	Director
Matthew E. Lipman		March 31, 2025

/s/ Thomas J. Marusak	Director
Thomas J. Marusak		March 31, 2025

/s/ William Hazelip	Director
William Hazelip		March 31, 2025

/s/ William Phelan	Director
William Phelan		March 31, 2025

/s/ John Bottomley	Director
John Bottomley		March 31, 2025

SOLUNA HOLDINGS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Soluna Holdings, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Soluna Holdings, Inc. and Subsidiaries (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company was in a net loss, has negative working capital, and has significant outstanding debt that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Fair value of Warrants

Description of the Matter

As discussed in Note 12 to the financial statements, the Company had a total of approximately 2.8 million common stock warrant shares outstanding as of December 31, 2024. The Company uses option pricing models to estimate the fair value of the warrants using various market-based inputs.

We identified the measurement of fair value of the warrants as a critical audit matter. Specifically, there was a high degree of subjectivity and judgment in evaluating the determination of the expected volatility inputs used in the option pricing models for the warrants. Historical, implied, and peer group volatility levels provide a range of possible expected volatility inputs and the fair value estimates for the warrants are sensitive to the expected volatility inputs.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included gaining an understanding of certain internal controls over the Company’s process to measure the fair value of the warrants. This included controls related to the evaluation of observable market information used in the determination of the expected volatility inputs. We also involved our firm’s valuation professionals with specialized skills and knowledge, who assisted in:

●	evaluating the expected volatility inputs by comparing them against our separately derived shadow calculation of volatility; and
●	developing a shadow calculation of value of the warrants using our separately derived volatility and comparing it to the value calculated by the Company.

/s/ UHY LLP

We have served as the Company’s auditor since 2021.

Albany, New York

March 31, 2025

Soluna Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2024 and December 31, 2023

(Dollars in thousands, except per share)	December 31, 2024	December 31, 2023
Assets
Current Assets:
Cash	$7,843	$6,368
Restricted cash	1,150	2,999
Accounts receivable, net (allowance for expected credit losses $244 and $0 as of December 31, 2024 and December 31, 2023)	2,693	2,948
Notes receivable	13	446
Prepaid expenses and other current assets	1,768	1,416
Equipment held for sale	28	107
Total Current Assets	13,495	14,284
Restricted cash, noncurrent	1,460	1,000
Other assets	2,724	2,954
Deposits and credits on equipment	5,145	1,028
Property, plant and equipment, net	47,283	44,572
Intangible assets, net	17,620	27,007
Operating lease right-of-use assets	313	431
Total Assets	$88,040	$91,276

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,840	$2,099
Accrued liabilities	29,075	4,906
Convertible notes payable	-	8,474
Current portion of debt	14,444	10,864
Income tax payable	37	24
Customer deposits-current	1,416	1,588
Operating lease liability	61	220
Total Current Liabilities	47,873	28,175

Other liabilities	235	499
Customer deposits- long-term	-	1,248
Long-term debt	7,061	-
Operating lease liability	252	216
Deferred tax liability, net	5,257	7,779
Total Liabilities	60,678	37,917

Commitments and Contingencies (Note 13)

Stockholders’ Equity:
9.0% Series A Cumulative Perpetual Preferred Stock, par value $0.001 per share, $25.00 liquidation preference; authorized 6,040,000; 4,953,545 and 3,061,245 shares issued and outstanding as of December 31, 2024 and December 31, 2023	5	3
Series B Preferred Stock, par value $0.0001 per share, authorized 187,500; 62,500 shares issued and outstanding as of December 31, 2024 and December 31, 2023	—	—
Common stock, par value $0.001 per share, authorized 75,000,000; 10,647,761 shares issued and 10,607,020 shares outstanding as of December 31, 2024 and 2,546,361 shares issued and 2,505,620 shares outstanding as of December 31, 2023	11	3
Additional paid-in capital	315,607	291,276
Accumulated deficit	(314,304)	(250,970)
Common stock in treasury, at cost, 40,741 shares at December 31, 2024 and December 31, 2023	(13,798)	(13,798)
Total Soluna Holdings, Inc. Stockholders’ (Deficit) Equity	(12,479)	26,514
Non-Controlling Interest	39,841	26,845
Total Stockholders’ Equity	27,362	53,359
Total Liabilities and Stockholders’ Equity	$88,040	$91,276

The accompanying notes are an integral part of these consolidated financial statements.

Soluna Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31, 2024 and 2023

(Dollars in thousands, except per share)

	Year Ended
	December 31,
(Dollars in thousands, except per share)	2024	2023

Cryptocurrency mining revenue	$17,027	$10,602
Data hosting revenue	18,838	10,196
High-performance computing service revenue	16	-
Demand response service revenue	2,140	268
Total revenue	38,021	21,066
Operating costs:
Cost of cryptocurrency mining revenue, exclusive of depreciation	7,499	6,365
Cost of data hosting revenue, exclusive of depreciation	9,377	5,601
Cost of high-performance computing services	5,724	-
Cost of cryptocurrency mining revenue- depreciation	4,292	2,696
Cost of data hosting revenue- depreciation	1,735	1,167
Total cost of revenue	28,627	15,829
Operating expenses:
General and administrative expenses, exclusive of depreciation and amortization	18,581	15,390
Depreciation and amortization associated with general and administrative expenses	9,613	9,513
Total general and administrative expenses	28,194	24,903
Loss on contract	28,593	-
Impairment on fixed assets	130	575
Operating loss	(47,523)	(20,241)
Interest expense	(2,527)	(2,748)
Loss on debt extinguishment and revaluation, net	(7,349)	(3,904)
Loss on sale of fixed assets	(31)	(398)
Other expense, net	(3,357)	(1,479)
Loss before income taxes	(60,787)	(28,770)
Income tax benefit, net	2,487	1,067
Net loss	(58,300)	(27,703)
(Less) Net income attributable to non-controlling interest, net	(5,034)	(1,498)
Net loss attributable to Soluna Holdings, Inc.	$(63,334)	$(29,201)

Basic and Diluted loss per common share:
Basic & Diluted loss per share	$(12.15)	$(27.79)

Weighted average shares outstanding (Basic and Diluted)	6,280,915	1,313,718

The accompanying notes are an integral part of these consolidated financial statements.

Soluna Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

For the Years Ended December 31, 2024 and 2023

(Dollars in thousands, except per share)

	Preferred Stock				Common Stock		Additional		Treasury Stock		Non-	Total
	Series A		Series B				Paid-in	Accumulated			Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Interest	Equity

December 31, 2022	3,061,245	$3	62,500	$—	788,578	$1	$277,429	$(221,769)	40,741	$(13,798)	$4,406	$46,272

Net (loss) income	—	—	—	—	—	—	—	(29,201)	—	—	1,498	(27,703)

Preferred dividends -Series B	—	—	—	—	—	—	(421)	—	—	—	—	(421)

Stock-based compensation	—	—	—	—	—	—	4,294	—	—	—	—	4,294

Issuance of shares – securities purchase offering	—	—	—	—	264,624	—	1,655	—	—	—	—	1,655

Restricted stock units vested	—	—	—	—	33,193	—	—	—	—	—	—	—

Issuance of shares – warrant exercises	—	—	—	—	81,726	—	1	—	—	—	—	1

Issuance of shares- Notes conversion	—	—	—	—	1,235,678	2	6,011	—	—	—	—	6,013

Issuance of shares-restricted stock	—	—	—	—	1,400	—	14	—	—	—	—	14

True up share for reverse split	—	—	—	—	37,762	—	—	—	—	—	—	—

Common Shares and Warrants for series B dividend payment	—	—	—	—	44,000	—	656	—	—	—	—	656

Warrants and valuation in relation to debt financing	—	—	—	—	—	—	1,637	—	—	—	—	1,637

Issuance of common shares-merger shares	—	—	—	—	59,400	—	—	—	—	—	—	—

Contribution from Non-Controlling interest	—	—	—	—	—	—	—	—	—	—	22,460	22,460

Distribution to Non-Controlling interest	—	—	—	—	—	—	—	—	—	—	(1,519)	(1,519)

December 31, 2023	3,061,245	$3	62,500	$—	2,546,361	$3	$291,276	$(250,970)	40,741	$(13,798)	$26,845	$53,359

Net (loss) income	—	—	—	—	—	—	—	(63,334)	—	—	5,034	(58,300)

Series A Preferred Stock issuance	1,892,300	2	—	—	—	—	(2)	—	—	—	—	—

Stock-based compensation	—	—	—	—	—	—	5,311	—	—	—	—	5,311

Issuance of shares – restricted stock awards	—	—	—	—	3,403,559	3	(3)	—	—	—	—	—

Restricted stock units vested	—	—	—	—	93,260	—	—	—	—	—	—	—

Issuance of shares – warrant exercises	—	—	—	—	1,718,021	2	2,329	—	—	—	—	2,331

Issuance of shares- Notes conversion	—	—	—	—	2,512,581	3	9,386	—	—	—	—	9,389

Issuance of shares-SEPA commitment fee payment and consent fees	—	—	—	—	65,320	—	275	—	—	—	—	275

Reverse split adjustment	—	—	—	—	17	—	—	—	—	—	—	—

Issuance of shares- Placement agent release payment	—	—	—	—	308,642	—	1,000	—	—	—	—	1,000

Warrants revaluation	—	—	—	—	—	—	6,035	—	—	—	—	6,035

Contribution from Non-Controlling interest	—	—	—	—	—	—	—	—	—	—	16,895	16,895

Distribution to Non-Controlling interest	—	—	—	—	—	—	—	—	—	—	(8,933)	(8,933)

December 31, 2024	4,953,545	$5	62,500	$—	10,647,761	$11	$315,607	$(314,304)	40,741	$(13,798)	$39,841	$27,362

The accompanying notes are an integral part of these consolidated financial statements.

Soluna Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Year Ended December 31, 2024 and 2023

(Dollars in thousands)

	Year Ended December 31,
(Dollars in thousands)	2024	2023
Operating Activities
Net loss	$(58,300)	$(27,703)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	6,152	3,894
Amortization expense	9,488	9,483
Stock-based compensation	5,311	4,312
Deferred income taxes	(2,522)	(1,107)
Impairment on fixed assets	130	575
Provision for credit losses	760	-
Amortization of operating lease asset	133	238
Debt issuance costs	2,011	-
Loss on debt extinguishment and revaluation, net	7,349	3,904
Loss on contract	28,593	-
Amortization on deferred financing costs and discount on notes	351	753
Loss on sale of fixed assets	31	398
Conversion inducement expense	388	-
Changes in operating assets and liabilities:
Accounts receivable	(505)	(2,620)
Prepaid expenses and other current assets	(3,296)	(306)
Other long-term assets	(4,842)	(304)
Accounts payable	741	(862)
Deferred revenue	-	(453)
Operating lease liabilities	(138)	(234)
Other liabilities and customer deposits	(1,671)	3,156
Accrued liabilities	4,767	3,889
Net cash used in operating activities	(5,069)	(2,987)
Investing Activities
Purchases of property, plant, and equipment	(9,160)	(12,705)
Purchases of intangible assets	(101)	(58)
Proceeds from disposal on property, plant, and equipment	215	2,286
Deposits of equipment, net	(4,117)	147
Net cash used in investing activities	(13,163)	(10,330)
Financing Activities
Proceeds from common stock warrant exercises	2,332	-
Proceeds from common stock securities purchase agreement offering	-	817
Proceeds from notes and debt issuance	14,470	3,100
Payments on debt principal	(2,675)	(1,057)
Payments on debt issuance costs	(899)	-
Payments on other financing costs	(1,375)	-
Costs of common stock securities purchase agreement offering	-	(10)
Payments on NYDIG loans and line of credit	-	(350)
Contributions from non-controlling interest	14,735	20,365
Distributions to non-controlling interest	(8,270)	(1,002)
Net cash provided by financing activities	18,318	21,863

Increase in cash & restricted cash	86	8,546
Cash & restricted cash – beginning of period	10,367	1,821
Cash & restricted cash – end of period	$10,453	$10,367

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest paid on NYDIG loans and line of credit	115	6
Interest paid on Navitas loan and June and July SPA notes	412	204
Interest paid on convertible noteholder default	-	617
Non-cash investing and financing activities:
Warrant consideration in relation to convertible notes, Cloud notes, and revaluation of warrant liability	6,362	1,673
Notes converted to common stock	9,001	6,013
Noncash membership distribution accrual	1,179	517
SEPA commitment payment	275	-
Placement agent release payment	1,000	-
Equipment loan converted to equity	2,160	-
Noncash disposal of NYDIG collateralized equipment	-	3,137
Promissory note and interest conversion to common shares	-	845
Interest and penalty settled through repossession of collateralized equipment	-	1,773
Noncash non-controlling interest contributions	-	2,095
Noncash activity right-of-use assets obtained in exchange for lease obligations	146	403
Series B preferred dividend in accrued expense	-	656
Noncash note receivable from sale of equipment	-	240

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1.	Nature of Operations

Description of Business

Unless the context requires otherwise in these notes to the Company’s consolidated financial statements (the “Consolidated Financial Statements”), the terms “SHI,”, “ the “Company,” “we,” “us,” and “our” refer to Soluna Holdings, Inc. together with its consolidated subsidiaries, “SDI” refers to Soluna Digital, Inc. and previously, “SCI” refers to Soluna Computing, Inc., formerly known as EcoChain, Inc., “Soluna Cloud” or “Cloud” refers to Soluna Cloud, Inc., and “SEI” refers to Soluna Energy, Inc.

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

During fiscal year 2021, the Company commenced mining operations at its Murray, Kentucky location (“Project Sophie”) and Calvert City, Kentucky site (“Project Marie”). Project Marie was decommissioned in February 2023, while Project Sophie transitioned its focus from proprietary Bitcoin mining to hosting customers’ Bitcoin mining operations in the second quarter of 2023. All 25 MW of Project Sophie now perform data hosting services. The Company has since sold all Bitcoin miners at Project Sophie and redeployed the capital.

The Company’s Texas site (“Project Dorothy”), located at a wind farm, holds the potential for up to 100 MW of power generation. By June 2024, SHI had energized 50 MW of the site across two phases, Project Dorothy 1A and 1B. As of December 31, 2024, SHI holds a 15% ownership interest in Soluna DVSL ComputeCo, LLC (“DVSL”), owner of Project Dorothy 1A, and a 51% ownership interest in Soluna DV ComputeCo, LLC (“DVCC”), owner of Project Dorothy 1B. On July 22, 2024, the Company closed financing for the 48 MW modular data center (the “Project Dorothy 2”). Project Dorothy 2 is financed by Soluna2 SLC Fund II Project Holdco LLC, an investment vehicle of Spring Lane Capital (“SLC”) and SDI. As of December 31, 2024, SDI has a 15% ownership interest in Project Dorothy 2.

On June 18, 2024, Soluna AL CloudCo, LLC (“CloudCo”), a subsidiary of Soluna Cloud, entered into an agreement (the “HPE Agreement”) with Hewlett Packard Enterprise Company (“HPE”). Under this agreement, HPE provided datacenter and cloud services for AI and supercomputing applications utilizing NVIDIA H100 Graphic Processing Units (“GPUs”). This agreement involved an initial pre-payment of $10.3 million, with a total commitment of $34 million over a 36-month period and offered the potential for expansion based on mutual agreement. On March 24, 2025, CloudCo notified HPE of its termination of the HPE Agreement in accordance with the provisions of Section 8(d), and, on March 26, 2025, HPE notified CloudCo of its termination of the HPE Agreement in accordance with the provisions of Section 8(b)(i), effectively exiting the GPU business. See Note 17 for further disclosure.

Soluna is committed to leveraging its modular data centers and renewable energy partnerships to support the growing demands of Bitcoin mining, AI, and other high-performance computing industries, while maintaining a focus on sustainable, cost-effective energy use.

Going Concern and Liquidity

The Company’s financial statements as of December 31, 2024, have been prepared using generally accepted accounting principles in the United States of America (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As shown in the Consolidated Financial Statements, the Company was in a net loss, has negative working capital, and has significant outstanding debt as discussed in Note 8 as of December 31, 2024. In addition, Soluna MC Borrowing has a litigation matter with NYDIG ABL LLC (“NYDIG”) in relation to their Master Equipment Finance Agreement. See further discussion around the NYDIG litigation in Note 13. The Company had outstanding commitments as of December 31, 2024, related to SDI of $8.5 million in capital expenditures related to Project Dorothy 2 and a liability of approximately $20.0 million related to CloudCo with HPE. These factors, among others indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year after issuance of the Consolidated Financial Statements as of December 31, 2024, or March 31, 2025.

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

In addition to the Company’s cash on hand for available use of approximately $7.8 million as of December 31, 2024, the Company will need to raise additional capital through raising activities, to meet its capital expenditure needs for its current pipeline and other operational needs. On August 12, 2024, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, LTD., a Cayman Islands exempt limited company (“YA”). In accordance with the terms of the SEPA, YA has agreed to purchase up to $25 million in aggregate gross purchase price of newly issued fully paid shares of the Company’s common stock from time to time subject to the limits and the conditions of the SEPA. The Company has begun to draw on the SEPA beginning in the first quarter of 2025, in which the proceeds will be used to pay debt, invest in data center projects, and for working capital and general corporate purposes. As of the date of the Consolidated Financial Statements, approximately $2.0 million has been drawn on the SEPA.

The Company, in fiscal year 2025, will continue to look to evaluate different strategies to obtain financing to fund operations. However, management cannot provide any assurances that the Company will be successful in accomplishing additional financing or any of its other plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Accounting Policies

Basis of Presentation

In the opinion of management, the Consolidated Financial Statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the periods presented in accordance with U.S. GAAP.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries, including the Company’s variable and voting interest entities disclosed in Note 15. All intercompany balances and transactions are eliminated in consolidation.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations or net assets.

Use of Estimates

The Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Property, Plant, and Equipment

Property, plant and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives as follows:

Leasehold improvements	Lesser of the life of the lease or the useful life of the improvement

Computers and related software	3 to 5 years

Cryptocurrency miners	3 years

Machinery and equipment	5 to 15 years

Office furniture, equipment and fixtures	2 to 10 years

Buildings	30-40 years

Purchased pre-fabricated buildings	15-20 years

Significant additions or improvements extending assets’ useful lives are capitalized; normal maintenance and repair costs are expensed as incurred. The costs of fully depreciated assets remaining in use are included in the respective asset and accumulated depreciation accounts. When items are sold or retired, related gains or losses are included in net (loss) income.

Intangible assets

Intangible assets include the Strategic Pipeline Contract with an estimated useful life of 5 years, assembled workforce of individuals included as part of the asset acquisition that occurred in October 2021 with an estimated useful life of 5 years and patents with an estimated useful life of 15-25 years. The Company amortizes the intangible assets over their estimated useful lives on a straight-line basis. The Company does not recognize internally developed patents as intangible assets, however legal costs associated with defending such patents are capitalized as long-lived assets.

Income Taxes

The Company is subject to income taxes in the U.S. (federal and state). As part of the process of preparing the Consolidated Financial Statements, the Company calculates income taxes for each of the jurisdictions in which the Company operates. This involves estimating actual current taxes due together with assessing temporary differences resulting from differing treatment for tax and accounting purposes that are recorded as deferred tax assets and liabilities, loss carryforwards and tax credit carryforwards, for which income tax benefits are expected to be realized in future years. A valuation allowance has been established to reduce deferred tax assets, if it is more likely than not that all, or some portion, of such deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in the period that includes the enactment date.

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

Equity Investments without Readily Determinable Fair Values

The Company owns approximately 1.79% of Harmattan Energy Limited (“HEL”)’s outstanding stock, calculated on a fully-diluted basis, as of December 31, 2024 and 2023. Our equity investment in HEL is accounted for under the measurement alternative. Equity securities measured and recorded using the measurement alternative are recorded at cost minus impairment, if any, plus or minus changes resulting from qualifying observable price changes. Adjustments resulting from impairments and observable price changes are recorded in the income statement. The Company currently holds a cost of investment of $0 as of December 31, 2024 and 2023.

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

As of December 31, 2024, the Company owned approximately 47.5% of MeOH Power, Inc.’s outstanding common stock, or 75,049,937 shares. The number of shares of MeOH Power, Inc.’s common stock authorized for issuance is 240,000,000 as of December 31, 2024. The Company records its investment in MeOH Power, Inc. using the equity method of accounting. The fair value of the Company’s interest in MeOH Power, Inc. has been determined to be $0 as of December 31, 2024 and December 31, 2023, based on MeOH Power, Inc.’s net position and expected cash flows.

Variable Interest Entities and Voting Interest Entities

Soluna consolidates those entities in which it has a direct or indirect controlling financial interest based on either the Variable Interest Entity (“VIE”) model or the Voting Interest Entity (“VOE”) model.

VIEs are entities that, by design, either (i) lack sufficient equity to permit the entity to finance its activities independently, or (ii) have equity holders that do not have the power to direct the activities of the entity that most significantly impact its economic performance, the obligation to absorb the entity’s expected losses, or the right to receive the entity’s expected residual returns. The Company consolidates a VIE when it is the primary beneficiary, which is the party that has both (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) through its interests in the VIE, the obligation to absorb expected losses or the right to receive expected benefits from the VIE that could potentially be significant to the VIE.

To assess whether Soluna has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, Soluna considers all the facts and circumstances, including its role in establishing the VIE and its ongoing rights and responsibilities. This assessment includes identifying the activities that most significantly impact the VIE’s economic performance and identifying which party, if any, has power over those activities. In general, the parties that make the most significant decisions affecting the VIE (management and representation on the Board of Directors) and have the right to unilaterally remove those decision-makers are deemed to have the power to direct the activities of a VIE.

To assess whether Soluna has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE, Soluna considers all of its economic interests, which primarily include equity investments in the entity that are deemed to be variable interests in the VIE. This assessment requires Soluna to apply judgment in determining whether these interests, in the aggregate, are considered potentially significant to the VIE. Factors considered in assessing the significance include: the design of the VIE, including its capitalization structure; subordination of interests; payment priority; and who handles the day-to-day activities.

At the VIE’s inception Soluna determines whether it is the primary beneficiary and if the VIE should be consolidated based on the facts and circumstances. Soluna then performs on-going reassessments of the VIE based on reconsideration events and reevaluates whether a change to the consolidation conclusion is required each reporting period. Refer to Note 15.

Entities that do not qualify as a VIE are assessed for consolidation under the VOE model. Under the VOE model, Soluna consolidates the entity if it determines that Soluna holds control over significant decisions and the other equity holders do not have substantive voting, participating or liquidation rights. Refer to Note 15.

Non-Controlling Interests

The ownership interest held by owners other than the Company in less than wholly-owned subsidiaries are classified as non-controlling interests. The value attributable to the non-controlling interests is presented on the consolidated balance sheets separately from the equity attributable to the Company. Net income (loss) attributable to non-controlling interests are presented separately on the consolidated statements of operations.

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

On October 25, 2021, pursuant to a securities purchase agreement dated October 20, 2021 (the “SPA), the Company issued to certain accredited investors Class A, Class B and Class C common stock purchase warrants (collectively, the “Warrants”) The Warrants were considered freestanding equity-classified instruments due to their detachable and separately exercisable features and meet the indexation criteria within derivative accounting. Accordingly, the Warrants were presented as a component of Stockholders’ Equity in accordance with derivative accounting.

Any modifications or new additional warrants were subsequently revalued, including the warrants attached to the Third Amendment on November 20, 2023 and the Fourth Amendment on February 28, 2024, see Note 8 for details. Inherent in a Black-Scholes simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from its traded warrants and historical volatility of select peers’ common stock with a similar expected term of the Warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield on the grant date with a maturity similar to the expected remaining term of the warrants. The expected term of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company expects to remain at zero. The warrants were collectively classified as a Level 3 measurement within the fair value hierarchy because these valuation models involve the use of unobservable inputs relating to the Company’s estimate of its expected stock volatility which was developed based on the historical volatility of a publicly traded set of peer companies.

The following table represents the significant fair value assumptions used for warrants issued or repriced during the years ended December 31, 2024 and 2023:

	2024	2023
Stock price	$2.43-4.07	$2.93- 5.00
Exercise price	$0.01-287.50	$0.01- 20.00
Expected term in years	0.53-8.77	1.16- 5.00
Expected dividend	0.00%	0.00%
Volatility	105.0- 137.50%	108.50 – 140%
Risk-free interest rate	3.51-4.44%	3.36- 5.25%

Following the debt extinguishment on July 19, 2022 as noted further in Note 8, the Convertible Notes will be accounted for under the fair value method on a recurring basis upon issuance (e.g., upon execution of the Addendum) per guidance within ASC 480, and at each subsequent reporting period, with changes in fair value reported in earnings. The Company had a subsequent Addendum Amendment on September 13, 2022, a Second Amendment on May 11, 2023, a Third Amendment on November 20, 2023, a Fourth Amendment on February 28, 2024, and Final Conversion inducement on December 12, 2024, which each caused a revaluation of the fair value on the executed Addendum Amendment, Second Amendment, Third Amendment, Fourth Amendment,and final inducement date. Although the Convertible Notes are not being accounted for under 825-10, the substance of the debt is considered to be the same and is therefore considered outside the scope of ASC 470-60. As such, the Company performed a fair value analysis of the Convertible Notes. For the year-ended December 31, 2024 and 2023, the Company had Monte Carlo simulations run-out for the expected conversion dates of the Convertible Notes using risk free rates, annual volatility, daily trading volumes, likely conversion profiles, and other assumptions based on principal and accrued interest as of the year-end. The Company determined the fair value of the Convertible Notes using certain Level 3 inputs.

The following table represents the significant and subjective fair value assumptions used for Convertible Notes during the years ended December 31, 2024 and 2023:

	2024	2023
Stock price	$2.88 – 6.09	$3.60 – 6.75
Conversion price	$2.30 - 3.78	$3.78 – 7.99
Volatility	80.0 – 115%	87.50 – 150%
Risk-free interest rate	4.73- 5.46%	4.64- 5.50%

Changes in Level 3 Financial Liabilities Carried at Fair Value

(Dollars in thousands)
Balance, December 31, 2022	$12,254
Conversions of debt (January 2023- May 11 2023)	(1,344)
Total revaluation losses	30
Balance, May 11, 2023 (date of Second Amendment)	10,940
Conversions of Debt (May 11, 2023-November 19, 2023)	(1,550)
Total revaluation losses	1,569
Balance November 20, 2023 (date of Third Amendment)	10,959
Conversions of debt (November 20, 2023- December 31, 2023)	(3,069)
Total revaluation losses	584
Balance December 31, 2023	$8,474

(Dollars in thousands)
Balance December 31, 2023	$8,474
Conversions of debt (January 1, 2024- February 28, 2024)	(550)
Total revaluation gains	(409)
Balance, February 28, 2024 (date of Fourth Amendment)	7,515
Conversions of debt (March 1, 2024- December 31, 2024)	(8,451)
Total revaluation losses, net (March 1, 2024- December 31, 2024)	611
Extension fee	325
Balance December 31, 2024	$-

On December 12, 2024, the Company entered into an agreement with the remaining three Note Holders who held an outstanding principal balance as December 12, 2024, pursuant to which the three remaining Note Holders elected to immediately convert all of the outstanding principal of certain convertible notes into shares of the Company’s common stock. The agreement satisfied the full outstanding debt owed to the remaining three Note Holders under the Convertible Notes and as such no further obligation remained for the Convertible Notes, see Note 8 for details.

On October 1, 2024, the Company modified the Series B Preferred Stock Agreement, which included a fixed reprice conversion of $5 per share from originally $135.25 per share, reprice of additional 60,000 warrants to a penny, an additional 140,000 new penny warrants being issued, and dividend payments being changed to annually from originally a one-time payment, which led to extinguishment accounting. The Company would record a deemed dividend of approximately $1.7 million between the fair value of the modified preferred stock against the carrying value of the original preferred stock. The Company performed a Monte Carlo simulation as of October 1, 2024 to determine the fair value of the modified preferred stock, in which the fair value considerations included the fixed conversion price of the preferred stock, assumption on the lockup expiration date, closing price of the common stock on the lockup expiration date using daily volatility, and risk free interest rates. The Company determined the fair value of the modified preferred stock using certain Level 3 inputs. In addition to the fair value of the preferred stock, as part of the modified preferred stock consideration, the Company performed a Black-Scholes simulation on the repriced and new penny warrants, using assumptions considered above similar to the convertible debt, and lastly applied a present value calculation on future dividends to be paid. See Note 9 for details on the modified Series B Preferred Stock.

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

● Step 2: Identify the performance obligations in the contract

● Step 3: Determine the transaction price

● Step 4: Allocate the transaction price to the performance obligations in the contract

● Step 5: Recognize revenue when the Company satisfies a performance obligation

In order to identify the performance obligations in a contract with a customer, a company must assess the promised goods or services in the contract and identify each promised goods or service that is distinct. A performance obligation meets ASC 606’s definition of a “distinct” good or service (or bundle of goods or services) if both of the following criteria are met: The customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct), and the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).

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

Cryptocurrencies are earned through participation with mining pool operators where the company provides hash rate services to the mining pool. Fair value of the cryptocurrency award received is determined using the quoted price of the related cryptocurrency where the Company is registered at the time of receipt. The mined cryptocurrency is immediately paid to the Coinbase wallet. Cryptocurrency is converted to U.S. dollars nearly everyday, as SDI is not in the business of accumulating material amounts of cryptocurrency on its balance sheet.

Cryptocurrency data center hosting

The Company has entered customer hosting contracts whereby the Company provides hosting services which include electrical power, other utilities, network connectivity, and management of hosting facility to cryptocurrency mining customers, and the customers pay a stated amount per MWh, a fixed rate, as well as a percentage of the profit share of net income from the customer’s mining operations, or a combination thereof. Some contracts also include pass-through expenses which are not recognized in revenue. The actual monthly amounts are calculated after the close of each month and billed to the customer. If any shortfalls due to outages are experienced, service level credits may be made to customers to offset outages which prevented them from cryptocurrency mining. Customer contract security deposits are reflected as other liabilities and are made at the time the contract is signed and held until the conclusion of the contract relationship.

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

Capacity fees are paid to the Company by ERCOT for its stand ready commitment to curtail MWs and are typically based on the Company’s ability to deliver the committed capacity throughout the contractual delivery period. In general, if the Company fails to curtail the contracted MWs during energy or emergency dispatches, the MW shortfall results in a penalty that could require the Company to reduce the fees paid by the customer during the contract period.

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

High performance computing services

The Company provided high performance computing (“HPC”) services to support customers’ generative AI workstreams. We have determined that HPC services were a single continuous service consisting of a series of distinct services that are substantially the same and have the same pattern of transfer (i.e., distinct days of service).

These services were consumed as they are received, and the Company recognized revenue over time using the variable allocation exception as it satisfies performance obligations. We applied this exception because we concluded that the nature of our obligations and the variability of the payment terms based on the number of GPUs providing HPC services were aligned and uncertainty related to the consideration was resolved on a daily basis as we satisfied our obligations. The Company recognized revenue net of consideration payable to customers, such as service credits, and accounted for as a reduction of the transaction price in accordance with guidance in ASC 606-10-32-25.

The Company, as it seeks to develop AI/HPC data center projects, may enter into customer hosting contracts whereby the Company, or its JV partners or affiliates, may provide hosting services which include electrical power, other utilities, network connectivity, and management of hosting facility to AI/HPC customers, and the customers pay a stated amount per megawatt-hour MWh, a fixed rate, as well as a percentage of the profit share of net income from the customer’s mining operations, or a combination thereof. Some contracts may also include pass-through expenses which are not recognized in revenue. The actual monthly amounts will be calculated after the close of each month and billed to the customer. If any shortfalls due to outages were to be experienced, service level credits may be made to customers to offset outages which prevent them from utilizing the AI/HPC facility. Customer contract security deposits, if applicable, would be reflected as other liabilities created at the time the contract is signed and held until the conclusion of the contract relationship.

Cost of Cryptocurrency Mining and Data Center Hosting Revenue

The Company’s cost of revenue consists primarily of (i) direct production costs related to mining operations, including electricity costs, profit-sharing fees, and other relevant costs, but excluding depreciation and amortization, which are separately stated in the Company’s consolidated statements of operations, (ii) service fee costs for capacity at a data center for high performance computing, and other relevant costs.

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

Allowances for credit losses are recorded as a direct reduction from an asset’s amortized cost basis. Credit losses and recoveries are recorded in General and administrative expenses in the Consolidated Statements of Operations. For the years ended December 31, 2024 and 2023, the Company had a provision for credit losses of approximately $760 thousand and $0, respectively. Recoveries of financial assets previously written off are recorded when received. Based on the Company’s current and historical collection experience, management recorded an allowance for expected credit losses of $244 thousand and $0 as of December 31, 2024 and December 31, 2023, respectively, due primarily to the Company’s write-off of approximately $516 thousand for the year ended December 31, 2024 due to uncollectibilty. The Company did not record any recoveries as of December 31, 2024 and December 31, 2023, respectively.

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

The Company recorded a loss allowance of approximately $158 thousand related to a note receivable as of December 31, 2024 due to a collectability issue with the counterparty. The outstanding note receivable was moved to Accounts Receivable, and a full reserve was placed on the note. The Company evaluates any potential need for loan loss reserves on a periodic basis based on relevant internal and external factors that affect loan collectability, including the amount of outstanding loans owed to the Company, current collection patterns and current economic trends. As these conditions change, the Company may need to record additional allowances in future periods.

Employee Receivables

Certain employees have a receivable due to the Company based on their stock-based awards, in which $178 thousand and $110 thousand was outstanding as of December 31, 2024 and December 31, 2023, respectively. The balance is currently presented as $13 thousand within Notes receivable as of December 31, 2024 and December 31, 2023, $69 thousand and $0, respectively within Prepaid expenses and other current assets as of December 31, 2024 and 2023, and $96 thousand and $97 thousand, respectively within Other assets on the financial statements.

Deposits and Credits on equipment

As of December 31, 2024 and December 31, 2023, the Company had approximately $5.1 million and $1.0 million, respectively, in deposits and credits on equipment that had not yet been received by the Company as of the year end. Once the Company receives such equipment in the subsequent period, the Company will reclassify such balance into Property, Plant, and Equipment. Included in these balances was a credit on equipment of $975 thousand, of which approximately $98 thousand has been used as of December 31, 2024, and the remaining $877 thousand will be restricted to be used on future purchases for Project Dorothy 2 and Project Kati by June 1, 2025 (“expiration date”). The Company notes that if an order is not executed by the expiration date, the credit would be forfeited. The Company intends to utilize the full credit balance for future orders prior to the expiration date.

Long-Lived Assets

The Company accounts for impairment or disposal of long-lived assets, which include property, plant, and equipment and also finite-lived intangible assets, in accordance with accounting standards that address the financial accounting and reporting for the impairment or disposal of long-lived assets, specify how impairment will be measured, and how impaired assets will be classified in the Consolidated Financial Statements. On a quarterly basis, the Company analyzes the status of its long-lived assets at each subsidiary for potential impairment. Recoverability of assets to be held and used are measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. Because the impairment test for long-lived assets held in use is based on estimated undiscounted cash flows, there may be instances where an asset or asset group is not considered impaired, even when its fair value may be less than its carrying value, because the asset or asset group is recoverable based on the cash flows to be generated over the estimated life of the asset or asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the year ended December 31, 2024 and 2023, the Company has impaired approximately $130 thousand and $575 thousand, respectively, of property, plant, and equipment, and there was no impairment for the intangible assets for the year ended December 31, 2024 and 2023.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid short-term investments with original maturities of less than three months.

Restricted Cash

Restricted cash relates to cash that is legally restricted as to withdrawal and usage or is being held for a specific purpose and thus not available to the Company for immediate or general business use. As of December 31, 2024, the Company had restricted cash of approximately $2.6 million, in which $1.1 million was classified as current and $1.5 million was classified as non-current. As of December 31, 2023, the Company had restricted cash of approximately $4.0 million, of which $3.0 million was classified as current and $1.0 million was classified as non-current. Currently, the balance in restricted cash relates to a restricted deposit held with a customer that was for less than 12 months. The Company has a long-term restricted cash balance in relation to a collateralized deposit.

Warrant Liability

Under the guidance in ASC 815, Derivatives and Hedging (ASC 815), certain Company warrants associated with the Fourth Amendment described further in Note 8 on February 28, 2024 did not meet the criteria for equity treatment, due to being subject to shareholder approval, the cap containment provision. As such, the warrants were recorded on the balance sheet at fair value. This valuation was subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation was adjusted to fair value, with the change in fair value recognized in the Company’s consolidated Statement of Operations. On May 30, 2024, shareholder approval was obtained removing the cap containment provision, and as such, the liability accounting treatment was no longer required. Since all other criteria were met to be treated as an equity, the Company adjusted the warrant liability as of the date of shareholder approval and reclassified balance to equity. As such, the Company accounted for the change in the fair value of the warrant liability as of the date of the shareholder approval (May 30, 2024). In addition, on October 1, 2024, the Company issued 140 thousand new penny warrants to the Series B holder in which was subject to shareholder approval which was obtained on November 15, 2024. The Company adjusted the fair value of warrants as of the date of shareholder approval and reclassified the balance to equity, as such no longer required to be treated as a warrant liability as of December 31, 2024.

As discussed in Footnote 8, on June 20, 2024, Cloudco, a subsidiary of Soluna Cloud, entered into a Promissory Note Agreement of $12.5 million with an accredited investor. In addition, on July 12, 2024, CloudCo, Cloud, and the accredited investor noted above entered into a First Amendment to the Note Purchase Agreement (the “June SPA Amendment”). This amendment allows CloudCo to issue additional secured promissory notes totaling $1.25 million to new accredited investors (the “Additional Investors”). In consideration of entering into the promissory note, Cloud issued warrants to the accredited investors. Since the warrants were determined to not be indexed to the Company’s own stock under ASC 815-40-15, and since the warrants to be delivered upon exercise are not readily convertible to cash, they do not meet the net settlement criteria within ASC 815-10-15-83. While Soluna Holdings, Inc is publicly traded, the shares provided are specific to Soluna Cloud, Inc, which is a subsidiary of Soluna Holdings, Inc. The shares of Soluna Cloud, Inc are not publicly traded and therefore the common stock underlying the warrant is not readily convertible to cash. Further evaluation of the Warrants under ASC 815-10 was required to determine if the Warrants meet the definition of a derivative. The warrants are classified as a liability that are required to be adjusted to fair market value. The Company applied a discounted cash flow method in relation to the valuation of Cloud in which assumptions from forecasted projected cash flow data and other key operating assumptions such as working cash flow were used to determine an enterprise value less any current debt in order to determine an equity value for Cloud. As of December 31, 2024, the warrants were fair valued, and deemed to not have any further value, as such the Company wrote down the liability balance to $0.

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

Share-Based Payments

The Company grants options to purchase its common stock and awards restricted stock to our employees and directors under the Company’s equity incentive plans. The benefits provided under these plans are share-based payments and the Company accounts for stock-based awards exchanged for employee service in accordance with the appropriate share-based payment accounting guidance. Stock-based compensation represents the cost related to stock-based awards granted to employees and directors. The Company measures stock-based compensation cost at grant date based on the estimated fair value of the award and recognizes the cost as expense on a straight-line basis in accordance with the vesting of the options (net of estimated forfeitures) over the option’s requisite service period. The Company estimates the fair value of stock-based awards on the grant date using a Black-Scholes valuation model. The Company uses the fair value method of accounting with the modified prospective application, which provides for certain changes to the method for valuing share-based compensation. The valuation provisions apply to new awards and to awards that are outstanding on the effective date and subsequently modified. Under the modified prospective application, prior periods are not revised for comparative purposes. Stock-based compensation expense is recorded in the lines titled “Cost of cryptocurrency mining revenue,” “Cost of data hosting revenue,” and “General and administrative expenses” in the Consolidated Statements of Operations based on the employees’ respective functions.

The Company records deferred tax assets for awards that potentially can result in deductions on the Company’s income tax returns based on the amount of compensation cost that would be recognized upon issuance of the award and the Company’s statutory tax rate. All income tax effects of awards, including excess tax benefits, recognized on stock-based compensation expenses are reflected in the Consolidated Statements of Operations as a component of the provision for income taxes on a prospective basis.

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

Operating segments

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the chief operating decision maker (“CODM”), which is composed of several members of its senior leadership team, directed by the CEO and CFO. The CODM uses segment operating income (loss) to assess the performance of, manage the operations of, and allocate capital and operational resources to the Company’s three reportable segments: Cryptocurrency Mining, Data Center Hosting, and High-Performance Computing Services as described further in Note 16.

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

Other Comprehensive Income

The Company had no other comprehensive income items for the years ended December 31, 2024 and 2023.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liability on our consolidated balance sheets. The Company did not have any finance leases as of December 31, 2024 or December 31, 2023.

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

Accounting Updates Effective for fiscal year 2024

Improvements to Reportable Segment Disclosures

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvement to Reportable Segment Disclosures (ASU 2023-07), which requires disclosure of incremental segment information on an annual and interim basis, primarily through enhanced disclosures of significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 and requires retrospective application to all periods presented upon adoption. Early adoption is permitted. The Company adopted ASU 2023-07 for the year ended December 31, 2024. As a result of the adoption, the Company expanded its disclosures in Note 16 Segment Information, to present significant expenses that are included within cost of revenue, by reportable segment, which are presented to the CODM.

Accounting Updates Not Yet Effective

Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact that ASU 2023-09 will have on the Consolidated Financial Statements and disclosures.

Stock Compensation

In March 2024, the FASB issued ASU 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards (“ASU 2024-01”), to clarify the scope application of profits interest and similar awards by adding illustrative guidance in ASC 718, Compensation—Stock Compensation (“ASC 718”). ASU 2024-01 clarifies how to determine whether profits interest and similar awards should be accounted for as a share-based payment arrangement (ASC 718) or as a cash bonus or profit-sharing arrangement (ASC 710, Compensation—General, or other guidance) and applies to all reporting entities that account for profits interest awards as compensation to employees or non-employees. In addition to adding the illustrative guidance, ASU 2024-01 modified the language in paragraph 718-10-15-3 to improve its clarity and operability without changing the guidance. ASU 2024-01 is effective for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2025. Early adoption is permitted. The amendments should be applied either retrospectively to all prior periods presented in the financial statements, or prospectively to profits interests and similar awards granted or modified on or after the adoption date. The Company is currently assessing the impacts of adopting ASU 2024-01 on the Consolidated Financial Statements and disclosures.

Improvements to Comprehensive Income- Expense Disaggregation

In December 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 requires, in the notes to the financial statements, disclosures of specified information about certain costs and expenses specified in the updated guidance. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the impact the updated guidance will have on its disclosures.

Debt with Conversion and Other Options

In December 2024, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2024-04, Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. ASU 2024-04 clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion to improve relevance and consistency. The new standard is effective for the Company for its annual periods beginning after December 15, 2025 and interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard.

3. Accounts Receivable

Accounts receivables consist of the following at:

(Dollars in thousands)	December 31, 2024	December 31, 2023
Data hosting	$1,385	$2,456
Related party receivable	-	8
Demand response service receivable	1,159	268
Proprietary mining Coinbase receivable	37	216
Other	356	-
	2,937	2,948
Less: Allowance for expected credit losses	(244)	-
	$2,693	$2,948

The Company’s allowance for expected credit loss was $244 thousand as of December 31, 2024 and $0 as of December 31, 2023. For the year ended December 31, 2024, one of the Company’s borrowers from a note receivable was having financial difficulty and secured additional financing to pay the note, as such the Company fully reserved the note balance and incurred a provision on credit loss of approximately $244 thousand. In addition, the Company had a credit provision for approximately $516 thousand due to a pricing dispute with a Bitcoin hosting customer, in which the agreement with the customer was terminated in December 2024. The Company wrote off the entire allowance with the Bitcoin hosting customer of $516 thousand as of year-end.

Rollforward of Allowance of Expected Credit Losses:

(Dollars in thousands)	2024	2023

Allowance for expected credit losses, beginning of year	$-	$-
Current period credit provision	760	-
Write offs charged against the allowance	(516)	-
Recoveries collected	-	-
Allowance of expected credit losses, end of year	$244	$-

4. Property, Plant and Equipment

Property, plant and equipment consist of the following at:

(Dollars in thousands)	December 31, 2024	December 31, 2023
Land and land improvements	$1,553	$1,538
Buildings and leasehold improvements	25,453	25,369
Computers and related software	11,533	11,764
Machinery and equipment	9,324	9,054
Office furniture and fixtures	34	28
Construction in progress	9,250	1,111
	57,147	48,864
Less: Accumulated depreciation	(9,864)	(4,292)
	$47,283	$44,572

Depreciation expense was approximately $6.2 million and $3.9 million for the years ended December 31, 2024 and 2023, respectively. Repairs and maintenance expense was approximately $536 thousand and $140 thousand for the years ended December 31, 2024 and 2023, respectively.

The Company had a loss on sale of equipment of approximately $31 thousand for the year ended December 31, 2024, which related to equipment held for sale and in storage. The Company received proceeds on the sale of equipment of approximately $215 thousand for the year ended December 31, 2024, with a net book value of approximately $246 thousand. The Company incurred a $398 thousand loss for the year ended December 31, 2023 in connection with the disposal and sale of miners (M20, M21, M30, and M31 models) and equipment which included Switchgear and Tesseracks (mobile, Bitcoin mobile equipment) for approximately $147 thousand at their Project Sophie and Project Marie sites from which the Company received proceeds of approximately $2.5 million in which had a net book value of approximately $2.7 million, in addition to approximately a $251 thousand loss on sale of assets in relation to NYDIG collateral finalization, where the Company had to pay for expenses and legal fees related to the disposition.

During the year ended December 31, 2024, the Company had impairment charges of approximately $130 thousand. This charge related to the sale of S19 miners that occurred in April 2024, as a result of which the Company wrote down the net book value of the miners to the subsequent sales price. During the year ended December 31, 2023, the Company had impairment charges of approximately $575 thousand which related to impairment of approximately $165 thousand for power supply units (PSUs) at the Sophie location, and $410 thousand for revaluing S19, M30, M31, and M32 miners to market conditions and sales made during and subsequent to year-end, which lowered the net book value to the sales price of the type of miner sold.

Equipment held for sale

In April 2023, Project Sophie entered into a 25 MW hosting contract with a sustainability-focused Bitcoin miner, which has shifted the Company’s business model at the Company’s modular data center at Project Sophie from proprietary mining to hosting Bitcoin miners as customers. The Company obtained Board of Director approval to sell all remaining miners at the Sophie location and as of December 31, 2023, approximately $107 thousand remained outstanding whereas the Company expected to be sold within a year. For the year ended, December 31, 2024, the Company has sold all remaining Sophie assets held for sale for approximately $82 thousand. A balance of approximately $28 thousand remains outstanding as of December 31, 2024 related to Marie assets.

5. Intangible Assets

Intangible assets consist of the following as of December 31, 2024:

(Dollars in thousands)	Intangible Assets	Accumulated Amortization	Total

Strategic pipeline contract	$46,885	$29,694	$17,191
Assembled workforce	500	317	183
Patents	266	20	246
Total	$47,651	$30,031	$17,620

Intangible assets consist of the following as of December 31, 2023:

(Dollars in thousands)	Intangible Assets	Accumulated Amortization	Total

Strategic pipeline contract	$46,885	$20,317	$26,568
Assembled workforce	500	216	284
Patents	165	10	155
Total	$47,550	$20,543	$27,007

Amortization expense for each of the years ended December 31, 2024 and 2023 was approximately $9.5 million.

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

The Company expects to record amortization expense of intangible assets over the next five years and thereafter as follows:

(Dollars in thousands)
Year ending December 31,
2025	$9,490
2026	7,910
2027	13
2028	13
2029	13
Thereafter	181
Total	$17,620

  6. Income Taxes

Income tax expense (benefit) for each of the years ended December 31 consists of the following:

(Dollars in thousands)	2024	2023

Federal	$—	$—
State	35	40
Deferred	(2,522)	(1,107)
Total	$(2,487)	$(1,067)

Deferred income tax expense (benefit) from operations for each of the years ended December 31 consists of the following:

(Dollars in thousands)	2024	2023

Deferred tax expense (benefit)	$4,006	$2,566
Net operating loss carry forward	(8,192)	(9,813)
Valuation allowance	1,664	6,140
	$(2,522)	$(1,107)

The Company’s effective income tax rate from operations differed from the Federal statutory rate for each of the years ended December 31 as follows:

	2024	2023
Federal statutory tax rate	21%	21%
Change in valuation allowance	(3)	(15)
State taxes, net of federal benefit	—	—
Cancellation of debt	(9)	—
Expiration of stock option	—	(1)
Loss on extinguishment of debt	(2)	(1)
Other deferred Adjustments	(3)	(1)
Tax rate	4%	3%

Deferred Tax (Liabilities) Assets:

Deferred tax (liabilities) assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates. Temporary differences, net operating loss carryforwards and tax credit carryforwards that give rise to deferred tax assets and liabilities are summarized as follows as of December 31:

(Dollars in thousands)	2024	2023

Deferred tax assets:
Accruals and reserves	$236	$274
Net operating loss	37,151	28,951
Property, plant and equipment	(1,394)	5,777
Stock options	2,236	1,562
Research and development tax credit	227	227
Deferred tax assets	38,456	36,791
Valuation allowance	(38,456)	(36,791)
Deferred tax assets, net of valuation allowance	—	—

Deferred tax liabilities:
Intangibles	(5,257)	(7,779)
Deferred tax liabilities	(5,257)	(7,779)
Deferred tax liabilities, net	$(5,257)	$(7,779)

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

As a result of its assessment in 2024, the Company increased its valuation allowance against its deferred tax assets. The increase in the valuation allowance caused incremental tax expense of $1.7 million to be recognized in 2024. The increase of the valuation allowance was based upon the uncertainty surrounding the Company’s projected future taxable income, causing the Company to evaluate what portion of the Company’s deferred tax assets it believes are more likely than not to be realized. The Company has determined that it will not generate sufficient levels of pre-tax earnings in the future to realize the deferred tax assets relating to net operating loss carryforwards and research and development credit carryforwards recorded on the balance sheet as of December 31, 2024. Taking into consideration existing levels of permanent differences, non-deductible expenses and the reversal of significant temporary differences, the Company has determined that all other deferred tax assets recorded on the balance sheet as of December 31, 2024, will be fully realized.

The valuation allowance on December 31, 2024 and 2023 was $38.5 million and $36.8 million, respectively. Activity in the valuation allowance for deferred tax assets is as follows as of December 31:

(Dollars in thousands)	2024	2023

Valuation allowance, beginning of year	$36,791	$30,651
Net operating (loss) income	8,200	9,813
Property, plant and equipment	(7,171)	(4,316)
Stock options	673	566
Research and development credit	—	53
Accrued expenses	(37)	24
Valuation allowance, end of year	$38,456	$36,791

Net operating losses:

As of December 31, 2024, the Company has unused Federal net operating loss carryforwards of approximately $162.0 million after reducing the total by $3.4 million which expired in 2024. Of what is remaining, $48.1 million will begin to expire in 2025 and the remainder being carried forward indefinitely.

The Company’s and/or its subsidiaries’ ability to utilize their net operating loss carryforwards may be significantly limited by Section 382 of the IRC of 1986, as amended, if the Company or any of its subsidiaries undergoes an “ownership change” as a result of changes in the ownership of the Company’s or its subsidiaries’ outstanding stock pursuant to the exercise of the warrants or otherwise.

Unrecognized tax benefits:

The Company has unrecognized tax benefits of $0 and $0 thousand as of December 31, 2024 and 2023, respectively.

Additionally, the Company does not have uncertain tax positions that it expects will increase or decrease within twelve months of this reporting date. The Company recognizes interest and penalties related to uncertain tax positions as a component of tax expense. The Company did not recognize any interest or penalties in 2024 or 2023.

The Company files income tax returns, including returns for its subsidiaries, with federal and state jurisdictions. The Company is no longer subject to IRS or state examinations for any periods prior to 2020, although carryforward attributes that were generated prior to 2022 may still be adjusted upon examination by the IRS if they either have been or will be used in a future period.

7. Accrued Liabilities

Accrued liabilities consist of the following at:

(Dollars in thousands)	December 31, 2024	December 31, 2023

Salaries, wages and related expenses	$552	$423
Liability to shareholders for previous acquisition	363	363
Legal, audit, tax and professional fees	537	448
Contract liability (1)	20,015	-
Sales tax accrual	575	575
Real estate taxes accrual	182	1,166
Hosting and utility fees	1,036	383
Interest payable	2,275	936
Dividend payable	7	7
Construction fees	2,211	-
Membership distribution accrual	1,179	517
Other	143	88
Total	$29,075	$4,906

(1)	CloudCo and HPE terminated their contract, which provided the Company access to datacenter and cloud services for AI and supercomputing applications utilizing NVIDIA H100 GPUs. In accordance with the terms of the HPE Agreement, CloudCo is required to pay all of the unpaid fees that were payable over entire term of the contract. As of December 31, 2024, the Company reduced its prepaid assets and other long-term assets by approximately $8.6 million, increased termination liability by approximately $20.0 million and recorded a loss on contract of approximately $28.6 million to account for the termination of the contract and CloudCo’s contractual payments. See Note 17 for details.

8. Debt

The following table represents total debt outstanding by agreement as of December 31, 2024:

(Dollars in thousands):	Convertible notes payable	Current portion of debt	Long term debt	Total
Convertible Notes	$-	$-	$-	$-
NYDIG financing	-	9,183	-	9,183
Navitas term loan	-	137	-	137
June 2024 secured note	-	3,922	7,061	10,983
July 2024 additional secured note	-	1,202	-	1,202
Total Debt	$-	$14,444	$7,061	$21,505

The following table represents total debt outstanding by agreement as of December 31, 2023:

(Dollars in thousands):	Convertible notes payable	Current portion of debt	Long term debt	Total
Convertible Notes	$8,474	$-	$-	$8,474
NYDIG financing	-	9,183	-	9,183
Navitas term loan	-	1,681	-	1,681
Total Debt	$8,474	$10,864	$-	$19,338

Convertible Notes

Debt consists of the following

(Dollars in thousands):	Maturity Date	Interest Rate	December 31, 2024	December 31, 2023
Convertible Note	January 24, 2025**	*18%	$-	$8,474

*	Default interest was waived on March 10, 2023, and no further default interest applied on the Convertible Note for the remainder of the year.
**	January 24, 2025 was the amended maturity date, however, as noted below, the Convertible Notes were converted in advance of maturity date and are no longer outstanding.

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

On July 19, 2022 and on September 13, 2022, the Company entered into an Addendum and Addendum Amendment which adjusted the terms such as maturity date, conversion prices, and the issuance of new warrants to the Noteholders. Pursuant to the Addendum and Addendum Amendment, the Company evaluated whether the new addendums qualified as debt modification or debt extinguishment. Based on ASC 470, Debt, the Company determined the Addendum and Addendum Amendment to fall under Debt Extinguishment treatment and the Company would be required to record the new debt at fair value, and in turn write off the existing debt on the books.

Following the debt extinguishment on July 19, 2022 as noted above, the Convertible Notes have been accounted for under the fair value method on a recurring basis upon issuance (e.g., upon execution of the Addendum) per guidance within ASC 480, and at each subsequent reporting period, with changes in fair value reported in earnings. See below for rollforward of the fair value of the convertible debt:

(Dollars in thousands)	January 1, 2024- December 31, 2024	January 1, 2023- December 31, 2023

Beginning fair value balance of convertible notes	$8,474	$12,254
Conversions of debt	(9,001)	(5,963)
Revaluation losses and extinguishment of debt, net	202	2,183
Extension fee	325	-
Ending fair value of convertible notes	$-	$8,474

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

On February 28, 2024, the Company and the Noteholders entered into a Fourth Amendment Agreement to amend the Notes, SPA and related agreements to facilitate future financings by the Company. In addition, the Company was permitted to unilaterally extend the maturity date of the Notes for two 3-Month extensions if prior to the then in effect maturity date the Company gives notice to the Noteholders and increases the principal amount of the Notes on the date of each such extension by two percent (2%) the principal amount of the Notes outstanding on the date of such extension.

In consideration of the foregoing, the Company:

●	Reduced the conversion price of the Notes to $3.78 per share;

●	The Noteholders received an aggregate of 850,000 three year warrants exercisable at $0.01 per share;

●	An aggregate of 320,005 warrants held by the Noteholders had the exercise price reduced to $3.78 per share (the “$3.78 Warrants”); and

●	An aggregate of 478,951 warrants held by the Noteholders had the exercise price reduced to $6.00 per share (the “$6.00 Repriced Warrants”). For every one $6.00 Repriced Warrant exercised by a Purchaser, such Purchaser shall receive 1.36 new five-year warrants with an exercise price of $0.01, 1.6 new five-year warrants with an exercise price of $4.20, and 1.6 new five-year warrants with an exercise price of $5.70.

In June 2024, pursuant to the Fourth Amendment Agreement, the Company exercised its right to extend the maturity date of the Notes for an additional six months, or until January 24, 2025, to enable the Company to continue to pursue its significant project development opportunities for Soluna Cloud, Dorothy 2, and other projects. The extension of the notes caused an increase in the convertible note balance of approximately $325 thousand and the extension fee was recorded within Other Expense, net for the year ended December 31, 2024.

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

Pursuant to additional agreements with holders of another 51,618 outstanding warrants, similar adjustments with those warrants, resulted in a total adjustment to 530,569 warrants. As the 51,618 warrants were not with the Noteholders, the treatment of $6.00 repriced warrants was recorded as a deemed dividend and adjusted the Company’s earnings per share calculation noted in Footnote 11 for the year ended December 31, 2024. The fair value associated with the 51,618 warrants with non-Noteholders totaled approximately $386 thousand. On May 17, 2024, the Company permitted the holders of the Company’s Amended Class C Warrants, previously exercisable at $6 per share, to exercise such warrants at a reduced exercise price of $4 per share, provided that each such holder exercised at least 61.83% of their Amended Class C Warrants by the close of business on May 17, 2024. The Company also agreed to reduce the exercise price on all remaining Amended Class C Warrants. The adjustment in the exercise price, resulted in an additional deemed dividend which amounted to approximately $66 thousand for the year ended December 31, 2024.

For the year ended December 31, 2024, 529,161 of the Amended Class C warrants have been exercised by both the Noteholders and non-Noteholders, resulting in the issuance of 719,658 shares of $0.01 warrants, 846,657 shares of $4.20 warrants, and 846,657 shares of $5.70 warrants.

As previously discussed in Footnote 1, the Company entered into a SEPA with YA II PN, LTD on August 12, 2024. Access to the SEPA was subject to a number of conditions precedent including, but not limited to, various consents from the Company’s Note Holders. On October 1, 2024, the Noteholders entered into a Consent, Waiver, and Mutual Release Agreement (the “Master Consent”) which provides the following:

●	consent to the Company’s entry into the SEPA;
●	waiver of any rights of first refusal or participation rights in connection with the SEPA;
●	standstill of the rights to exercise certain $0.01 warrants pursuant to the SPA;
●	the right to prepay the convertible notes with a 20% premium;
●	termination of the SPA and related agreements upon the full payoff of the convertible notes; and
●	mutual limited release of claims between the Noteholders and the Company.

In return for these consents, the Company agreed to pay a $750 thousand waiver fee and to prepay to the remaining Note Holders the 20% premium for the prepayment of the Notes of approximately $625 thousand. Such amounts were recorded as within Other Expense, net within the Consolidated Financial Statements.

For the year ended December 31, 2024, the Company issued 2,512,581 shares of common stock for conversion of the debt, which includes the final conversion shares noted below. For the year ended December 31, 2023, the Company issued 1,235,678 shares of common stock for the conversion of debt.

On December 12, 2024, the Company entered into an agreement with the remaining three Note Holders who held an outstanding principal balance as of December 12, 2024, pursuant to which the three remaining Note Holders elected to immediately convert all of the outstanding principal of certain convertible notes into shares of the Company’s common stock. The agreement satisfied the full outstanding debt owed to the remaining three Note Holders under the Convertible Notes. Following the conversion, 335,661 shares of common stock were issued to the Note Holders in accordance with the terms of the Convertible Notes, as amended. The Company recorded a debt inducement conversion expense of approximately $388 thousand within Other Expense, net on the Consolidated Financial Statements. No further amounts are owed by the Company under the Convertible Notes as of December 31, 2024.

NYDIG financing

(Dollars in thousands)	Maturity Dates	Interest Rate	January 1, 2024 - December 31, 2024	January 1, 2023 - December 31, 2023
NYDIG Loans #1-11	April 25, 2023 thru January 25, 2027*	14% thru 16%	$9,183	$10,546

Less: repossession of collateralized assets			—	(1,363)
Total outstanding debt			$9,183	$9,183

*	Due to event of default- the entire NYDIG Financing became current, see note below.

On December 30, 2021, Soluna MC Borrowing 2021-1 LLC (the “Borrower”), a subsidiary of Soluna MC, LLC, a subsidiary of Soluna Digital, a subsidiary of the Company, entered into a Master Equipment Finance Agreement (the “Master Agreement”) with NYDIG ABL LLC (“NYDIG”) as lender, servicer and collateral agent (the “NYDIG facility”). The Master Agreement outlined the framework for a financing up to approximately $14.4 million in aggregate equipment financing. Subsequently, the parties negotiated the specific terms of each equipment financing transaction as well as the terms upon which the Noteholders would consent to the transactions contemplated by the Master Agreement.

On January 14, 2022, the Borrower effected an initial drawdown under the Master Agreement in the aggregate principal amount of approximately $4.6 million that bore interest at 14% and was to be repaid over 24 months. On January 26, 2022, the Borrower had a subsequent drawdown of $9.8 million. As part of the transactions contemplated under the Master Agreement, (i) the Company’s indirect wholly owned subsidiary, Soluna MC LLC, formerly EcoChain Block LLC (“Guarantor”), which is the owner of 100% of the equity interests of Borrower, executed a Guaranty Agreement in favor of NYDIG, as lender, dated as of December 30, 2021 (the “Guaranty Agreement”), (ii) Borrower had granted a lien on, and security interest in, all of its assets to NYDIG, as collateral agent, (iii) Guarantor entered into an equipment financing arrangement on assets purchased with the borrowed funds, (iv) Borrower would borrow from NYDIG the loans as set forth in certain loan schedules (the “Specified Loans”), and (v) Borrower had executed a Digital Asset Account Control Agreement (the “ACA Wallet Agreement”) with NYDIG, as collateral agent and secured party, and NYDIG Trust Company LLC, as custodian, dated as of December 30, 2021, as well as such other agreements related to the foregoing as mutually agreed (collectively, the “NYDIG Transactions”).

On December 20, 2022, as a result of the Borrower’s default on as series of loans made by NYDIG to the Borrower, the Borrower received a Notice of Acceleration and Repossession (the “NYDIG Notice”) from NYDIG with respect to the Master Agreement, by and between Borrower and NYDIG. The obligations of Borrower under the Master Agreement and reflected in the NYDIG Notice are ring-fenced to Borrower and its direct parent company, Soluna MC LLC. The Company is not a party to any guaranty, collateral agreement, or other support agreement with or for the benefit of NYDIG.

On February 23, 2023, NYDIG proceeded to foreclose on all of the collateral securing the MEFA, and repossessed the collateralized assets that totaled approximately $3.4 million, in which approximately $560 thousand was first used to pay off accrued interest and penalty to date. On September 5, 2023, NYDIG provided a letter finalizing the accounting for the repossessed collateralized assets totaling proceeds of approximately $3.4 million. This included legal and other expenses associated with the sale of the assets net a modest gain on the estimated net book value of the assets totaling $251 thousand that was expensed as a loss on disposition of assets for the year ended December 31, 2023. On December 7, 2023, NYDIG filed its Motion for Summary Judgment seeking entry of a judgment against Soluna in the approximate amount of $10.3 million for principal and interest and penalties. On January 12, 2024, Soluna filed its objection to NYDIG’s motion for summary judgment on the grounds that NYDIG failed to explain what collateral of which loan was sold and how the sale proceeds were allocated to each loan. A summary judgment motion hearing took place on February 13, 2024, where it was agreed upon by both NYDIG and the Borrower, that the total outstanding loan principal balance would be approximately $9.2 million, to which a penalty fee was applied of approximately $1.0 million with respect to the repossessed collateralized assets, and outstanding interest and penalty balance would be approximately $936 thousand as of December 31, 2023. The Company applied the per diem interest rate agreed upon with the summary judgement for the year ended December 31, 2024 and recorded interest expense of approximately $1.4 million and has an outstanding interest and penalty accrual of approximately $2.3 million recorded within “Accrued Liabilities” as of December 31, 2024. See Note 13 for further information in relation to the NYDIG litigation matter.

Navitas term loan

(Dollars in thousands)	Maturity Date	Interest Rate	January 1, 2024- December 31, 2024	May 9, 2023- December 31, 2023
Term Loan and capitalized interest (excludes debt issuance cost)	May 9, 2025	15%	$1,707	$2,254
Less: principal and capitalized interest payments			(1,570)	(547)
Less: debt issuance costs			-	(26)
Total outstanding debt			$137	$1,681

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

Any and all monthly debt service amounts so paid to Lender shall be applied first to accrued and unpaid interest that has not yet been added to the principal balance of the Term Loan, if any, and then to repayment of the then outstanding principal balance of the Term Loan. On the Term Loan Maturity Date (May 9, 2025), all remaining principal and accrued and unpaid interest that has not yet been added to the principal balance of the Term Loan, if any, shall become immediately due and owing in full and shall be paid by wire transfer in immediately available funds. The Company has paid approximately $1.6 million in principal for the year ended December 31, 2024 and $547 thousand in principal and capitalized interest payments for the year ended December 31, 2023. Interest expense related to the Navitas Term Loan for the years ended December 31, 2024 and 2023 was approximately $138 thousand and $204 thousand, respectively, which includes interest associated with the debt issuance costs. Subsequent to the year-ended December 31, 2024, the Company has fully repaid the Navitas loan and no longer has an outstanding balance.

Equipment Loan Agreement

On May 16, 2024, SDI SL Borrowing – 1, LLC, an affiliate of Soluna Holdings, Inc. (the “Borrower”) entered into a loan agreement (the “Equipment Loan Agreement” or the “Loan”) with Soluna2 SLC Fund II Project Holdco LLC (the “Lender”, and collectively, the “Parties”). The Equipment Loan Agreement provides for the Company to borrow, from time to time, up to $1.0 million, and further amended on February 28, 2025 to $4.0 million to be used to purchase necessary equipment for the progression of Project Dorothy 2 and Project Kati. Any loans made under the Equipment Loan Agreement have a maturity date of May 16, 2027 and will bear interest at a rate of 15% per annum. The Equipment Loan Agreement includes customary covenants for loans of this nature, as well as a multiple on invested capital (“MOIC”) provision, which requires the Company to pay, in addition to principal and interest, an amount equal to the difference of (i) the greater of (a) the principal amount of the Loan being repaid plus all interest previously paid or simultaneously being paid to Lender in respect of such principal of the Loan, and (b) the principal amount of the Loan being repaid multiplied by three, minus (ii) the sum of the principal amount of the Loan being repaid plus all interest previously paid or simultaneously being paid to Lender in respect of such principal of the Loan.

On May 17, 2024, the Borrower drew down $720 thousand of the equipment loan with the Lender. On July 22, 2024, the Borrower satisfied and repaid the borrowing amount in full by issuing the Investor Class B Membership Interests in the Dorothy 2 project valued at three times the borrowing amount (i.e., $2.16 million). The redemption of debt through equity created approximately a $1.4 million loss on debt extinguishment for the year ended December 31, 2024. Per ASC 835-30-S45-1, debt issuance costs related to line of credits should be recorded as an asset and amortized over the life of the line of credit agreement. As such, the Company recorded $53 thousand within Prepaid expenses and other current assets and $75 thousand within Other assets on the consolidated balance sheet as of December 31, 2024, of which $35 thousand has been amortized and recorded within Interest Expense.

June 2024 secured note and July 2024 additional secured note

(Dollars in thousands)	Maturity Date	Interest Rate	June 20, 2024- December 31, 2024
Term Loan and capitalized interest (excludes debt issuance cost)	June 20, 2027	9%	$14,062
Less: principal and capitalized interest payments			(1,105)
Less: debt discount			(236)
Less: debt issuance costs			(535)
Total outstanding note			12,186
(Less) Current note outstanding			5,125
Long-term note outstanding			$7,061

On June 20, 2024, pursuant to the terms and subject to the conditions of a Note Purchase Agreement (the “June SPA”) by and among (i) CloudCo, a Delaware limited liability company and indirect wholly owned subsidiary of the Company, (ii) Soluna Cloud, a Nevada corporation, indirect wholly owned subsidiary of the Company, and parent of CloudCo, (iii) the Company and (iv) the accredited investor named therein (the “Investor”, and collectively the “Note Parties”), CloudCo issued to the Investor a secured promissory note in a principal amount equal to $12.5 million (the “Note”). The Note accrues interest at a rate 9.0% per annum, subject to adjustment upon an event of default. The Note matures on June 20, 2027. CloudCo’s obligations under the Note will be secured by all or substantially all of CloudCo’s assets, including pursuant to a security agreement to be executed and delivered by CloudCo in favor of the Investor (the “CloudCo Security Agreement”, and together with the June SPA and the Note, the “CloudCo Agreements”).

As further inducement for the Investor to purchase the Note, Soluna Cloud issued to the Investor a warrant (the “Warrant”) exercisable within three years from June 20, 2024 for a number of shares of common stock of Soluna Cloud equal to the sum of (a) 12.5% of Soluna Cloud’s issued and outstanding common stock as of the date of the Warrant divided by 0.875, plus (b) the percentage of each Qualified Issuance (as defined below) divided by 0.875. For purposes of the Warrant, “Qualified Issuance” means (y) each issuance of common stock of Soluna Cloud during the period commencing on the day after the date of the Warrant and ending on the earlier to occur of (i) the conclusion of up to an additional $112.5 million of capital raised, whether in the form of debt, equity, mixed or otherwise, by Soluna Cloud and its subsidiaries and (ii) December 31, 2024 and (z) the number of shares of common stock of Soluna Cloud issuable upon the exercise or conversion of any convertible securities of CloudCo issued during such period (other than certain issuances pursuant to CloudCo’s equity compensation plans). On June 20, 2024, the Company determined that the warrant should be treated as a warrant liability and based on valuation, the Company booked a warrant liability of approximately $314 thousand and a related debt discount which will be amortized over the life of the loan.

On July 12, 2024, the Company, CloudCo, Soluna Cloud, and the Investor entered into a First Amendment to the Note Purchase Agreement (the “June SPA Amendment”). This amendment allows CloudCo to issue additional secured promissory notes totaling $1.25 million (the “Additional Notes”) to new accredited investors (the “Additional Investors”). These Additional Notes are subject to the same terms and conditions as the June SPA financing.

On October 1, 2024, CloudCo, Soluna Cloud and the Company entered into assignment and assumption agreements (the “Assignment Agreements”) with the Additional Investors with respect to an aggregate of $1.25 million of notes issued by CloudCo. Pursuant to the Assignment Agreements, the Company will be able to purchase such notes for a purchase price of $750 thousand, or 60% of face value. The assignment and assumption will be effective once all conditions of the agreement are met including fulfilling the purchase price. As of December 31, 2024, the assignment and assumption of the Additional Notes had not become effective, however on March 14, 2025, the Company fulfilled the agreement and assumed the assignment and assumption of the Additional Notes.

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

For the year ended December 31, 2024, the Company incurred approximately $901 thousand in interest expense in relation to the June SPA and June SPA Amendment.

June SPA Modification

On March 23, 2025, the Note Parties entered into a Modification Agreement (the “Modification Agreement”) to, among other things, (i) provide for the deposit of 1,000,000 shares (the “Escrow Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), into an escrow account maintained by Northland Securities, Inc., pursuant to an escrow agreement (as further described below), (ii) provide for the issuance to the Investor of a warrant to purchase shares of Common Stock upon the release by the Investor of its lien on the property of the Company, (iii) amend the payment schedule of the Note to provide (a) for each of the six scheduled payments occurring after the earlier of the effectiveness of a registration statement for the resale of the Escrow Shares and the Conversion Shares (as defined below) or the date that the Escrow Shares and the Conversion Shares may be sold pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), without any information requirements, the amount of principal and interest payable on such date shall be reduced by 50% (the aggregate amount of the six months of such reductions, the “Specified Amount”) and (b) if the aggregate amount of payments on the Amended Note applied from the proceeds of the sale of the Escrow Shares on or prior to the last six scheduled payments is less than the Specified Amount (such difference, the “Make Whole Amount”), than the amount of each of the remaining scheduled payments shall be increased by an amount equal to the Make Whole Amount divided by the number of remaining scheduled payments, (iv) modify the Note such that the Note is now convertible into up to 2,500,000 shares (the “Conversion Shares”) of Common Stock based on a conversion price of $5.00, (v) amend the Note to provide that the Company will be a direct co-obligor with CloudCo under the Note, and (vi) amend the SPA to allow the Company to organize or incorporate any subsidiary, over which the Company shall have voting or beneficial control, which is being formed with the intent to engage in a business or line of business substantially similar to that of Soluna Cloud or the Company, without first paying all of the principal and interest due under the Note and without first obtaining Investor’s prior written consent.

The net proceeds from dispositions of the Escrow Shares (i) at a price of up to $4.00 per share shall be applied to reduce the outstanding principal balance of the Note and (ii) at a price greater than $4.00 per share shall be applied first to reduce the outstanding principal balance of the Note in an amount equal to $4.00 per share of Common Stock and then to the Investor.

Line of Credit

On September 15, 2021, the Company entered into a $1.0 million unsecured line of credit with KeyBank National Association (“KeyBank”), that allows the Company to request loans and to use the proceeds of such loans for working capital and other general corporate purposes (the “KeyBank facility”). The line of credit bears interest at a rate of Prime + 0.75% per annum. Accrued interest is due monthly and principal is due in full following KeyBank’s demand. As of January 1, 2023, the Company had drawn on the line of credit and approximately $350 thousand of the amount drawn under the line of credit remained outstanding. As of December 31, 2023, the remaining $350 thousand had been paid down. The Company does not have any remaining balance outstanding as of December 31, 2024 and December 31, 2023. The Company does not plan to draw down on the line of credit in the foreseeable future. In addition, future drawdowns require pre-approval by KeyBank.

9. Stockholders’ Equity

Preferred Stock

The Company has two series of preferred stock outstanding: the Series A Preferred Stock, with a $25.00 liquidation preference; and the Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”). As of December 31, 2024 and December 31, 2023, there were 4,953,545 and 3,061,245 shares of Series A Preferred Stock issued and outstanding, respectively, and as of December 31, 2024 and December 31, 2023 there was 62,500 shares of Series B Preferred Stock issued and outstanding, respectively.

Series A Preferred Stock

The Series A Preferred Stock is not convertible into or exchangeable into common stock of the Company, except upon the occurrence of a delisting event or change of control. Per the Company’s Certificate of Designations, Preferences and Rights of 9.0% Series A Cumulative Perpertual Preferred Stock (“Series A Certificate of Designations”), if there is an occurrence of delisting or change of control, the holders of Series A Preferred Stock will have the right to convert the number of preferred A shares into a number of common shares by the lesser of (a) the sum of the $25.00 liquidation preference per share of Series A Preferred Stock plus the amount of any accumulated and unpaid dividends divided by the closing price of the common stock on ten consecutive trading days preceding a delisting event, or (b) the share cap of 0.2817.

Series B Preferred Stock

On July 19, 2022, the Company entered into a Securities Purchase Agreement (the “Series B SPA”) with an accredited investor (the “Series B Investor”) pursuant to which the Company sold to the Series B Investor 62,500 shares of Series B Preferred Stock, for a purchase price of $5,000,000. The shares of Series B Preferred Stock are initially convertible, subject to certain conditions, into 46,211 shares of common stock, at a price per share of $135.25 per share, a 20% premium to the closing price of the common stock on July 18, 2022, subject to adjustment as set forth in the Certificate of Designations of Preferences, Rights and Limitations for the Series B Preferred Stock (“Series B Certificate of Designations”). On October 1, 2024, the Company agreed, as a condition of a waiver of the Series B Investor’s’ right of first refusal and participation rights in connection with the SEPA, to reduce the conversion price to $5.00 upon stockholder approval, which was obtained on November 15, 2024.

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

Effective from October 1, 2024, the sale of common stock as a result of conversion of Series B Preferred Stock and exercise of the new 140,000 warrants is subject to a 12-month lockup, followed by a 12 month leak out where the holder may not sell shares during the lockup period and may sell up to 1/12th of total conversion and warrant exercise shares per month during the leak out. The effects of the modification of the Series B Preferred Stock on October 1, 2024, including repriced and newly issued penny warrants, and dividend amendments, created an extinguishment on the Series B preferred stock in which the Company recorded a deemed dividend of approximately $1.7 million which relates to the fair value consideration of the modified preferred stock less the original carrying value, excluding the consideration of the Preferred B dividend as discussed below.

Common Stock

The Company has one class of common stock, par value $0.001 per share. Each share of the Company’s common stock is entitled to one vote on all matters submitted to stockholders. As of December 31, 2024 and December 31, 2023, there were 10,607,020 and 2,505,620 shares of common stock outstanding, respectively.

Dividends

Pursuant to the Certificate of Designations, Preferences and Rights of 9.0% Series A Cumulative Perpetual Preferred Stock of the Company, dividends, when, as and if declared by the Board (or a duly authorized committee of the Board), will be payable monthly in arrears on the final day of each month, beginning August 31, 2021. The Board of Directors had not declared any Series A Preferred Stock dividends beginning October 2022 through December 31, 2024, as such the Company has accumulated approximately $8.6 million of dividends in arrears on the Series A Preferred Stock through December 31, 2023, and an additional $9.9 million of dividends in arrears for the year ended December 31, 2024, for a total of approximately $18.5 million.

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

Effective October 1, 2024 the dividend payment obligation has been modified to be annual. The amendment resulted in annual dividend payments going forward. As a result of the amendment, the Company would be obligated to make annual dividend payments for the period starting from July 2023 as per the Series B Preferred Consent and Waiver, however, the board of directors has not yet declared any dividends for that period. As such, the Company has accumulated approximately $941 thousand dividends in arrears in relation to the Series B Preferred Stock. The dividends in arrears are included in the calculation of net loss per share as discussed in Note 11.

Standby Equity Purchase Agreement

On August 12, 2024, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, LTD., a Cayman Islands exempt limited company (“YA”). Pursuant to the terms of the SEPA, the Company agreed to issue and sell to YA, from time to time, and YA agreed to purchase from the Company, up to $25 million of shares of the Company’s common stock (the “SEPA Shares”). The Company paid a commitment fee of approximately $250 thousand to YA and consent fee of $25 thousand to the Series B holder, which was paid through issuance of 65,320 shares of common stock. The commitment and consent fees were recorded within Other expense, net on the Company’s consolidated financial statements. The Company and YA also entered into a registration rights agreement, pursuant to which the Company agreed to prepare and file with the SEC a Registration Statement on Form S-1, registering the resale of the SEPA Shares. On November 12, 2024, the Company filed a registration statement on Form S-1 (File No. 333-282559) with the SEC for the resale by YA of 3,000,000 SEPA Shares, which was declared effective by the SEC on February 5, 2025. As of the date of this Annual Report, the Company has issued and sold approximately 1.5 million shares of common stock to YA pursuant to the SEPA for aggregate net proceeds to the Company of approximately $2.0 million.

Reservation of Shares

The Company had reserved common shares for future issuance as follows as of December 31, 2024:

Stock options outstanding	3,245
Restricted stock units outstanding	210,312
Warrants outstanding	2,793,798
Common stock available for future equity awards or issuance of options	418,476
Number of common shares reserved	3,425,831

The Company also notes that as of December 31, 2024, there are 14,888 Series A preferred stock available for future equity awards under the 2021 Plan.

10. Retirement Plan

The Company maintains a voluntary savings and retirement plan under IRC Section 401(k) covering substantially all employees. Employees must complete six months of service and have attained the age of twenty-one prior to becoming eligible for participation in the plan. The Company plan allows eligible employees to contribute a percentage of their compensation on a pre-tax basis and the Company matches employee contributions, on a discretionary basis, currently in an amount equal to 100% of the first 3% and 50% of the next 2% of the employee’s salary, subject to annual tax deduction limitations. Effective January 1, 2017, Company matching contributions are vested immediately. Company matching contributions were approximately $200 thousand and $176 thousand, for the years ended December 31, 2024 and 2023. The Company may also make additional discretionary contributions in amounts as determined by management and the Board of Directors. There were no additional discretionary contributions by the Company for the years 2024 or 2023.

11. Net (loss) income per Share

The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted per share computations for continuing operations for the years ended December 31:

(Dollars in thousands, except shares)
	2024	2023

Numerator:
Net loss	$(58,300)	$(27,703)
(Less) Net income (loss) attributable to non-controlling interest	5,034	1,498
Net loss attributable to Soluna Holdings, Inc.	(63,334)	(29,201)
Less: Preferred dividends or deemed dividends	(2,153)	(421)
Less: Cumulative Preferred Dividends in arrears	(10,844)	(6,888)
Balance	$(76,331)	$(36,510)
Denominator:
Basic and Diluted EPS:
Common shares outstanding, beginning of period, including penny warrants	2,592,454	747,837
Weighted average common shares issued during the period including penny warrants issued and outstanding as of quarter-end	3,688,461	565,881
Denominator for basic earnings per common shares —	6,280,915	1,313,718
Weighted average common shares	(12.15)	(27.79)

The Company notes as continuing operations was in a net loss for the years ended December 31, 2024 and 2023, as such basic and diluted EPS is the same balance as continuing operations acts as the control amount which would cause antidilution. Not included in the computation of earnings per share, assuming dilution, for the year ended December 31, 2024, were options to purchase 3,245 shares of the Company’s common stock, 210,312 nonvested restricted stock units, and 2,793,798 outstanding warrants not exercised which excludes penny warrants that can be potentially exercised. These potentially dilutive items were excluded because the calculation of incremental shares resulted in an anti-dilutive effect.

Not included in the computation of earnings per share, assuming dilution, for the year ended December 31, 2023, were options to purchase 52,393 shares of the Company’s common stock, 9,612 nonvested restricted stock units, 1,148,269 outstanding warrants not exercised.

12. Stock Based Compensation

Stock-based incentive awards are provided to employees and directors under the terms of the Company’s 2012 Equity Incentive Plan (the “2012 Plan”), which was amended and restated as of October 20, 2016, the 2014 Equity Incentive Plan (the “2014 Plan”), the 2021 Stock Incentive Plan (the “2021 Plan”), which was amended and restated effective as of October 29, 2021, May 27, 2022, and March 10, 2023, respectively, and the 2023 Stock Incentive Plan (the “2023 Plan”), which was amended and restated effective as of June 29, 2023, (collectively, the “Plans”). Awards under the Plans have generally included at-the-money options and restricted stock grants.

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

On June 29, 2023, at the Annual Shareholder Meeting, the Amended and Restated 2023 Stock Incentive Plan was approved. The Amended and Restated 2023 Plan, among other things, increased the number of shares of our Common Stock reserved for issuance thereunder, on a quarterly basis, to 23.75% of the shares of our Common Stock outstanding on the measurement date. Subject to certain adjustments as provided herein, the maximum aggregate number of Common Shares that may be issued hereunder (excluding the number of Common Shares subject to Specified Awards (as hereinafter defined)) (i) pursuant to the exercise of Options, (ii) as unrestricted Common Shares or Restricted Stock, and (iii) in settlement of RSUs shall be limited to, beginning with the third quarter of our fiscal year ending December 31, 2023 (or July 1, 2023), 23.75% of the number of Common Shares outstanding as of the first trading day of each quarter. Subject to certain adjustments as provided herein, (A) Common Shares subject to this Plan shall include Common Shares which reverted back to this Plan in a prior quarter, and (B) the number of Common Shares that may be issued under this Plan may never be less than the number of Common Shares that are then outstanding under (or available to settle existing) Awards. For purposes of determining the number of Common Shares available under this Plan, Common Shares withheld by the Company to satisfy applicable tax withholding or exercise price obligations pursuant to Section 10(e) of this Plan shall be deemed issued under this Plan. In the event that, prior to the date this Plan shall terminate, any Award granted under this Plan expires unexercised or unvested or is terminated, surrendered, or cancelled without the delivery of Common Shares, or any shares of Restricted Stock are forfeited back to the Company, then the Common Shares subject to such Award may be made available for subsequent Awards under the terms of this Plan. As used in this Plan, “Specified Awards” shall mean (i) Awards to Eligible Persons who are not employed or engaged by the Company or any of its subsidiaries as of the last day of any fiscal quarter of the Company, commencing with the fiscal quarter ending March 31, 2023 and (ii) Awards that have a grant date at least three (3) years prior to the last day of any fiscal quarter of the Company, commencing with the fiscal quarter ending March 31, 2023.

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

On March 10, 2023, at the Special Shareholder Meeting, the Third Amended and Restated 2021 Stock Incentive Plan was approved. The Third Amended and Restated 2021 Plan, among other things, (a) increased the number of shares of our Common Stock reserved for issuance thereunder, on a quarterly basis, to 18.75% of the shares of our Common Stock outstanding on the measurement date and (b) allows us to grant awards of shares of our 9.0% Series A Cumulative Perpetual Preferred Stock (“Series A Preferred Stock”) (with and without restrictions). Subject to certain adjustments as provided in the Third Amended and Restated 2021 Plan, the maximum aggregate number of shares of our Common Stock that may be issued under the Third Amended and Restated 2021 Plan (excluding the number of shares of our Common Stock subject to Specified Awards (as defined below)) (i) pursuant to the exercise of stock options, (ii) as unrestricted or restricted Common Stock, and (iii) in settlement of RSUs shall be limited to, beginning with the first quarter of our fiscal year ending December 31, 2023 (or January 1, 2023), 18.75% of the number of shares of our Common Stock outstanding as of the first trading day of each quarter. Subject to certain adjustments as provided in the Third Amended and Restated 2021 Plan, the maximum aggregate number of shares of our Series A Preferred Stock that may be issued under the Third Amended and Restated 2021 Plan as unrestricted or restricted Series A Preferred Stock shall equal $3,600,000 valued as of the effective date of the Third Amended and Restated 2021 Plan as determined at the lower of the closing price of our Series A Preferred Stock on Nasdaq on such date or the average of the daily volume weighted average price of our Series A Preferred Stock on Nasdaq as reported by Bloomberg L.P. for a period of five (5) consecutive trading days ending on such date. Subject to certain adjustments as provided in the Third Amended and Restated 2021 Plan, (i) shares of our Common Stock and Series A Preferred Stock, as applicable, subject to the Third Amended and Restated 2021 Plan shall include shares of our Common Stock and Series A Preferred Stock, as applicable, which revert back to the Third Amended and Restated 2021 Plan in a prior quarter or fiscal year, as applicable, pursuant to the paragraph below, and (ii) the number of shares of our Common Stock and Series A Preferred Stock, as applicable, that may be issued under the Third Amended and Restated 2021 Plan may never be less than the number of shares of our Common Stock and Series A Preferred Stock, as applicable, that are then outstanding under (or available to settle existing) 2021 Plan Award grants. For purposes of the Third Amended and Restated 2021 Plan, “Specified Awards” means (i) 2021 Plan Awards issued to Eligible Persons who are not employed or engaged by us or any of our subsidiaries as of the last day of any fiscal quarter, commencing with the fiscal quarter ending March 31, 2023, and (ii) 2021 Plan Awards that have a grant date at least three (3) years prior to the last day of any fiscal quarter, commencing with the fiscal quarter ending March 31, 2023. The exclusion of Specified Awards from the determination of the maximum aggregate number of shares of our Common Stock available for issuance under the Third Amended and Restated 2021 Plan could have material effect on the number of shares of our Common Stock available for issuance thereunder and could have a material dilutive effect on our stockholders.

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

The Board approved an additional amendment to the 2021 Plan on October 16, 2024. The amendment was subsequently approved by the stockholders at the Special Meeting on November 15, 2024. Under the Plan, the number of shares of common stock available for awards is limited to 18.75% of the number of Common Shares outstanding as of the first trading day of each quarter. The amendment to the Plan would change this limitation to 22.75% from the first quarter of our fiscal year ending December 31, 2025 through the second quarter of our fiscal year ending December 31, 2027. However, under the amendment to the Plan, effective at the end of the second quarter of our fiscal year ending December 31, 2027 the percentage will revert to 18.75% of the number of Common Shares outstanding as of the first trading day of each quarter.

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

During April 2024, the Company cancelled certain vested Awards and modified the terms of certain unvested Awards, to permit different settlement outcomes. The service period and vesting terms were changed at the time of modification. All such vested Awards were fully vested as of the cancellation date and all compensation costs had been recognized. All such unvested equity awards were probable of vesting as of the modification date and the change was accounted for as a Type I modification. In a Type I modification, the Company is required to calculate the incremental difference of the awards, which equals the difference of new award value inclusive of estimated forfeitures and the fair value of the original award as of the modification date. As of the modification date, there is no reversal or adjustment of previously recognized stock compensation expenses.

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

During the year ended December 31, 2024, the Company awarded the following under the 2021 Plan:

Award Type	Number of Awards	Fair Value/Closing Market Price at Grant

Restricted Stock Awards – Common Stock	391,544	$1.52
Restricted Stock Awards – Common Stock	90,734	$2.41
Restricted Stock Awards – Common Stock	542,896	$3.96
Restricted Stock Units – Common Stock	294,000	$3.42
Restricted Stock Awards – Preferred A Stock	1,892,300	$2.50
	3,211,474

During the year ended December 31, 2024, the Company awarded the following under the 2023 Plan:

Award Type	Number of Awards	Fair Value/Closing Market Price at Grant

Restricted Stock Awards – Common Stock	610,234	$1.52
Restricted Stock Awards – Common Stock	57,255	$2.41
Restricted Stock Awards – Common Stock	645,795	$3.96
Restricted Stock Awards – Common Stock	1,065,101	$3.42
	2,378,385

38,153 of the restricted stock awards vested immediately, 3,302,485 of the restricted stock awards vest at separation from the Company, 690,223 of the restricted stock awards vest 33% on June 1, 2024, 33% on June 1, 2025 and 34% on June 1, 2026, 334,289 of the restricted stock awards vest 33% on June 1, 2025, 33% on June 1, 2026 and 34% on June 1, 2027, 14,505 of the restricted stock awards vest on June 1, 2025, 14,894 of the restricted stock award vest on June 1, 2026, 1,710 of the restricted stock awards vest on June 1, 2027, 462,212 of the restricted stock awards vest 33% on September 1, 2025, 33% on September 1 , 2026 and 34% on September 1, 2027, 264,000 of the restricted stock awards vest 33% on December 1, 2024, 33% on December 1 , 2025 and 34% on December 1, 2026, and 467,388 of the restricted stock awards vest 33% on December 1, 2025, 33% on December 1 , 2026 and 34% on December 1, 2027.

On April 15, 2024, a modification related to the cancellation of 48,547 underwater stock options was granted to eight board members. The options were replaced with new awards of restricted stock. The amount of incremental compensation cost resulting from the modification was approximately $4.0 million. There were no other modifications during the year ended December 31, 2024.

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

No options were granted under the 2023 Plan, the 2021 Plan, the 2014 Plan and the 2012 Plan for the years ended December 31, 2024 and December 31, 2023.

Stock-based compensation expense for the years ended December 31, 2024, and 2023 was generated from stock options, restricted stock units and restricted stock awards. Stock options are awards that allow holders to purchase shares of the Company’s common stock at a fixed price. Certain options granted may be fully or partially exercisable immediately, may vest on other than a four-year schedule or vest upon attainment of specific performance criteria. Option exercise prices are generally equivalent to the closing market value price of the Company’s common stock on the date of grant. Unexercised options generally terminate ten years after the date of grant. Restricted stock units and restricted stock awards generally vest one to three years after the date of grant, although certain awards may vest immediately or vest upon attainment of specific performance criteria.

Share-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest, therefore, awards are reduced for estimated forfeitures. The accounting standard requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company will recognize the compensation expense on a straight-line basis over the service period for the entire awards. As of December 31, 2024 and December 31, 2023, the awards from the Plans are presented within the stockholders’ equity section of the Company’s balance sheet.

Total share-based compensation expense, related to the Company’s share-based awards, recognized for the years ended December 31, was included within the representative group comprised as follows:

	2024	2023
(Dollars in thousands)
Cost of cryptocurrency mining revenue, exclusive of depreciation	$48	$300
Cost of data hosting revenue, exclusive of depreciation	112	24
General and administrative expenses, exclusive of depreciation and amortization	5,151	3,988
Share-based compensation expense	$5,311	$4,312

Total unrecognized compensation costs related to non-vested stock options as of December 31, 2024 and December 31, 2023 is approximately $54 thousand and $266 thousand, respectively, and is expected to be recognized over a weighted-average remaining vesting period of approximately 1.42 years and 0.37 years, respectively.

Presented below is a summary of the Company’s stock option activity for the Plans for the years ended December 31:

	2024	2023
Shares under option, beginning	52,393	52,393
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired/canceled	(49,148)	-
Shares under option, ending	3,245	52,393
Options exercisable	3,245	45,276

The weighted average exercise price for the Company’s stock option activity for the Plans is as follows for each of the years ended December 31:

	2024	2023
Shares under option, beginning	$102.86	$102.86
Granted	$-	$-
Exercised	$-	$-
Forfeited	$-	$-
Expired/canceled	$108.13	$-
Shares under option, ending	$23.04	$102.86
Options exercisable, ending	$23.04	$92.53

The following table summarizes information for options outstanding and exercisable for the Plans as of December 31, 2024:

Outstanding				Exercisable
		Weighted Average	Weighted		Weighted Average	Weighted
		Remaining	Average		Remaining	Average
Exercise Price Range	Number	Contractual Life	Exercise Price	Number	Contractual Life	Exercise Price
$ 17.50-$30.00	3,245	3.42	$23.04	3,245	3.42	$23.04

The aggregate intrinsic value (i.e., the difference between the closing stock price and the price to be paid by the option holder to exercise the option) is $0 for the Company’s outstanding options and $0 for the exercisable options as of December 31, 2024. The amounts are based on the Company’s closing stock price of $2.10 as of December 31, 2024.

Non-vested restricted stock activity is as follows for the year ended December 31:

	2024	2023
Non-vested restricted stock balance, beginning January 1	11,503	33,221
Non-vested restricted stock granted	5,589,859	20,000
Vested restricted stock	—	—
Non-vested restricted stock exercised	(361,069)	(35,336)
Non-vested restricted stock forfeited/expired	(40)	(6,382
Non-vested restricted stock balance, ending December 31	5,240,253	11,503

The weighted average fair value price for the Company’s restricted stock activity for the Plans is as follows for each of the years ended December 31:

	2024	2023
Restricted stock, beginning	$222.39	$208.83
Granted	$2.86	$7.47
Exercised	$6.90	$107.84
Forfeited/ expired	$28.00	$112.55
Restricted stock, ending	$3.06	$222.39

As of December 31, 2024 and 2023, there was approximately $10.9 million and $1.4 million, respectively of unrecognized compensation cost related to restricted stock plans. This cost is expected to be recognized over a weighted-average remaining period of 1.44 years and 0.60 years, respectively.

Stock Warrants:

The following is a summary of common stock warrant activity during the year ended December 31, 2024.

	Number of Warrant Shares	Weighted Average Exercise Price ($)
Balance, December 31, 2023	1,148,269	$24.21
Granted	3,402,972	2.47
Exercised	(1,721,443)	1.36
Forfeited/ Expired	(36,000)	287.50
Balance, December 31, 2024	2,793,798	$4.55

As of December 31, 2024, the outstanding warrants have a weighted average remaining term of 4.13 years.

The following is a summary of common stock warrant activity during the year ended December 31, 2023.

	Number of Warrant Shares	Weighted Average Exercise Price ($)
Balance, December 31, 2022	396,107	$57.25
Granted	834,022	9.55
Exercised	(81,860)	0.01
Forfeited/ Expired	-	-
Balance, December 31, 2023	1,148,269	$24.21

As of December 31, 2023, the outstanding warrants have a weighted average remaining term of 3.88 years.

13. Commitments and Contingencies

Commitments:

Leases

The Company determines whether an arrangement is a lease at inception. The Company has operating leases for certain manufacturing, laboratory, office facilities and certain equipment. The leases have remaining lease terms of less than one year to less than ten years. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of December 31, 2024 and December 31, 2023, the Company has no assets recorded under finance leases.

Lease expense for these leases is recognized on a straight-line basis over the lease term. For the twelve months ended December 31, total lease costs are comprised of the following:

(Dollars in thousands)
	2024	2023
Operating lease cost	$157	$238
Short-term lease cost	—	—
Total net lease cost	$157	$238

Short-term leases are leases having a term of twelve months or less. The Company recognizes short-term leases on a straight-line basis and does not record a related lease asset or liability for such leases.

Supplemental cash flows information related to leases for the twelve months ended December 31 was as follows:

(Dollars in thousands)
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$159	$234

Non-Cash Activity Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$146	$403

Supplemental balance sheet information for the twelve months ended December 31 was as follows:

(Dollars in thousands, except lease term and discount rate)
	2024	2023
Operating leases:
Operating lease ROU asset	$313	$431

Current operating lease liabilities	$61	$220
Non-current operating lease liabilities	252	216
Total operating lease liabilities	$313	$436

Operating leases:
ROU assets	$470	$1,058
Asset lease expense	(157)	(627)
ROU assets, net	$313	$431

Weighted Average Remaining Lease Term (in years):
Operating leases	5.71	4.38

Weighted Average Discount Rate:
Operating leases	7.65%	8.04%

Maturities of operating lease liabilities are as follows for the year ending December 31:

(Dollars in thousands)

2024
2025	$82
2026	82
2027	82
2028	29
2029	29
Thereafter	88
Total lease payments	392
Less: imputed interest	(79)
Total lease obligations	313
Less: current obligations	(61)
Long-term lease obligations	$252

As of December 31, 2024, there were no additional operating lease commitments that had not yet commenced.

Project Dorothy 2 Commitments:

As of December 31, 2024, the Company was contractually committed for approximately $8.5 million of capital expenditures, primarily related to infrastructure builds, equipment procurement, and labor associated with the Company’s Project Dorothy 2 datacenter. These capital expenditures are expected to occur over the next year.

Contingencies:

Spring Lane Capital Contingency

The Company has a potential contingency associated with an agreement with Spring Lane of up to $250 thousand which would be reduced by a proportion of funding received from Spring Lane up to the $45.0 million aggregate contribution cap. The Company considers the probability of a payment for the contingency to be remote.

Bonus Contingency

During the year ended December 31, 2024, the Company’s Board of Directors approved a discretionary bonus program with an aggregate payout of approximately $2.1 million, including associated payroll taxes. The bonus is subject to achievement of specific conditions. As of December 31, 2024, management evaluated the likelihood of meeting the requisite conditions for payout and determined that it is not probable that conditions will be satisfied. Accordingly, no liability has been recorded in the accompanying consolidated financial statements as of December 31, 2024. The Company will continue to monitor the status of the conditions and will recognize a liability in future periods if and when it becomes probable that the bonus will be paid.

Legal

We are subject to legal proceedings, claims and liabilities which arise in the ordinary course of business. When applicable, we accrue for losses associated with legal claims when such losses are probable and can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change. Legal fees are charged to expense as they are incurred.

On December 29, 2022, NYDIG ABL LLC (“NYDIG”) filed a complaint against Soluna MC Borrowings, LLC 2021-1, a subsidiary of Soluna MC, LLC, a subsidiary of Soluna Digital, a subsidiary of the Company (“Borrower”) and Soluna MC, LLC (“Guarantor”, and together with Borrower, “NYDIG Defendants”) in Marshall Circuit Court of the Commonwealth of Kentucky regarding a series of loans (the “NYDIG Loans”) made by NYDIG to Borrower pursuant to a Master Equipment Finance Agreement (“MEFA”) that were secured by certain assets of Borrower and guaranteed by Guarantor pursuant to a written guaranty agreement executed by Guarantor. On February 23, 2023, NYDIG proceeded to foreclose on all of the collateral securing the MEFA, and repossessed the collateralized assets. Subsequently, NYDIG filed its Motion for Summary Judgment seeking entry of a judgment against the NYDIG Defendants in the approximate amount of $10.3 million, and NYDIG and the NYDIG Defendants consensually resolved the motion in the form of a Stipulation and Agreed Judgment, which the Circuit Court approved on February 23, 2024.

On March 13, 2024, NYDIG served the NYDIG Defendants with a post-judgment discovery seeking information regarding the NYDIG Defendants’ assets and liabilities. The NYDIG Defendants completed responding to NYDIG’s initial document requests on May 13, 2024. On September 24, 2024, NYDIG sent a letter seeking supplemental discovery from the NYDIG Defendants, and the NYDIG Defendants completed responding to NYDIG’s additional/supplemental document requests by November 20, 2024. A deposition of a representative of the NYDIG Defendants occurred on January 23, 2025.

Additionally, NYDIG has stated its intention to pursue the parent company of Guarantor (“Parent Entity”) under a piercing of the corporate veil theory relating to NYDIG Defendants’ debts and liabilities under the loan documents. Parent Entity intends to vigorously defend itself from NYDIG’s parent company claims. Parent Entity denies any such liability and filed a complaint for a declaratory judgment against NYDIG in the Eighth Judicial District Court in Clark County, Nevada on March 16, 2023, seeking a declaratory judgment as to such matter. On June 22, 2023, the court issued an order granting NYDIG’s motion to dismiss, without prejudice. Parent Entity intends to continue to vigorously defend any allegations regarding liability on account of NYDIG Defendants’ debts and liabilities to NYDIG under their loan documents.

As of December 31, 2024, the Company still has an outstanding principal of approximately $9.2 million and outstanding interest and penalty balance of approximately $2.3 million. This settlement did not result in the admission of any liability on the part of SHI, whose declaratory judgment remains the subject of litigation.

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

On June 25, 2024, Atlas and the Atlas Defendants entered into a settlement agreement. Soluna MC recorded a gain on the settlement of approximately $254 thousand for the year ended December 31, 2024, in Other Expense, net on the Consolidated Financial Statements.

14. Related Party Transactions

MeOH Power, Inc.

On December 18, 2013, MeOH Power, Inc. and the Company executed a Senior Demand Promissory Note (the Note) in the amount of $380 thousand to secure the intercompany amounts due to the Company from MeOH Power, Inc. upon the deconsolidation of MeOH Power, Inc. Interest accrues on the Note at the Prime Rate in effect on the first business day of the month, as published in the Wall Street Journal. At the Company’s option, all or part of the principal and interest due on this Note may be converted to shares of common stock of MeOH Power, Inc. at a rate of $0.07 per share. Interest began accruing on January 1, 2014. The Company recorded a full allowance against the Note. As of December 31, 2024 and December 31, 2023, $385 thousand and $363 thousand, respectively, of principal and interest are available to convert into shares of common stock of MeOH Power, Inc. Any adjustments to the allowance are recorded as miscellaneous expenses during the period incurred.

Legal Services

During the years ended December 31, 2024 and December 31, 2023, the Company incurred $2 thousand and $2 thousand, respectively, to Couch White, LLP for legal services associated with contract review. A partner at Couch White, LLP is an immediate family member of one of our Directors.

HEL Transactions

As discussed in the Company’s 2023 Annual Report, on October 29, 2021, the Company completed the Soluna Callisto acquisition pursuant to the merger agreement (the “Merger Agreement”). The purpose of the transaction was for SCI to acquire substantially all of the assets (other than those assets physically located in Morocco) formerly held by Harmattan Energy, Ltd. (“HEL”), which assets consisted of SCI’s existing pipeline of certain cryptocurrency mining projects that HEL previously transferred to SCI, which was formed expressly for this purpose, and to provide SCI with the opportunity to directly employ or retain the services of four individuals whose services it had retained through HEL prior to the merger. As a result of the merger, each share of common stock of Soluna Callisto issued and outstanding immediately prior to the effective time of the merger, other than shares owned by the Company or any of our subsidiaries, was cancelled and converted into the right to receive a proportionate share of the Merger Consideration.

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

In addition, one of the Company’s directors, Matthew E. Lipman, serves as a director and is currently acting as President of HEL. Mr. Lipman does not directly own any equity interest in Tera Joule, LLC, which owns 9.2% of HEL; however, as a result of his position as a director and officer of Brookstone IAC, Inc., which is the manager of Tera Joule, LLC, he has dispositive power over the equity interests that Tera Joule owns in HEL. As a result, the approximate dollar value of the amount of Mr. Toporek’s and Mr. Lipman’s interest in the Company’s transactions with HEL for the year ended December 31, 2024 was $0 and $0, respectively.

John Belizaire, the Company’s Chief Executive Officer, and John Bottomley, who were elected to the Board upon the effective time of SCI’s acquisition of Soluna Callisto, serve as directors of HEL. In addition, Mr. Belizaire is the beneficial owner of 1,317,567 shares of common stock of HEL and 102,380 Class Seed Preferred shares, which are convertible into 86,763 shares of common stock of HEL. These interests give Mr. Belizaire an ownership of 10.54% in HEL. Mr. Belizaire also owns an interest in HEL indirectly through his 5.0139% interest in Tera Joule, LLC’s 965,945 Class Seed Preferred shares, which are convertible into 818,596 shares of common stock of HEL. Mr. Bottomley is the beneficial owner of 96,189, or approximately 0.72%, of the outstanding shares of common stock of HEL.

The Company owned approximately 1.79% of HEL, calculated on a converted fully diluted basis, as of December 31, 2024 and December 31, 2023. The Company may enter into additional transactions with HEL in the future.

15. Variable Interest Entities and Voting Interest Entities

On January 26, 2022, DVSL was created in order to construct, own, operate and maintain variable data centers in order to support the mining of cryptocurrency assets, batch processing and other non-crypto related activities (collectively, the “Project”). On May 3, 2022, SCI entered into a Bilateral Master Contribution Agreement (the “Bilateral Contribution Agreement”) with Spring Lane Capital, pursuant to which Spring Lane agreed, pursuant to the terms and conditions of such agreement, to make one or more capital contributions to, and in exchange for equity in, SCI or one of its subsidiaries up to an aggregate amount of $35 million, amended to $45 million in the third quarter of fiscal year 2024 to fund certain projects to develop green data centers co-located with renewable energy assets (the “Spring Lane Commitment”).

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

In exchange for their contributions, the Company and Spring Lane were issued 67.8% and 32.2% of the Class B Membership Interests in DVSL, respectively, and were admitted as Class B members of DVSL. Further pursuant to the Dorothy Contribution Agreement, DVSL issued 100% of its Class A Membership Interests to Devco.

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

On March 10, 2023, the Company along with Devco, and DVSL, a Delaware limited liability company (the “Project Company”) entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) with Soluna SLC Fund I Projects Holdco, LLC, a Delaware limited liability company (“Spring Lane”) that is wholly owned indirectly by Spring Lane Management LLC. The Project Company was constructing a modular data center with a peak demand of 25 MW (the “Dorothy Phase 1A Facility”).

Under a series of transactions in February 2023 and March 2023, culminating in the March 10, 2023 Purchase and Sale Agreement, the Company sold to Spring Lane certain Class B Membership Interests for a purchase price of $7.5 million (the “Sale”). After giving effect to the Sale, the Company owned 6,790,537 Class B Membership Interests (constituting 14.6% of the Class B Membership Interests) and Spring Lane owns 39,791,988 Class B Membership Interests (constituting 85.4% of the Class B Membership Interests). The cash portion of the purchase price paid by Spring Lane to the Company was approximately $5.8 million, which represented the purchase price of $7.5 million less the Company’s pro rata share of certain contributions funded entirely by Spring Lane in the earlier portion of this series of transactions occurring during February 2023 and March 2023. As a further part of these transactions, the parties agreed that from January 1, 2023 onwards, the Company would bear only 14.6% of the costs relating to the construction and operation of the Dorothy Phase 1A Facility, compared to its 67.8% share until that time, including during the calendar year 2022. After Spring Lane Capital realizes an 16% Internal Rate of Return hurdle on its investments, the Company retains the right to 50% of the profits on DVSL. In connection with the Spring Lane transactions and agreements, Soluna DV Services, LLC. will be providing the operations and maintenance services to DVSL. DVCC expects to receive a margin of 20% for services rendered on certain expenses.

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

The carrying amount of the assets and liabilities was as follows for DVSL:

(Dollars in thousands)	December 31, 2024	December 31, 2023

Current assets:
Cash and restricted cash	$2,598	$2,275
Accounts receivable, net	481	1,201
Other receivable, related party	1,090	185
Prepaids and other current assets	34	-
Total current assets	4,203	3,661

Other assets- long term, related party	2,452	2,172
Operating lease right-of-use assets	42	90
Property, plant, and equipment	12,744	13,712
Total assets	$19,441	$19,635

Current liabilities:
Due to intercompany	$51	$-
Accrued expense	1,608	677
Customer deposits-current	296	-
Operating lease liability	4	7
Total current liabilities	1,959	684
Operating lease liability	39	83
Customer deposits- long term	-	1,190
Other liabilities, related party	275	224

Total liabilities	$2,273	$2,181

Effective January 1, 2023, the Company’s ownership in DVSL was reduced from 67.8% to 14.6%; see above for details.

On May 9, 2023, the Company’s indirect subsidiary DVCC completed a strategic partnership and financing with a special purpose vehicle, Navitas West Texas Investments SPV, LLC, (“Navitas”) organized by Navitas Global, to complete the second phase of the Dorothy Project (“Dorothy 1B”). Under a Contribution Agreement among the parties, the Company owned a substantially complete 25MW data center under construction, in which the Company had contributed capital expenditures for the data center. Soluna and Navitas amended and restated the Initial LLCA (the “Existing LLCA”) to reflect Navitas’ contribution of $4.5 million and its receipt of 4,500 Membership Interests, constituting 26.5% of the outstanding Membership Interests of DVCC. On June 2, 2023, Soluna and Navitas amended and restated the Existing LLCA to (a) reflect (i) Navitas’s additional capital contribution of approximately $7.6 million and receipt of an additional 7,597 Membership Interests, for a total of 12,097 Membership Interests and 49% ownership of DVCC, and (ii) Soluna’s additional capital contribution of $1.34 million and receipt of an additional 1,340 Membership Interests, for a total of 12,590 Membership Interests and 51% ownership of DVCC, and (b) describe the respective rights and obligations of the Members and the management of DVCC. As of December 31, 2024, Navitas owns 49% and Soluna owns 51% of DVCC.

The Company evaluated this legal entity under ASC 810, Consolidations and determined that DVCC is a VIE that should be consolidated into the Company, with a non-controlling interest recorded to account for Navitas’ equity ownership of DVCC. The Company has a variable interest in DVCC. The entity was designed by the Company to create an entity for outside investors to invest in specific projects. The creation of this entity resulted in the Company, through its equity interest in DVCC, absorbing operational risk that the entity was created to create and distribute, resulting in the Company having a variable interest in DVCC.

DVCC is a VIE of the Company due to DVCC being structured with non-substantive voting rights. This is due to the following two factors being met as outlined in ASC 810-10-15-14 that require the VIE model to be followed.

a.	The voting rights of the Company are not proportional to their obligation to absorb the expected losses of the legal entity. The Company gave Navitas veto rights over significant decisions, which resulted in Soluna having fewer voting rights relative to their obligation to absorb the expected losses of the legal entity.

b.	Substantially all of DVCC’s activities are conducted on behalf of the Company, which has disproportionally fewer voting rights.

Also, the Company is the primary beneficiary due to having the power to direct the activities of DVCC that most significantly impact the performance of DVCC due to its role as the manager handling the day-to-day activities of DVCC as well as majority ownership and the obligation to absorb losses or gains of DVCC that could be significant to the Company.

Accordingly, the accounts of DVCC are consolidated in the accompanying financial statements.

The carrying amount of the VIE’s assets and liabilities was as follows for DVCC:

(Dollars in thousands)	December 31, 2024	December 31, 2023

Current assets:
Cash and restricted cash	$2,057	$2,575
Accounts receivable	37	217
Prepaids and other current assets	49	-
Other receivable, related party	1,692	476
Total current assets	3,835	3,268

Other assets- long term, related party	2,452	2,172
Operating lease right-of-use assets	42	90
Property, plant, and equipment, net	17,774	22,188
Total assets	$24,103	$27,718

Current liabilities:
Due to intercompany	$1,475	$1,259
Accrued expense	1,392	2,213
Operating lease liability	4	7
Current portion of debt	137	1,682
Total current liabilities	3,008	5,161

Operating lease liability	39	83
Total liabilities	$3,047	$5,244

On July 22, 2024 (the “Effective Date”), Soluna Holdings, Inc. (the “Company”) closed financing for the Dorothy 2 project. This project involves Soluna Digital, Inc. (the “Developer”) and Soluna DVSL II ComputeCo, LLC (the “ComputeCo”), a special purpose vehicle initially owned solely by the Developer. They are collaborating on the development, design, procurement, and construction of a 48 MW modular data center (the “Project Dorothy 2”) in Silverton, Texas. This facility is owned by ComputeCo and operated by Soluna US Services, LLC, and may engage in cryptocurrency, batch processing, and other non-crypto related activities. It is adjacent to two other company modular data center projects at the same site.

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

The Company evaluated this legal entity under ASC 810, Consolidations and determined that this is not a VIE. This entity is a VOE primarily due to there being sufficient equity at risk to finance its activities, the equity holders as a group having the characteristics of a controlling financial interest and the entity is not structured with non-substantive voting rights. The Company’s consolidation model is based on the concept of power. Given the Company’s Class A membership interest, the Company has the ability to control the significant decisions made in the ordinary course of the business of ComputeCo. Even though SLC has a majority of the Class B membership, the Company holds all the Class A membership, which gives them the ability to control the significant decisions made in the ordinary course of business. The non-controlling shareholders do not hold substantive participating rights, voting rights or liquidation rights. As of December 31, 2024, SLC owns 85% and SDI owns 15% of ComputeCo.

The carrying amount of the assets and liabilities was as follows for ComputeCo:

(Dollars in thousands)	December 31, 2024

Current assets:
Cash and restricted cash	$402
Accounts receivable, intercompany	2,868
Prepaids and other current assets	41
Other receivable, related party	3,370
Total current assets	6,681

Other assets- long term, related party	13,223
Operating lease right-of-use asset	82
Deposits on equipment	716
Total assets	$20,702

Current liabilities:
Accounts payable, related party	$3,598
Due to intercompany	9
Operating lease liability	7
Total current liabilities	3,614
Operating lease liability	74
Total liabilities	$3,668

16. Segment Information

The Company applies ASC 280, Segment Reporting, in determining its reportable segments. The Company has adopted ASU) 2023-07, Segment Reporting (Topic 280): Improvement to Reportable Segment Disclosures (ASU 2023-07), which requires disclosure of incremental segment information on an annual and interim basis, primarily through enhanced disclosures of significant segment expenses for the year ended December 31, 2024. Operating segments are aggregated into a reportable segment if the operating segments have similar quantitative economic characteristics and if the operating segments are similar in the following qualitative characteristics: (i) nature of products and services; (ii) nature of production processes; (iii) type or class of customer for their products and services; (iv) methods used to distribute the products or provide services; and (v) if applicable, the nature of the regulatory environment. The Company’s reportable segments are identified based on the types of service performed. The Company has three reportable segments: Cryptocurrency Mining, Data Center Hosting, and High-Performance Computing. In the third quarter of 2024, the Company initiated Soluna Cloud Services, a new business line to provide high performance computing services to support generative AI workstreams, but decided to exit active provision of these services during the first quarter of 2025 and will focus in the future on provision of colocation services at our datacenters to host customers in the AI generative space.

The guidance requires that segment disclosures present the measure(s) used by the Chief Operating Decision Maker (“CODM”) to decide how to allocate resources and for purposes of assessing such segments’ performance. The Company’s CODM is composed of several members of its senior leadership team directed by the CEO and CFO who use revenue and cost of revenues which formulate gross profit (loss), as well as total general and administrative expenses of the reporting segments to assess the performance of the business of our reportable operating segments and allocate resources. Operating profit (loss) is used to evaluate actual results against expectations, which are based on comparable prior results, current budget, and current forecast. Non-cash items of depreciation and amortization are included within both costs of sales and general and administrative expenses, however only depreciation through the Company’s site levels are evaluated for segment performance.

In the adoption of ASU 2023-07, the most significant provision was for the Company to disclose significant segment expenses (ie: costs of revenue) that are regularly provided to the CODM. Utility costs, wages and benefit related costs, facility and equipment costs, and depreciation costs at the site level were determined to be significant segment expenses. The CODM only reviews general and administrative expenses by site level as a whole, and not by significant expenses. No operating segments have been aggregated to form the reportable segments. The Company does not allocate all assets to the reporting segments as these are managed on an entity-wide basis. Therefore, the Company does not separately disclose the total assets of its reportable operating segments.

The Cryptocurrency Mining segment generates revenue from the cryptocurrency the Company earns through its Bitcoin mining activities, which is currently generated from Project Dorothy, and previously from Project Sophie and Marie. The Data Center Hosting segment generated revenue from hosting services performed to third-party Bitcoin mining customers at the Company’s data centers, which were previously at Project Marie and currently from Project Sophie and Project Dorothy. The High-Performance Computing Services segment currently has just begun generating revenue in December 2024 for approximately $16 thousand, as Project Ada still worked to build its customer base. Project Ada’s cost of revenue for the year ended December 31, 2024 is approximately $5.7 million in relation to costs associated with HPE.

The Company includes Demand Response revenue as a reconciling item of revenue and is not included within the three reportable segments. The Company utilizes our data centers to deliver demand response services to grid operators or utilities. Under these arrangements with a grid operator, the Company agrees to be available to ramp down a registered data center’s power consumption to a specific target level. In exchange, the grid pays the company a fee for this dispatch right, provided the Company can perform within certain parameters. The Company can be providing any type of service at the data centers whether it be Cryptocurrency Mining, Data Center Hosting, or AI to generate demand service revenue.

The following table details revenue, cost of revenues, and other operating costs for the Company’s reportable segments for years ended December 31, 2024 and 2023, and reconciles to net income (loss) on the consolidated statements of operations:

For the year ended December 31, 2024

	Cryptocurrency Mining	Data Center Hosting	High-Performance Computing Services	Total
Segment Revenue: Revenue from external customers	$17,027	$18,838	$16	$35,881
Reconciliation of revenue Demand response revenue (a)				2,140
Total consolidated revenue				38,021
Less: Segment cost of revenue
Utility costs	5,381	5,437	-	10,818
Wages, benefits, and employee related costs	849	2,087	6	2,942
Facilities and Equipment costs	944	1,406	5,718	8,068
Cost of revenue- depreciation	4,292	1,735	-	6,027
Other cost of revenue*	623	779	-	1,402
Total segment cost of revenue	12,089	11,444	5,724	29,257
General and administrative expenses	169	1,058	410	1,637
Loss on contract	-	-	28,593	28,593
Impairment on fixed assets	130	-	-	130
Segment operating income (loss)	$4,639	$6,336	$(34,711)	$(23,736)

For the year ended December 31, 2023

	Cryptocurrency Mining	Data Center Hosting	High-Performance Computing Services	Total
Segment Revenue: Revenue from external customers	$10,602	$10,196	$-	$20,798
Reconciliation of revenue
Demand response revenue (a)			-	268
				21,066
Less: Segment cost of revenue
Utility costs	3,960	3,242	-	7,202
Wages, benefits, and employee related costs	1,351	1,302	-	2,653
Facilities and Equipment costs	853	833	-	1,686
Cost of revenue- depreciation	2,696	1,167	-	3,863
Other cost of revenue*	320	379	-	699
Total segment cost of revenue	9,180	6,923	-	16,103
General and administrative expenses	634	716	-	1,350
Impairment on fixed assets	575	-	-	575
Segment operating income	$213	$2,557	$-	$2,770

(a)	Demand service revenue is included as a reconciling item of total revenue and not included as part of segment gross profit or loss.

*	Other cost of revenue includes Insurance, outside service costs and margins, and general costs.

The following table presents the reconciliation of segment operating income (loss) to net income (loss) before taxes:

	Year ended December 31,
	2024	2023
Segment operating (loss) income	$(23,736)	$2,770

Reconciling Items:
Elimination of intercompany costs	630	273
Other revenue (a)	2,140	268
General and administrative, exclusive of depreciation and amortization (b)	(16,944)	(14,039)
General and administrative, depreciation and amortization	(9,613)	(9,513)
Interest expense	(2,527)	(2,748)
Loss on debt extinguishment and revaluation, net	(7,349)	(3,904)
Loss on sale of fixed assets	(31)	(398)
Other expense, net	(3,357)	(1,479)
Net loss before taxes	$(60,787)	$(28,770)

(a)	Demand service revenue is included as a reconciling item of total revenue and not included as part of segment gross profit or loss

(b)	The reconciling general and administrative expense, exclusive of depreciation and amortization represent corporate and unallocated general and administrative expenses for the year.

Concentrations

During the years ended December 31, 2024 and 2023, aside from the Bitcoin Mining revenue generated as a result of the Company’s participation in a mining pool and the Company’s participation in the demand response program, two customers contributed more than 10% of the Company’s total consolidated revenue constituting approximately 39% for the year ended December 31, 2024 and two customers contributed more than 10% of the Company’s total consolidated revenue constituting approximately 37% of the Company’s total consolidated revenue for the year ended December 31, 2023.

For the year ended December 31, 2024 and 2023, approximately 100% and 65% of the Company’s cryptocurrency mining revenue was generated from Project Dorothy 1B (data center located in Silverton, Texas), 0% and 28% from Project Sophie (data center located in Murray, Kentucky), respectively, and 0% and 7% from Project Marie, respectively.

For the year ended December 31, 2024 and 2023, approximately 73% and 67% of the Company’s data center hosting revenue was generated from Project Dorothy 1A and 27% and 30% from Project Sophie, and 0% and 3% from Project Marie, respectively.

17. Subsequent Events

Galaxy Loan Agreement

On March 12, 2025, Soluna SW LLC (the “SW Borrower”), a Delaware limited liability company and subsidiary of Soluna SW Holdings LLC (“SW Holdings”), itself a subsidiary of Soluna Digital, Inc. (“SDI”), a Nevada corporation and wholly owned subsidiary of Soluna Holdings, Inc. (the “Company”), entered into a Loan Agreement (the “Galaxy Loan Agreement”) with SW Holdings and Galaxy Digital LLC (the “Lender”).

The Galaxy Loan Agreement provides for a term loan facility in the principal amount of $5.0 million (the “Term Loan Facility”). The Term Loan Facility bears interest at a rate of 15.0% per annum, subject to an increase of 5.0% (for a total of 20.0%) in the event an Event of Default has occurred and is continuing. The Term Loan Facility matures on March 12, 2030 and includes scheduled payments over a five-year term.

Soluna Cloud – Termination of HPE Agreement

When Soluna launched its GPU-as-a-Service business under its subsidiary, Soluna Cloud, earlier in 2024, it had two primary objectives: (1) to gain commercial experience in the AI/HPC market in support of future data center development focused on large language models (LLMs) and other AI workloads; and (2) to capitalize on lower-cost capital to pursue high-growth revenue opportunities in the compute infrastructure market.

As a point of entry into the market, CloudCo, a subsidiary of Soluna Cloud, entered into a contract with Hewlett Packard Enterprise Company (“HPE”) on June 18, 2024 (“HPE Agreement”), that provided data center and cloud services for AI and supercomputing applications, utilizing NVIDIA H100 GPUs.

At the time of launch, the market for NVIDIA H100 GPU clusters was characterized by constrained supply and strong pricing, which aligned with the economics of Soluna’s fixed-cost HPE Agreement. However, by the end of 2024, the GPU market shifted significantly. Lead times for H100 GPUs shortened from over 50 weeks in 2023 to 8–12 weeks by the end of 2024, easing supply constraints and reducing urgency among buyers. At the same time, market demand shifted toward larger GPU clusters than those available under the HPE Agreement, making it difficult to secure long-term, reserved contracts at profitable rates.

The expected release of NVIDIA’s H200 Blackwell architecture also caused some customers to delay purchases. Although release timelines were impacted by design issues, the prospect of next-generation technology contributed to hesitancy in NVIDIA H100 GPU acquisition. Competitive pressure from alternative GPU vendors further softened demand and market pricing.

As a result, Soluna Cloud’s business progressed more slowly than anticipated. Revenues were first recognized in December 2024, with modest growth in early 2025.

During the last six months, Soluna’s engagement with potential financing and operating partners for AI/HPC, has confirmed that rather than continuing the effort to lease and resell GPU/HPC chips, refocusing on Soluna’s core strength- creating, developing, financing and operating its extensive pipeline of potential bitcoin and AI hosting facilities - will create far more value for Soluna and its shareholders.

In light of these developments, on March 24, 2025, CloudCo sent notice of its termination of the HPE Agreement for convenience. Subsequently, on March 26, 2025, HPE sent notice of its termination of the HPE Agreement for cause, effective immediately, due to CloudCo’s material breach of its payment obligations that remained uncured for more than thirty (30) days. In accordance with the terms of the HPE Agreement, upon a termination for cause by HPE, CloudCo must pay HPE the remaining payment stream under the term of the HPE Agreement of approximately $19.3 million as of March 31, 2025 (approximately $20.0 million as of December 31, 2024), including all upfront payments and monthly charges, plus any fees incurred for the terminated Services (as defined in the HPE Agreement).

