Form 10-Q
period 2025-03-31
Soluna Holdings, Inc
filed 2025-05-15
CIK 64463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 13, 2025, the Registrant had 13,754,108 shares of common stock outstanding.

SOLUNA HOLDINGS, INC. AND SUBSIDIARIES

Glossary of Abbreviations and Acronyms for Selected References

The following list defines various abbreviations and acronyms used throughout this Quarterly report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Condensed Consolidated Financial Statements, the Condensed Notes to Consolidated Financial Statements and the Condensed Financial Statement Schedules.

This glossary covers essential terms related to Bitcoin mining, high-performance computing, Artificial Intelligence (“AI”) and related fields, providing valuable context for readers of the Form 10-Q. A number of cross-references to additional information included throughout this Quarterly Report on Form 10-Q are also utilized throughout this report, to assist readers seeking additional information related to a particular subject.

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

Megawatts (“MW”): A unit of power measurement equivalent to one million watts used to measure the electrical power consumption of large operations like data centers and Bitcoin mining rigs.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Soluna Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

As of March 31, 2025 (Unaudited) and December 31, 2024

(Dollars in thousands, except per share)	March 31, 2025	December 31, 2024
Assets
Current Assets:
Cash	$9,161	$7,843
Restricted cash	2,227	1,150
Accounts receivable, net (allowance for expected credit losses of $244 at March 31, 2025 and December 31, 2024)	2,364	2,693
Prepaid expenses and other current assets	1,978	1,781
Equipment held for sale	28	28
Total Current Assets	15,758	13,495
Restricted cash, noncurrent	3,060	1,460
Other assets	1,124	2,724
Deposits and credits on equipment	4,932	5,145
Property, plant and equipment, net	49,585	47,283
Intangible assets, net	15,292	17,620
Operating lease right-of-use assets	298	313
Total Assets	$90,049	$88,040

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$3,321	$2,840
Accrued liabilities	6,482	6,785
Accrued interest payable	2,674	2,275
Contract liability	19,348	20,015
Current portion of debt	13,848	14,444
Income tax payable	49	37
Customer deposits	1,776	1,416
Operating lease liability	62	61
Total Current Liabilities	47,560	47,873

Other liabilities	249	235
Long-term debt	10,190	7,061
Operating lease liability	236	252
Deferred tax liability, net	4,821	5,257
Total Liabilities	63,056	60,678

Commitments and Contingencies (Note 10)

Stockholders’ Equity:
9.0% Series A Cumulative Perpetual Preferred Stock, par value $0.001 per share, $25.00 liquidation preference; authorized 6,040,000; 4,953,545 shares issued and outstanding as of March 31, 2025 and December 31, 2024	5	5
Series B Preferred Stock, par value $0.0001 per share, authorized 187,500; 62,500 shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, par value $0.001 per share, authorized 75,000,000;12,548,786 shares issued and 12,508,045 shares outstanding as of March 31, 2025 and 10,647,761 shares issued and 10,607,020 shares outstanding as of December 31, 2024	13	11
Additional paid-in capital	319,575	315,607
Accumulated deficit	(321,860)	(314,304)
Common stock in treasury, at cost, 40,741 shares at March 31, 2025 and December 31, 2024	(13,798)	(13,798)
Total Soluna Holdings, Inc. Stockholders’ (Deficit) Equity	(16,065)	(12,479)
Non-Controlling Interest	43,058	39,841
Total Stockholders’ Equity	26,993	27,362
Total Liabilities and Stockholders’ Equity	$90,049	$88,040

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soluna Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

For the Three Months Ended March 31, 2025 and 2024

	For the three months ended
	March 31,
(Dollars in thousands, except per share)	2025	2024

Cryptocurrency mining revenue	$2,999	$6,396
Data hosting revenue	2,402	5,278
Demand response service revenue	507	875
High-performance computing service revenue	28	-
Total revenue	5,936	12,549
Operating costs:
Cost of cryptocurrency mining revenue, exclusive of depreciation	1,954	1,841
Cost of data hosting revenue, exclusive of depreciation	1,327	2,251
Cost of high-performance computing services	7	-
Cost of cryptocurrency mining revenue- depreciation	1,074	1,087
Cost of data hosting revenue- depreciation	401	436
Total cost of revenue	4,763	5,615
Operating expenses:
General and administrative expenses, exclusive of depreciation and amortization	5,946	3,994
Depreciation and amortization associated with general and administrative expenses	2,404	2,403
Total general and administrative expenses	8,350	6,397
Impairment on fixed assets	-	130
Operating (loss) income	(7,177)	407
Interest expense	(838)	(424)
Gain (loss) on debt extinguishment and revaluation, net	551	(3,097)
Loss on sale of fixed assets	-	(1)
Other (expense) income, net	(315)	23
Loss before income taxes	(7,779)	(3,092)
Income tax benefit, net	425	548
Net loss	(7,354)	(2,544)
(Less) Net income attributable to non-controlling interest, net	(202)	(2,710)
Net loss attributable to Soluna Holdings, Inc.	$(7,556)	$(5,254)

Basic and Diluted loss per common share:
Basic & Diluted loss per share	$(0.88)	$(2.62)

Weighted average shares outstanding (Basic and Diluted)	11,939,983	2,807,555

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soluna Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
For the Year Ended December 31, 2024

And the Three Months Ended March 31, 2025 (Unaudited)

(Dollars in thousands, except per share)

	Preferred Stock				Common Stock				Treasury Stock
	Series A Shares	Amount	Series B Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Non- Controlling Interest	Total Stockholders’ Equity
January 1, 2024	3,061,245	$3	62,500	$—	2,546,361	$3	$291,276	$(250,970)	40,741	$(13,798)	$26,845	$53,359

Net loss	—	—	—	—	—	—	—	(5,254)	—	—	2,710	(2,544)

Reverse split adjustment	—	—	—	—	17	—	—	—	—	—	—	—

Stock-based compensation	—	—	—	—	—	—	661	—	—	—	—	661

Issuance of shares – warrant exercise	—	—	—	—	61,501	—	300	—	—	—	—	300

Restricted stock units vested	—	—	—	—	3,780	—	—	—	—	—	—	—

Issuance of shares- Notes conversion	—	—	—	—	270,572	—	1,023	—	—	—	—	1,023

Warrant revaluation	—	—	—	—	—	—	(1,715)	—	—	—	—	(1,715)

Distribution to Non-Controlling interest	—	—	—	—	—	—	—	—	—	—	(2,233)	(2,233)

March 31, 2024	3,061,245	$3	62,500	$—	2,882,231	$3	$291,545	$(256,224)	40,741	$(13,798)	$27,322	$48,851

Net loss	—	—	—	—	—	—	—	(10,873)	—	—	1,728	(9,145)

Series A Preferred Stock issuance	1,892,300	2	—	—	—	—	(2)	—	—	—	—	—

Stock-based compensation	—	—	—	—	—	—	1,368	—	—	—	—	1,368

Issuance of shares – warrant exercise	—	—	—	—	529,354	—	2,004	—	—	—	—	2,004

Restricted stock units vested	—	—	—	—	100	—	—	—	—	—	—	—

Issuance of shares-Restricted stock awards	—	—	—	—	1,149,767	1	(1)	—	—	—	—	—

Issuance of shares- Notes conversion	—	—	—	—	711,393	1	2,688	—	—	—	—	2,689

Warrants revaluation	—	—	—	—	—	—	7,648	—	—	—	—	7,648

Distribution to Non-Controlling interest	—	—	—	—	—	—	—	—	—	—	(3,482)	(3,482)

June 30, 2024	4,953,545	$5	62,500	$—	5,272,845	$5	$305,250	$(267,097)	40,741	$(13,798)	$25,568	$49,933

Net (loss) income	—	—	—	—	—	—	—	(7,190)	—	—	(903)	(8,093)

Stock-based compensation	—	—	—	—	—	—	1,257	—	—	—	—	1,257)

Issuance of shares-warrant exercise	—	—	—	—	596,390	1	26	—	—	—	—	27

Issuance of shares – Restricted stock awards	—	—	—	—	1,188,691	1	(1)	—	—	—	—	—

SEPA commitment fee payment	—	—	—	—	59,382	—	250	—	—	—	—	250

Issuance of shares- notes conversion	—	—	—	—	572,911	1	2,165	—	—	—	—	2,166

Contribution from Non-Controlling interest	—	—	—	—	—	—	—	—	—	—	7,259	7,259

Distribution to Non-Controlling interest	—	—	—	—	—	—	—	—	—	—	(1,204)	(1,204)

September 30, 2024	4,953,545	$5	62,500	$—	7,690,219	$8	$309,947	$(274,287)	40,741	$(13,798)	$30,720	$51,595

Net (loss) income	—	—	—	—	—	—	—	(40,017)	——	—	1,499	(38,518)

Stock-based compensation	—	—	—	—	—	—	2,027	—	—	—	—	2,027

Issuance of shares –warrants exercise	—	—	—	—	530,776	1	(1)	—	—	—	—	—

Restricted stock units vested	—	—	—	—	89,380	—	—	—	—	—	—	—

Issuance of shares – Restricted stock awards	—	—	—	—	1,065,101	1	(1)	—	—	—	—	—

SEPA consent fee	—	—	—	—	5,938	—	25	—	—	—	—	25

Issuance of shares- Placement agent release payment	—	—	—	—	308,642	—	1,000	—	—	—	—	1,000

Issuance of shares- notes conversion	—	—	—	—	957,705	1	3,510	—	—	—	—	3,511

Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	—	(2,014)	(2,014)

Contribution from Non-Controlling interest	—	—	—	—	—	—	—	—	—	—	9,636	9,636

December 31, 2024	4,953,545	$5	62,500	$—	10,647,761	$11	$315,607	$(314,304)	40,741	$(13,798)	$39,841	$27,362

	Preferred Stock				Common Stock				Treasury Stock
	Series A Shares	Amount	Series B Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Non- Controlling Interest	Total Stockholders’ Equity

January 1, 2025	4,953,545	$5	62,500	$—	10,647,761	$11	$315,607	$(314,304)	40,741	$(13,798)	$39,841	$27,362

Net (loss) income	—	—	—	—	—	—	—	(7,556)	—	—	202	(7,354)

Stock-based compensation	—	—	—	—	—	—	1,847	—	—	—	—	1,847

Issuance of shares – warrant exercise	—	—	—	—	384,721	—	—	—	—	—	—	—

Restricted stock units vested	—	—	—	—	3,432	—	—	—	—	—	—	—

Issuance of shares- SEPA draws	—	—	—	—	1,512,872	2	2,121	—	—	—	—	2,123

Contribution from Non-Controlling interest	—	—	—	—	—	—	—	—	—	—	4,310	4,310

Distribution to Non-Controlling interest	—	—	—	—	—	—	—	—	—	—	(1,295)	(1,295)

March 31, 2025	4,953,545	$5	62,500	$—	12,548,786	$13	$319,575	$(321,860)	40,741	$(13,798)	$43,058	$26,993

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soluna Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2025 and 2024

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Operating Activities
Net loss	$(7,354)	$(2,544)

Adjustments to reconcile net loss to net cash provided by (used in) by operating activities:
Depreciation expense	1,506	1,554
Amortization expense	2,373	2,372
Stock-based compensation	1,847	661
Deferred income taxes	(437)	(548)
Impairment on fixed assets	-	130
Amortization of operating lease asset	15	61
(Gain) loss on debt extinguishment and revaluation, net	(551)	3,097
Amortization on deferred financing costs and discount on notes	153	7
SEPA fair value revaluation	118	-
Loss on sale of fixed assets	-	1
Changes in operating assets and liabilities:
Accounts receivable	329	(1,480)
Prepaid expenses and other current assets	(197)	(138)
Other long-term assets	1,606	1
Accounts payable	481	430
Contract liability	(667)	-
Operating lease liabilities	(15)	(61)
Other liabilities and customer deposits	374	(192)
Accrued liabilities and interest payable	242	499
Net cash (used in) provided by operating activities	(177)	3,850
Investing Activities
Purchases of property, plant, and equipment	(3,808)	(524)
Purchases of intangible assets	(45)	(38)
Proceeds from disposal on property, plant, and equipment	-	78
Deposits of equipment, net	213	(343)
Net cash used in investing activities	(3,640)	(827)
Financing Activities
Proceeds from common stock warrant exercises	-	300
Proceeds from SEPA	2,005	-
Proceeds from notes	5,000	-
Payments on notes and deferred financing costs	(1,978)	(616)
Contributions from non-controlling interest	4,310	-
Distributions to non-controlling interest	(1,525)	(1,680)
Net cash provided by (used in) financing activities	7,812	(1,996)

Increase in cash & restricted cash	3,995	1,027
Cash & restricted cash – beginning of period	10,453	10,367
Cash & restricted cash – end of period	$14,448	$11,394

Supplemental Disclosure of Cash Flow Information
Interest paid on NYDIG loans	-	115
Interest paid on Navitas loan	3	57
Interest paid on June and July SPA notes	282	-
Warrant consideration in relation to convertible notes and revaluation	-	4,333
Notes converted to common stock	-	1,023
Noncash deferred financing cost accrual	97	-
Noncash membership distribution accrual	949	1,069

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Nature of Operations

Description of Business

Unless the context requires otherwise in these notes to the consolidated financial statements, the terms “SHI,” “ the “Company,” “we,” “us,” and “our” refer to Soluna Holdings, Inc. together with its consolidated subsidiaries, “SDI” refers to Soluna Digital, Inc., “SCI” refers to Soluna Computing, Inc., formerly known as EcoChain, Inc., “Soluna Cloud” or “Cloud” refers to Soluna Cloud, Inc., and “SEI” refers to Soluna Energy, Inc.

Soluna Holdings, Inc. (“SHI”) is a digital infrastructure company that specializes in transforming surplus renewable energy into computing resources. The Company’s strategy is to operate modular data centers co-located with wind, solar, and hydroelectric power plants, supporting compute-intensive applications, including Bitcoin mining, generative AI, and soon-high performance computing (“HPC”). This approach aims to create a more sustainable grid while providing cost-effective and environmentally friendly computing solutions.

SHI was originally incorporated in the State of New York in 1961 as Mechanical Technology, Incorporated and reincorporated in the State of Nevada on March 24, 2021. Headquartered in Albany, New York, the Company changed its name from “Mechanical Technology, Incorporated” to Soluna Holdings, Inc. on November 2, 2021. On October 29, 2021, Soluna Callisto Holdings, Inc. (“Soluna Callisto”) merged into Soluna Computing, Inc. (“SCI”), a private green data center development company and a subsidiary of SHI. MTI Instruments, Inc., a subsidiary of SHI, was sold on April 11, 2022. On March 23, 2021, our common stock commenced trading on the Nasdaq Stock Market LLC (“Nasdaq”). We formed a wholly owned subsidiary of SHI on December 27, 2023, Soluna Digital, Inc. (“Soluna Digital,” or “SDI”). Effective December 31, 2023, SCI transferred substantially all of its assets to SHI or its subsidiaries, including SDI.

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

The Company’s Texas site (“Project Dorothy”), located at a wind farm, holds the potential for up to 100 MW of power generation. By June 2024, SHI had energized 50 MW of the site across two phases, Project Dorothy 1A and 1B. As of March 31, 2025, SHI holds a 15% ownership interest in Soluna DVSL ComputeCo, LLC (“DVSL”), owner of Project Dorothy 1A, and a 51% ownership interest in Soluna DV ComputeCo, LLC (“DVCC”), owner of Project Dorothy 1B. On July 22, 2024, the Company closed financing for the 48 MW modular data center (the “Project Dorothy 2”). Project Dorothy 2 is financed by Soluna2 SLC Fund II Project Holdco LLC, an investment vehicle of Spring Lane Capital (“SLC”) and SDI. As of March 31, 2025, SDI has a 12% ownership interest in Project Dorothy 2.

Going Concern and Liquidity

The Company’s condensed financial statements as of March 31, 2025 have been prepared using generally accepted accounting principles in the United States of America (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As shown in the accompanying condensed financial statements, the Company was in a net loss position, has negative working capital, and has significant outstanding debt as of March 31, 2025. In addition, Soluna MC Borrowings, LLC 2021-1 (“Borrower”), a subsidiary of Soluna MC, LLC (“Soluna MC”), a subsidiary of Soluna Digital, Inc. (“Soluna Digital” or “SDI”), a subsidiary of the Company, has a litigation matter with NYDIG ABL LLC (“NYDIG”) in relation to their Master Equipment Finance Agreement. See further discussion around the NYDIG litigation in Note 10. The Company had outstanding commitments as of March 31, 2025, related to SDI of $10.4 million in capital expenditures related to Project Dorothy 2 and Project Kati. In addition, in June 2024, Soluna AL Cloudco, LLC (“CloudCo”), a subsidiary of Soluna Cloud, entered into an agreement (the “HPE Agreement”) with Hewlett Packard Enterprise Company (“HPE”), with an initial pre-payment of $10.3 million and a total commitment of $34 million over a 36-month period. On March 24, 2025, CloudCo notified HPE of its termination of the HPE Agreement and, on March 26, 2025, HPE notified CloudCo of its termination of the HPE Agreement for cause, effective immediately, due to CloudCo’s material breach of its payment obligations that remained uncured for more than thirty (30) days. In accordance with the terms of the HPE Agreement, upon a termination for cause by HPE, CloudCo must pay HPE the remaining payment stream under the term of the HPE Agreement of approximately $19.3 million as of March 31, 2025, including all upfront payments and monthly charges, plus any fees incurred for the terminated Services (as defined in the HPE Agreement). CloudCo has not made any additional payments under the HPE Agreement since CloudCo notified HPE of its termination of the HPE Agreement. These factors, among others indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year after issuance of these condensed financial statements as of March 31, 2025, or May 15, 2025.

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

In addition to the Company’s cash on hand for available use of approximately $9.2 million as of March 31, 2025, the Company will need to raise additional capital through financing raising activities, to meet its capital expenditure needs for its current pipeline and other operational needs. On August 12, 2024, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, LTD., a Cayman Islands exempt limited company (“YA”). In accordance with the terms of the SEPA, YA has agreed to purchase up to $25 million in aggregate gross purchase price of newly issued fully paid shares of the Company’s common stock from time to time subject to the limits and the conditions of the SEPA. The Company drew on the SEPA in the first quarter of 2025, and the proceeds were be used to pay debt, invest in data center projects, and for working capital and general corporate purposes. As of March 31, 2025, the Company has drawn approximately $2.0 million on the SEPA. Additionally, on April 29, 2025, the Company entered into an At the Market Offering Agreement with H.C. Wainwright & Co., LLC (“Wainwright”), as sales agent, pursuant to which the Company may offer and sell, from time to time, through Wainwright, up to $3.75 million of shares of common stock.

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

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (“the Annual Report”).

The information presented in the accompanying condensed consolidated balance sheet as of December 31, 2024 has been derived from the Company’s audited consolidated financial statements. All other information has been derived from the Company’s unaudited condensed consolidated financial statements for the three months ended March 31, 2025 and March 31, 2024.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company, including the Company’s variable interest entities disclosed in Note 14. All intercompany balances and transactions are eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid short-term investments with original maturities of less than three months.

Restricted Cash

Restricted cash relates to cash that is legally restricted as to withdrawal and usage or is being held for a specific purpose and thus not available to the Company for immediate or general business use. As of March 31, 2025, the Company had restricted cash of approximately $5.3 million, of which $2.2 million was classified as current and $3.1 million was classified as non-current. As of December 31, 2024, the Company had restricted cash of approximately $2.6 million, of which $1.1 million was classified as current and $1.5 million was classified as non-current. Currently, the balance in restricted cash relates to a restricted deposits held with customers that were for less than 12 months, or held for debt covenant purposes. The Company has a long-term restricted cash balance in relation to a collateralized deposit.

Deposits and Credits on equipment

As of March 31, 2025 and December 31, 2024, the Company had approximately $4.9 million and $5.1 million, respectively, in deposits and credits on equipment that had not yet been received by the Company. Once the Company receives such equipment in a subsequent period, the Company will reclassify such balance into Property, Plant, and Equipment. Included in these balances was a credit on equipment of $975 thousand, of which approximately $195 thousand has been used as of March 31, 2025, and the remaining $780 thousand will be restricted to be used on future purchases for Project Dorothy 2 and Project Kati until June 1, 2025 (“expiration date”). The Company notes that if an order is not executed by the expiration date, the credit would be forfeited. The Company intends to utilize the full credit balance for future orders prior to the expiration date.

Debt Issuance Costs

Debt issuance costs consist of costs incurred in obtaining long-term financing. These costs are classified on the condenses consolidated balance sheet as a direct deduction from the carrying amount of the related debt liability and subsequently amortized as interest expense in the condensed consolidated statement of operations using the effective interest rate method.

The Company evaluates amendments to its debt instruments in accordance with ASC 470-50, Debt - Modifications and Extinguishments (“ASC 470”) to determine whether the amendment should be accounted for as a modification or an extinguishment. An amendment may be considered modified when the terms of the new debt and original instrument are not “substantially different” (as defined in the debt modification guidance in ASC 470). Amendments that are considered modifications are accounted for prospectively as yield adjustments, based on the revised terms, and lender fees and costs directly incurred with third parties, to the extent material, are recorded as debt discount and amortized to interest expense using the effective interest rate method.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations or net assets.

3. Accounts Receivable, net

(Dollars in thousands)	March 31, 2025	December 31, 2024
Data hosting	$1,602	$1,385
Demand response service receivable	681	1,159
Proprietary mining Coinbase receivable	-	37
Other	325	356
	2,608	2,937
Less: Allowance for expected credit losses	(244)	(244)
	$2,364	$2,693

The Company’s allowance for expected credit loss was $244 thousand at March 31, 2025 and December 31, 2024, respectively. For the year ended December 31, 2024, one of the Company’s borrowers for a note receivable was having financial difficulty securing additional financing to pay the note. As such, the Company fully reserved the note balance and incurred a provision on credit loss of approximately $244 thousand. In addition, the Company had a credit provision for approximately $516 thousand due to a pricing dispute with a Bitcoin hosting customer, in which the agreement with the customer was terminated in December 2024. As of December 31, 2024, the Company wrote off the entire allowance with the Bitcoin hosting customer of $516 thousand.

Rollforward of Allowance of Expected Credit Losses:

(Dollars in thousands)	January 1, 2025- March 31, 2025	January 1, 2024 – December 31, 2024

Allowance for expected credit losses, beginning of period	$244	$-
Current period credit provision	-	760
Write offs charged against the allowance	-	(516)
Recoveries collected	-	-
Allowance of expected credit losses, end of period	$244	$244

4. Property, Plant and Equipment, net

Property, plant and equipment consist of the following at:

(Dollars in thousands)	March 31, 2025	December 31, 2024
Land and land improvements	$1,553	$1,553
Buildings and leasehold improvements	25,453	25,453
Computers and related software	11,536	11,533
Machinery and equipment	9,354	9,324
Office furniture and fixtures	34	34
Construction in progress	13,005	9,250
	60,935	57,147
Less: Accumulated depreciation	(11,350)	(9,864)
	$49,585	$47,283

Depreciation expense was approximately $1.5 million and $1.6 million for the three months ended March 31, 2025 and 2024, respectively.

5. Intangible Assets, net

Intangible assets consist of the following as of March 31, 2025:

(Dollars in thousands)	Intangible Assets	Accumulated Amortization	Total

Strategic pipeline contract	$46,885	$32,038	$14,847
Assembled workforce	500	342	158
Patents	311	24	287
Total	$47,696	$32,404	$15,292

Intangible assets consist of the following as of December 31, 2024:

(Dollars in thousands)	Intangible Assets	Accumulated Amortization	Total

Strategic pipeline contract	$46,885	$29,694	$17,191
Assembled workforce	500	317	183
Patents	266	20	246
Total	$47,651	$30,031	$17,620

Amortization expense for the each of the three months ended March 31, 2025 and 2024 was approximately $2.4 million, respectively.

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

The Company expects to record amortization expense of intangible assets over the next five years and thereafter as follows:

(Dollars in thousands)
Year	2025
2025 (remainder of the year)	$7,119
2026	7,912
2027	15
2028	15
2029	15
Thereafter	216
Total	$15,292

6. Accrued Liabilities

Accrued liabilities consist of the following at:

(Dollars in thousands)	March 31, 2025	December 31, 2024

Salaries, wages and related expenses	$575	$552
Liability to shareholders for previous acquisition	363	363
Legal, audit, tax and professional fees	888	537
Sales tax accrual	-	575
Real estate taxes accrual	98	182
Hosting and utility fees	1,564	1,036
SEPA consent fee payable	201	-
Dividend payable	7	7
Construction fees	1,601	2,211
Membership distribution accrual	955	1,179
Other	230	143
Total	$6,482	$6,785

Contract liability

On March 24, 2025, CloudCo notified HPE of its termination of the HPE Agreement and, on March 26, 2025, HPE sent notice of its termination of the HPE Agreement. The HPE Agreement provided the Company access to datacenter and cloud services for AI and supercomputing applications utilizing NVIDIA H100 GPUs. In accordance with the terms of the HPE Agreement, CloudCo is required to pay all of the unpaid fees that were payable over the entire term of the HPE Agreement. As of December 31, 2024, the Company reduced its prepaid assets and other long-term assets by approximately $8.6 million, increased termination liability by approximately $20.0 million and recorded a loss on contract of approximately $28.6 million to account for the termination of the contract and CloudCo’s contractual payments. The liability has been reduced to approximately $19.3 million as of March 31, 2025. See Note 1 for details.

7. Income Taxes

During the three months ended March 31, 2025 and 2024, the Company’s effective income tax rate was 5.54% and 17.72%. The projected annual effective tax rate is less than the Federal statutory rate of 21%, primarily due to the change in the valuation allowance, as well as changes to estimated taxable income for 2025 and permanent differences. There was $425 thousand and $548 thousand income tax benefit for the three months ended March 31, 2025 and 2024.

In connection with the strategic contract pipeline acquired in the Soluna Callisto acquisition as further discussed in Note 5, ASC 740-10-25-51 requires the recognition of a deferred tax impact of acquiring an asset in a transaction that is not a business combination when the amount paid exceeds the tax basis on the acquisition date. As such, the Company is required to adjust the value of the strategic contract pipeline by approximately $10.9 million at inception date, in which was recorded as a deferred tax liability and this amount will be amortized over the life of the asset. For the three months ended March 31, 2025 and 2024, the Company amortized $547 thousand each period.

The Company provides for recognition of deferred tax assets if the realization of such assets is more likely than not to occur in accordance with accounting standards that address income taxes. Significant management judgment is required in determining the period in which the reversal of a valuation allowance should occur. The Company has considered all available evidence, both positive and negative, such as historical levels of income and future forecasts of taxable income amongst other items, in determining its valuation allowance. In addition, the Company’s assessment requires us to schedule future taxable income in accordance with accounting standards that address incomes taxes to assess the appropriateness of a valuation allowance which further requires the exercise of significant management judgment.

The Company believes that the accounting estimate for the valuation of deferred tax assets is a critical accounting estimate because judgment is required in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns. The Company based the estimate of deferred tax assets and liabilities on current tax laws and rates and, in certain cases, business plans and other expectations about future outcomes. In the event that actual results differ from these estimates, or the Company adjusts these estimates in future periods, the Company may need to adjust the recorded valuation allowance, which could materially impact our financial position and results of operations. The valuation allowance was $40.5 million and $36.8 million and on March 31, 2025 and December 31, 2024, respectively. We will continue to evaluate the ability to realize our deferred tax assets and related valuation allowance on a quarterly basis.

8. Debt

The following table represents total debt outstanding by agreement as of March 31, 2025:

(Dollars in thousands):	Current portion of debt	Long term debt	Total
NYDIG financing	$9,183	$-	$9,183
Navitas term loan	-	-	-
June 2024 secured note	4,067	5,988	10,055
July 2024 additional secured note	-	-	-
Equipment loan	250	-	250
Galaxy loan	348	4,202	4,550
Total Debt	$13,848	$10,190	$24,038

The following table represents total debt outstanding by agreement as of December 31, 2024:

(Dollars in thousands):	Current portion of debt	Long term debt	Total
Convertible Notes	$-	$-	$-
NYDIG financing	9,183	-	9,183
Navitas term loan	137	-	137
June 2024 secured note	3,922	7,061	10,983
July 2024 additional secured note	1,202	-	1,202
Total Debt	$14,444	$7,061	$21,505

NYDIG Financing

(Dollars in thousands)	Maturity Dates	Interest Rate	January 1, 2025- March 31, 2025	January 1, 2024- December 31, 2024
NYDIG Loans #1-11	April 25, 2023 thru January 25, 2027*	14% thru 16%	$9,183	$9,183

Less: repossession of collateralized assets			—	—
Total outstanding debt			$9,183	$9,183

*	Due to event of default- the entire NYDIG Financing became current, see note below.

On December 30, 2021, Borrower, a subsidiary of Soluna MC, a subsidiary of SDI, a subsidiary of the Company, entered into a Master Equipment Finance Agreement (the “Master Agreement”) with NYDIG as lender, servicer and collateral agent (the “NYDIG facility”). The Master Agreement outlined the framework for a financing up to approximately $14.4 million in aggregate equipment financing. Subsequently, the parties negotiated the specific terms of each equipment financing transaction as well as the terms upon which the Noteholders would consent to the transactions contemplated by the Master Agreement.

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

On February 23, 2023, NYDIG proceeded to foreclose on all of the collateral securing the MEFA, and repossessed the collateralized assets that totaled approximately $3.4 million, in which approximately $560 thousand was first used to pay off accrued interest and penalty to date. On September 5, 2023, NYDIG provided a letter finalizing the accounting for the repossessed collateralized assets totaling proceeds of approximately $3.4 million. On December 7, 2023, NYDIG filed its Motion for Summary Judgment seeking entry of a judgment against Soluna in the approximate amount of $10.3 million for principal and interest and penalties. On January 12, 2024, Soluna filed its objection to NYDIG’s motion for summary judgment on the grounds that NYDIG failed to explain what collateral of which loan was sold and how the sale proceeds were allocated to each loan. A summary judgment motion hearing took place on February 13, 2024, where it was agreed upon by both NYDIG and the Borrower, that the total outstanding loan principal balance would be approximately $9.2 million. The Company applied the per diem interest rate agreed upon with the summary judgement and recorded interest expense for the three months ended March 31, 2025 and 2024 of approximately $357 thousand and $361 thousand, respectively, and has an outstanding interest and penalty accrual of approximately $2.6 million recorded within “Accrued liabilities” as of March 31, 2025. See Note 10 for further information in relation to the NYDIG litigation matter.

June 2024 secured note

(Dollars in thousands)	Maturity Date	Interest Rate	January 1, 2025- March 31, 2025	July 20, 2024- December 31, 2024
Term Loan and capitalized interest (excludes debt issuance cost)	June 20, 2027	9%	$11,748	$12,784
Less: principal and capitalized interest payments			(1,060)	(1,036)
Less: debt discount			(189)	(230)
Less: debt issuance costs			(444)	(535)
Total outstanding note			10,055	10,983
(Less) Current note outstanding			4,067	3,922
Long-term note outstanding			$5,988	$7,061

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

As further inducement for the Investor to purchase the Note, Soluna Cloud issued to the Investor a warrant (the “Warrant”) exercisable within three years from June 20, 2024 for a number of shares of common stock of Soluna Cloud equal to the sum of (a) 12.5% of Soluna Cloud’s issued and outstanding common stock as of the date of the Warrant divided by 0.875, plus (b) the percentage of each Qualified Issuance (as defined below) divided by 0.875. For purposes of the Warrant, “Qualified Issuance” means (y) each issuance of common stock of Soluna Cloud during the period commencing on the day after the date of the Warrant and ending on the earlier to occur of (i) the conclusion of up to an additional $112.5 million of capital raised, whether in the form of debt, equity, mixed or otherwise, by Soluna Cloud and its subsidiaries and (ii) December 31, 2024 and (z) the number of shares of common stock of Soluna Cloud issuable upon the exercise or conversion of any convertible securities of CloudCo issued during such period (other than certain issuances pursuant to CloudCo’s equity compensation plans). On June 20, 2024, the Company determined that the warrant should be treated as a warrant liability and based on valuation, the Company booked a warrant liability of approximately $314 thousand and a related debt discount which will be amortized over the life of the loan. Further evaluation of the Warrants under ASC 815-10 was required to determine if the warrants meet the definition of a derivative. The warrants are classified as a liability that are required to be adjusted to fair market value. The Company applied a discounted cash flow method in relation to the valuation of Cloud in which assumptions from forecasted projected cash flow data and other key operating assumptions such as working cash flow were used to determine an enterprise value less any current debt in order to determine an equity value for Cloud. As of March 31, 2025 and December 31, 2024, the warrants were fair valued, and deemed to not have any further value, as such the Company wrote down the liability balance to $0.

For the three months ended March 31, 2025, the Company incurred approximately $389 thousand in interest expense in relation to the June SPA, which includes interest paid on the note and amortization of deferred financing costs.

June SPA Modification

On March 23, 2025, the Note Parties entered into a Modification Agreement (the “Modification Agreement”) to, among other things:

(i)	provide for the deposit of 1,000,000 shares (the “Escrow Shares”) of the Company’s common stock, into an escrow account maintained by Northland Securities, Inc., pursuant to an escrow agreement (as further described below),
(ii)	provide for the issuance to the Investor of penny warrants to purchase shares of the Company’s common stock. The number of penny warrants (exercise price at $0.01) shall equal $1.25 million divided by the 5-day VWAP of the Company’s common stock at time of issuance. The warrants will be issued at the time the Investor removes its lien on the property of the Company. As of May 15, 2025, the lien has not yet been removed and the warrants have not been issued,
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
(iv)	modify the Note such that the Note is now convertible into up to 2,500,000 shares of the Company’s common stock based (“Conversion Shares”) on a conversion price of $5.00,
(v)	amend the Note to provide that the Company will be a direct co-obligor with CloudCo under the Note; and
(vi)	amend the SPA to allow the Company to organize or incorporate any subsidiary, over which the Company shall have voting or beneficial control, which is being formed with the intent to engage in a business or line of business substantially similar to that of Soluna Cloud or the Company, without first paying all of the principal and interest due under the Note and without first obtaining Investor’s prior written consent (collectively, the “June SPA Modification”).

The joint-and-several liability arrangement is between the Company and CloudCo. While no written agreement has been created to establish the amount that each entity agrees to pay under the obligation, the nature of the relationship is such that the Company has taken a significant role in the economics of the Notes. The Company expects to make any necessary payments on behalf of CloudCo in order to prevent default on the Notes because the Investor has a lien on all property and assets of the Company in connection with the Notes. Based on quantitative analysis performed by the Company, it was determined that the terms of the debt instrument before and after the June SPA Modification were not substantially different. Accordingly, the June SPA Modification is accounted for as a debt modification.

Subsequent to March 31, 2025, the Company and the Investor mutually agreed that the 1,000,000 Escrow Shares would instead be issued directly to the Investor, and on, April 29, 2025, the Company issued 1,000,000 shares of common stock to  the Investor.

July 2024 Additional Secured Note

(Dollars in thousands)	Maturity Date	Interest Rate	January 1, 2025- March 31, 2025	July 12, 2024- December 31, 2024
Term Loan and capitalized interest (excludes debt issuance cost)	July 12, 2027*	9%	$1,209	$1,278
Less: principal and capitalized interest payments			(658)	(69)
Debt discount			-	(6)
Gain on extinguishment			(551)	-
Total outstanding debt			$-	$1,203

*	On March 14, 2025, the Company satisfied the assignment and assumption agreement, as such a gain on extinguishment was recorded.

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

To further incentivize the Additional Investors, Soluna Cloud issued warrants (the “Cloud Additional Warrants”) to each Additional Investor. These Cloud Additional Warrants are exercisable within three years from the effective date of the June SPA Amendment. They allow the purchase of a number of shares of Soluna Cloud common stock equal to 1.25% of Soluna Cloud’s issued and outstanding common stock as of the Cloud Additional Warrant date, divided by 0.9875, plus 1.25% of each Qualified Issuance, divided by 0.9875. On July 12, 2024, the Company determined that the additional warrants were treated as a warrant liability and based on valuation, the Company booked a warrant liability of approximately $13 thousand and a related debt discount in which will be amortized over the life of the loan. Further evaluation of the Warrants under ASC 815-10 was required to determine if the warrants meet the definition of a derivative. The warrants are classified as a liability that are required to be adjusted to fair market value. The Company applied a discounted cash flow method in relation to the valuation of Cloud in which assumptions from forecasted projected cash flow data and other key operating assumptions such as working cash flow were used to determine an enterprise value less any current debt in order to determine an equity value for Cloud. As of March 31, 2025 and December 31, 2024, the warrants were fair valued, and deemed to not have any further value, as such the Company wrote down the liability balance to $0.

A “Qualified Issuance” includes any issuance of common stock by Soluna Cloud from the day after the Cloud Additional Warrant date until the earlier of raising an additional $111.25 million or December 31, 2024, as well as shares issuable upon exercise or conversion of convertible securities issued during this period, excluding certain equity compensation plan issuances.

On October 1, 2024, CloudCo, Soluna Cloud and the Company entered into assignment and assumption agreements (the “Assignment Agreements”) with the Additional Investors with respect to an aggregate of $1.25 million of notes issued by CloudCo. Pursuant to the Assignment Agreements, the Company will be able to purchase such notes for a purchase price of $750 thousand, or 60% of face value. The assignment and assumption will be effective once all conditions of the agreement are met including fulfilling the purchase price. The notes will be paid to the note holders from an escrow that is funded in installments from the SEPA funding. The transfer is not effective until payment from the escrow is made. The Company was required to escrow 20% of all SEPA draws until the $750 thousand purchase price is accumulated. In addition to the 20% of SEPA funds, the Company would apply all principal payments and 50% of interest payments made to date from October 1, 2024, until the $750 thousand purchase price has been met.

On March 14, 2025, the Company fulfilled the purchase obligations, and assumed the Additional Notes through payment of $750 thousand through principal and 50% interest payments and use of 20% SEPA funds. Effectively, the remaining debt assignment was assumed by Soluna Holdings, Inc. and was recorded as an intercompany debt obligation that got eliminated on the Company’s condensed consolidated financial statements as of March 31, 2025. The Company recorded a gain on extinguishment of the July 2024 Additional Secured Notes of approximately $551 thousand for the three months ended March 31, 2025. For the three months ended March 31, 2025, the Company incurred approximately $33 thousand in interest expense in relation to the July Additional Secured Note.

Galaxy Loan

(Dollars in thousands)	Maturity Date	Interest Rate	March 12, 2025 – March 31, 2025
Term Loan	March 12, 2030	15%	$5,000
Less: principal payments			-
Less: debt discount and issuance costs			(450)
Total outstanding note			4,550
(Less) Current note outstanding			348
Long-term note outstanding			$4,202

On March 12, 2025, Soluna SW LLC (the “SW Borrower”), a Delaware limited liability company and subsidiary of Soluna SW Holdings LLC (“SW Holdings”, and together with the SW Borrower, the “SW Loan Parties”), a subsidiary of SDI, a Nevada corporation and wholly owned subsidiary of Company, entered into a Loan Agreement (the “Galaxy Loan Agreement”) with SW Holdings and Galaxy Digital LLC (the “Lender”).

The Galaxy Loan Agreement provides for a term loan facility in the principal amount of $5.0 million (the “Term Loan Facility”). The Term Loan Facility bears interest at a rate of 15.0% per annum, subject to an increase of 5.0% (for a total of 20.0%) in the event an Event of Default as defined within the Galaxy Loan Agreement has occurred and is continuing. The Term Loan Facility matures on March 12, 2030 and includes scheduled payments over a five-year term. As of March 31, 2025, the Company has accrued approximately $42 thousand in interest expense.

The SW Borrower may voluntarily prepay all or part of the Term Loan Facility at any time together with accrued and unpaid interest on the principal amount to be prepaid up to the date of prepayment. The SW Borrower shall prepay all or part of the Term Loan Facility with 100% of the Net Cash Proceeds (as defined therein) received upon the occurrence of (i) an Asset Sale or Casualty Event (each as defined therein), (ii) an Equity Issuance (as defined therein), (iii) an issuance or incurrence of Indebtedness (as defined therein), or (iv) an Extraordinary Receipt (as defined therein), each subject to certain exceptions. In addition, certain principal payments are subject to the payment of a premium amount equal to 50% of the remaining amount of interest payable on such principal amount through the scheduled maturity date, if paid on or prior to the 30-month anniversary of the closing date, and 25% of the remaining amount of interest payable on such principal amount through the scheduled maturity date, if paid after the 30-month anniversary of the closing date.

The Galaxy Loan Agreement includes certain restrictions (subject to certain exceptions outlined in the Galaxy Loan Agreement) on the ability of the SW Loan Parties and their subsidiaries to undertake certain activities, including to incur indebtedness and liens, enter into sale or lease-back transactions, merge or consolidate with other entities, dispose or transfer their assets, pay dividends or make distributions, make investments, make Restricted Payments (as defined therein), enter into burdensome agreements or transact with affiliates. In addition, the SW Loan Parties are subject to three financial covenants – a minimum debt service coverage ratio, a minimum current ratio, and cash in customer deposit account must equal or be greater than related customer liabilities. The Company also received an extension on its non-financial covenants through May 15, 2025, in which the Company expects to be in compliance.

Proceeds of the Term Loan Facility will be used to issue a distribution to SW Holdings, the proceeds of which may be used to make a distribution to SDI.

In connection with the Galaxy Loan Agreement, on March 12, 2025, the SW Loan Parties and the Lender entered into a security agreement to secure the obligations under the Term Loan Facility by a lien on substantially all the assets and properties of SW Borrower and SW Holdings, subject to certain exceptions. The SW Borrower is the owner and operator of the Company’s Project Sophie data center.

In connection with the Galaxy Loan Agreement, on March 12, 2025, SDI and the Lender entered into a Limited Guarantee Agreement pursuant to which SDI guarantees the Loss Liabilities (as defined therein) and, after the occurrence of a Recourse Trigger Event (as defined therein), the obligations under the Loan Agreement.

Equipment Loan Agreement

On May 16, 2024, SDI SL Borrowing – 1, LLC, an affiliate of the Company. (the “SDI Borrower”) entered into a loan agreement (the “Equipment Loan Agreement” or the “Loan”) with Soluna2 SLC Fund II Project Holdco LLC (the “Lender”, and collectively, the “Parties”). As further amended on February 28, 2025, the Equipment Loan Agreement provides for the Company to borrow, from time to time, up to $4.0 million, to be used to purchase necessary equipment for the progression of Project Dorothy 2 and Project Kati. Any loans made under the Equipment Loan Agreement have a maturity date of May 16, 2027 and will bear interest at a rate of 15% per annum. The Equipment Loan Agreement includes customary covenants for loans of this nature including financial reporting, monthly updates, event reporting, as well as conduct of business. In addition, the Equipment Loan Agreement contains a multiple on invested capital (“MOIC”) provision, which requires the Company to pay, in addition to principal and interest, an amount equal to the difference of (i) the greater of (a) the principal amount of the Loan being repaid plus all interest previously paid or simultaneously being paid to Lender in respect of such principal of the Loan, and (b) the principal amount of the Loan being repaid multiplied by three, minus (ii) the sum of the principal amount of the Loan being repaid plus all interest previously paid or simultaneously being paid to Lender in respect of such principal of the Loan.

On May 17, 2024, the SDI Borrower drew down $720 thousand of the Loan with the Lender. On July 22, 2024, the SDI Borrower satisfied and repaid the borrowing amount in full by issuing the Investor Class B Membership Interests in the Dorothy 2 project valued at three times the borrowing amount (i.e., $2.16 million). The redemption of debt through equity created approximately a $1.4 million loss on debt extinguishment for the year ended December 31, 2024.

On March 21, 2025, the SDI Borrower drew down $250 thousand of the Loan with the Lender, in relation to Project Kati. The amount is outstanding as of March 31, 2025. The SDI Borrower shall repay the Loan under this Borrowing Request with a different MOIC Payment than as defined in the Equipment Loan Agreement. The MOIC Payment for this Borrowing Request only, shall be an amount equal to the difference of (i) the greater of (a) the principal amount of the Loan being repaid plus all interest previously paid or simultaneously being paid to Lender in respect of such principal of the Loan, and (b) the principal amount of the Loan being repaid multiplied by three and three tenths (3.3), minus (ii) the sum of the principal amount of the Loan being repaid plus all interest previously paid or simultaneously being paid to Lender in respect of such principal of the Loan.

Per ASC 835-30-S45-1, debt issuance costs related to line of credits should be recorded as an asset and amortized over the life of the line of credit agreement. As such, the Company recorded $62 thousand and $53 thousand, respectively within Prepaid expenses and other current assets as of March 31, 2025 and December 31, 2024 and $72 thousand and $75 thousand within Other assets on the consolidated balance sheet as of March 31, 2025 and December 31, 2024, respectively, of which approximately $14 thousand has been amortized and recorded within Interest Expense for the three months ended March 31, 2025.

Navitas Term Loan

(Dollars in thousands)	Maturity Date	Interest Rate	January 1, 2025- March 31, 2025	January 1, 2024- December 31, 2024
Term Loan and capitalized interest (excludes debt issuance cost)	May 9, 2025*	15%	$137	$1,707
Less: principal and capitalized interest payments			(137)	(1,570)
Total outstanding debt			$-	$137

*	May 9, 2025 was the maturity date, however, as noted below, the Navitas loan was fully paid off in the first quarter of 2025, and as such no longer remains outstanding.

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

Any and all monthly debt service amounts so paid to Lender shall be applied first to accrued and unpaid interest that has not yet been added to the principal balance of the Term Loan, if any, and then to repayment of the then outstanding principal balance of the Term Loan. On the Term Loan Maturity Date (May 9, 2025), all remaining principal and accrued and unpaid interest that has not yet been added to the principal balance of the Term Loan, if any, shall become immediately due and owing in full and shall be paid by wire transfer in immediately available funds. As of March 31, 2025, the Company has paid the remaining outstanding balance of $137 thousand, therefore fulfilling its debt obligation with Navitas. Interest expense related to the Navitas Term Loan for the three months ended March 31, 2025 and 2024 was approximately $2 thousand and $63 thousand.

Convertible Notes

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

On July 19, 2022 and on September 13, 2022, the Company entered into an Addendum and Addendum Amendment which adjusted the terms such as maturity date, conversion prices, and the issuance of new warrants to the Noteholders. Pursuant to the Addendum and Addendum Amendment, the Company evaluated whether the new addendums qualified as debt modification or debt extinguishment. Based on ASC 470, Debt, the Company determined the Addendum and Addendum Amendment to fall under Debt Extinguishment treatment and the Company would be required to record the new debt at fair value, and in turn write off the existing debt on the Company’s books.

Following the debt extinguishment on July 19, 2022 as noted above, the Convertible Notes have been accounted for under the fair value method on a recurring basis upon issuance (e.g., upon execution of the Addendum) per guidance within ASC 480, and at each subsequent reporting period, with changes in fair value reported in earnings. See below for rollforward of the fair value of the convertible debt :

(in thousands)
Balance January 1, 2024	$8,474
Conversions of debt (January 1, 2024- March 31, 2024)	(1,023)
Total revaluation gains (January 1, 2024- March 31, 2024)	(1,235)
Balance March 31, 2024	6,216
Conversions of debt (April 1, 2024- December 31, 2024)	(7,978)
Revaluation losses and extinguishment of debt, net (April 1, 2024- December 31, 2024)	1,437
Extension fee	325
Balance December 31, 2024	$-

For the three months ended March 31, 2024, the Company had approximately $1.0 million of conversions with the Noteholders, therefore reducing the outstanding principal balance to approximately $7.7 million as of March 31, 2024. The Company also performed a fair value assessment on February 28, 2024 (date of the Fourth Amendment noted below) for which the fair value was determined to be approximately $7.5 million, and March 31, 2024 the fair value was determined to be approximately $6.2 million. In addition, from April 1, 2024 through December 31, 2024, there was approximately $8.0 million of conversions with the Noteholders, and incurred a revaluation loss of debt of approximately $1.4 million, as well as an extension fee recorded within Other expense of $325 thousand.

The following table represents the significant and subjective fair value assumptions used for Convertible Notes during the year ended December 31, 2024. As the Convertible Notes were fully converted in fiscal year 2024, no assumptions were noted for the three months ended March 31, 2025.

Year Ended December 31, 2024
Stock price	$2.88 – 6.09
Conversion price	$2.30 – 3.78
Volatility	80.0 – 115%
Risk-free interest rate	4.73- 5.46%

There were two additional amendments in fiscal year 2023. On February 28, 2024, the Company and the Noteholders entered into a Fourth Amendment Agreement to amend the Notes, SPA and related agreements to facilitate future financings by the Company. In addition, the Company was permitted to unilaterally extend the maturity date of the Notes for two 3-Month extensions if prior to the then in effect maturity date the Company gives notice to the Noteholders and increases the principal amount of the Notes on the date of each such extension by two percent (2%) the principal amount of the Notes outstanding on the date of such extension.

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

The following table represents the significant fair value assumptions used for warrants issued or repriced during the year ended December 31, 2024. No warrants were issued or repriced for the three months ended March 31, 2025.

Year ended December 31, 2024
Stock price	$2.43- 4.07
Exercise price	$0.01- 287.50
Expected term in years	0.53 – 8.77
Expected dividend yield	0.00%
Volatility	105.0 – 137.50%
Risk-free interest rate	3.51- 4.44%

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

Pursuant to additional agreements with holders of another 51,618 outstanding warrants, similar adjustments with those warrants, resulted in a total adjustment to 530,569 warrants. As the 51,618 warrants were not with the Noteholders, the treatment of $6.00 repriced warrants was recorded as a deemed dividend and adjusted the Company’s earnings per share calculation for the year ended December 31, 2024. The fair value associated with the 51,618 warrants with non-Noteholders totaled approximately $386 thousand. On May 17, 2024, the Company permitted the holders of the Company’s Amended Class C Warrants, previously exercisable at $6 per share, to exercise such warrants at a reduced exercise price of $4 per share, provided that each such holder exercised at least 61.83% of their Amended Class C Warrants by the close of business on May 17, 2024. The Company also agreed to reduce the exercise price on all remaining Amended Class C Warrants. The adjustment in the exercise price, resulted in an additional deemed dividend which amounted to approximately $66 thousand for the year ended December 31, 2024.

For the year ended December 31, 2024, 529,161 of the Amended Class C warrants have been exercised by both the Noteholders and non-Noteholders, resulting in the issuance of 719,658 shares of $0.01 warrants, 846,657 shares of $4.20 warrants, and 846,657 shares of $5.70 warrants.

As previously discussed in Footnote 1, the Company entered into the SEPA with YA on August 12, 2024. Access to the SEPA was subject to a number of conditions precedent including, but not limited to, various consents from the Company’s Note Holders. On October 1, 2024, the Noteholders entered into a Consent, Waiver, and Mutual Release Agreement (the “Master Consent”) which provides the following:

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

In return for these consents, the Company agreed to pay a $750 thousand waiver fee and to prepay to the remaining Note Holders the 20% premium for the prepayment of the Notes of approximately $625 thousand. Such amounts were recorded as within Other Expense, net within the Annual Report.

For the year ended December 31, 2024, the Company issued 2,512,581 shares of common stock for conversion of the debt, which includes the final conversion shares noted below.

On December 12, 2024, the Company entered into an agreement with the remaining three Note Holders who held an outstanding principal balance as of December 12, 2024, pursuant to which the three remaining Note Holders elected to immediately convert all of the outstanding principal of certain convertible notes into shares of the Company’s common stock. The agreement satisfied the full outstanding debt owed to the remaining three Note Holders under the Convertible Notes. Following the conversion, 335,661 shares of common stock were issued to the Note Holders in accordance with the terms of the Convertible Notes, as amended. The Company recorded a debt inducement conversion expense of approximately $388 thousand within Other Expense, net on the Annual Report. No further amounts are owed by the Company under the Convertible Notes as of December 31, 2024 and March 31, 2025.

Line of Credit

On September 15, 2021, the Company entered into a $1.0 million unsecured line of credit with KeyBank National Association (“KeyBank”), that will, among other things, allow the Company to request loans and to use the proceeds of such loans for working capital and other general corporate purposes (the “KeyBank facility”). The line of credit bears interest at a rate of Prime + 0.75% per annum. Accrued interest is due monthly and principal is due in full following KeyBank’s demand. The Company does not have any remaining balance outstanding as of December 31, 2024 and March 31, 2025. The Company does not plan to draw down on the line of credit in the foreseeable future. In addition, future drawdowns require pre-approval by KeyBank.

9. Stockholders’ Equity

Preferred Stock

The Company has two series of preferred stock outstanding: the Series A Preferred Stock, with a $25.00 liquidation preference; and the Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”). As of March 31, 2025 and December 31, 2024 there were 4,953,545 shares of Series A Preferred Stock issued and outstanding, and as of March 31, 2025 and December 31, 2024 there was 62,500 shares of Series B Preferred Stock issued and outstanding.

Series A Preferred Stock

The Series A Preferred Stock is not convertible into or exchangeable into common stock of the Company, except upon the occurrence of a delisting event or change of control. Per the Company’s Certificate of Designations, Preferences and Rights of 9.0% Series A Cumulative Perpetual Preferred Stock (“Series A Certificate of Designations”), if there is an occurrence of delisting or change of control, the holders of Series A Preferred Stock will have the right to convert the number of preferred A shares into a number of common shares by the lesser of (a) the sum of the $25.00 liquidation preference per share of Series A Preferred Stock plus the amount of any accumulated and unpaid dividends divided by the closing price of the common stock on ten consecutive trading days preceding a delisting event, or (b) the share cap of 0.2817.

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

Effective from October 1, 2024, the sale of common stock as a result of conversion of Series B Preferred Stock and exercise of the new 140,000 warrants is subject to a 12-month lockup, followed by a 12 month leak out where the holder may not sell shares during the lockup period and may sell up to 1/12th of total conversion and warrant exercise shares per month during the leak out. The effects of the modification of the Series B Preferred Stock on October 1, 2024, including repriced and newly issued penny warrants, and dividend amendments, created an extinguishment on the Series B preferred stock in which the Company recorded a deemed dividend of approximately $1.7 million which relates to the fair value consideration of the modified Series B Preferred Stock less the original carrying value for the year ended December 31, 2024, excluding the consideration of the Preferred B dividend as discussed below.

Common Stock

The Company has one class of common stock, par value $0.001 per share. Each share of the Company’s common stock is entitled to one vote on all matters submitted to stockholders. As of March 31, 2025 and December 31, 2024, there were 12,508,045 and 10,607,020 shares of common stock outstanding, respectively.

Dividends

Pursuant to the Certificate of Designations, Preferences and Rights of 9.0% Series A Cumulative Perpetual Preferred Stock of the Company, dividends, when, as and if declared by the Board (or a duly authorized committee of the Board), will be payable monthly in arrears on the final day of each month, beginning August 31, 2021. The Board of Directors had not declared any Series A Preferred Stock dividends beginning October 2022 through March 31, 2025, as such the Company has accumulated approximately $18.5 million of dividends in arrears on the Series A Preferred Stock through December 31, 2024, and an additional $2.8 million of dividends in arrears for the three months ended March 31, 2025, for a total of approximately $21.3 million.

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

Effective October 1, 2024, the dividend payment obligation has been modified to be annual. The amendment resulted in annual dividend payments going forward. As a result of the amendment, the Company would be obligated to make annual dividend payments for the period starting from July 2023 as per the Series B Preferred Consent and Waiver, however, the board of directors has not yet declared any dividends for that period. As such, the Company has accumulated approximately $941 thousand dividends in arrears in relation to the Series B Preferred Stock through December 31, 2024 and an additional $165 thousand for the three months ended March 31, 2025, for a total of approximately $1.1 million. The dividends in arrears are included in the calculation of net loss per share as discussed below.

Standby Equity Purchase Agreement

On August 12, 2024, the Company entered into the SEPA with YA. Pursuant to the terms of the SEPA, the Company agreed to issue and sell to YA, from time to time, and YA agreed to purchase from the Company, up to $25 million of shares of the Company’s common stock (the “SEPA Shares”). The Company paid a commitment fee of approximately $250 thousand to YA and consent fee of $25 thousand to the holder of shares of Series B Preferred Stock, which was paid through the issuance of 65,320 shares of common stock. The commitment and consent fees were recorded within Other expense, net on the Company’s consolidated financial statements for the year ended December 31, 2024. The Company and YA also entered into a registration rights agreement, pursuant to which the Company agreed to prepare and file with the SEC a Registration Statement on Form S-1, registering the resale of the SEPA Shares. On November 12, 2024, the Company filed a registration statement on Form S-1 (File No. 333-282559) with the SEC for the resale by YA of 3,000,000 SEPA Shares, which was declared effective by the SEC on February 5, 2025. As of March 31, 2025, the Company has issued and sold approximately 1.5 million shares of common stock to YA pursuant to the SEPA for aggregate net proceeds to the Company of approximately $2.0 million.

Reservation of Shares

The Company had reserved common shares for future issuance as follows as of March 31, 2025:

Stock options outstanding	2,645
Restricted stock units outstanding	206,880
Warrants outstanding	2,407,134
Shares to be isssued for June SPA Modification	1,000,000
Common stock available for future equity awards or issuance of options	2,711,573
Number of common shares reserved	6,328,232

The Company also notes that as of March 31, 2025, there are 14,888 Series A preferred stock available for future equity awards under the 2021 Plan.

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

The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted per share computations for operations for the three months ended March 31:

(Dollars in thousands, except shares)	2025	2024

Numerator:
Net loss from continuing operations	$(7,354)	$(2,544)
(Less) Net income attributable to non-controlling interest	(202)	(2,710)

Net loss attributable to Soluna Holdings, Inc.	$(7,556)	$(5,254)
Less: Preferred dividends or deemed dividends	-	(386)
Less: Cumulative Preferred Dividends in arrears	(2,952)	(1,722)
Balance	$(10,508)	$(7,362)
Denominator:
Basic and Diluted EPS:
Common shares outstanding, beginning of period, including penny warrants	11,327,446	2,592,454
Weighted average common shares issued during the period including penny warrants issued and outstanding as of quarter-end	612,536	215,101
Denominator for basic earnings per common shares —
Weighted average common shares	11,939,983	2,807,555

The Company notes as continuing operations was in a Net loss for the three months ended March 31, 2025 and 2024, as such basic and diluted EPS is the same balance as continuing operations acts as the control amount in which would cause antidilution. Not included in the computation of earnings per share, assuming dilution, for the three months ended March 31, 2025, were options to purchase 2,645 shares of the Company’s common stock, 206,880 nonvested restricted stock units, 2,407,134 outstanding warrants not exercised which excludes penny warrants that can be potentially exercised, and 1,000,000 shares to be issued in connection with the June SPA modification (in which were effectively issued on April 29, 2025). These potentially dilutive items were excluded because the calculation of incremental shares resulted in an anti-dilutive effect.

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

10. Commitments and Contingencies

Commitments:

Leases

The Company determines whether an arrangement is a lease at inception. The Company and its subsidiaries have operating leases for certain manufacturing, laboratory, office facilities and certain equipment. The leases have remaining lease terms of approximately 3 years to less than ten years. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of March 31, 2025 and December 31, 2024, the Company has no assets recorded under finance leases.

Lease expense for these leases is recognized on a straight-line basis over the lease term. For the three months ended March 31, total lease costs are comprised of the following:

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Operating lease cost	$18	$61
Short-term lease cost	—	—
Total net lease cost	$18	$61

Short-term leases are leases having a term of twelve months or less. The Company recognizes short-term leases on a straight-line basis and does not record a related lease asset or liability for such leases. There were no short term leases for the three months ended March 31, 2025 and 2024.

Other information related to leases was as follows:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Weighted Average Remaining Lease Term (in years):
Operating leases	5.53	4.54

Weighted Average Discount Rate:
Operating leases	7.68%	8.10%

Supplemental cash flows information related to leases for the three months ended March 31 was as follows:

(Dollars in thousands)
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$21	$61

Maturities of noncancellable operating lease liabilities are as follows for the quarter ending March 31:

(Dollars in thousands)
2025
2025 (remainder of year)	$62
2026	82
2027	82
2028	29
2029	29
Thereafter	88
Total lease payments	372
Less: imputed interest	(74)
Total lease obligations	298
Less: current obligations	62
Long-term lease obligations	$236

As of March 31, 2025, there were no additional operating lease commitments that had not yet commenced. On April 3, 2025, Soluna KK Energy ServiceCo., LLC, a subsidiary of the Company, entered into a lease agreement for 50 acres of property located in Willacy County, Texas for the purpose of constructing, installing, operating, and maintaining modular data centers and related facilities for a leased term of twenty-two years.

Project Dorothy 2 and Project Kati Commitments:

As of March 31, 2025, the Company was contractually committed for approximately $10.4 million of capital expenditures, primarily related to infrastructure builds, equipment procurement, and labor associated with the Company’s Project Dorothy 2 and Project Kati datacenters. These capital expenditures are expected to occur over the current year.

Contingencies:

Spring Lane Capital Contingency

The Company has a potential contingency associated with an agreement with Spring Lane of up to $250 thousand which would be reduced by a proportion of funding received from Spring Lane up to the $45.0 million aggregate contribution cap. The Company considers the probability of a payment for the contingency to be remote.

Bonus Contingency

During the year ended December 31, 2024, the Company’s Board of Directors approved a discretionary bonus program with an aggregate payout of approximately $2.1 million, including associated payroll taxes. The bonus is subject to achievement of specific conditions. As of March 31, 2025, management evaluated the likelihood of meeting the requisite conditions for payout and determined that it is not probable that conditions will be satisfied. Accordingly, no liability has been recorded in the accompanying condensed consolidated financial statements as of March 31, 2025 and December 31, 2024. The Company will continue to monitor the status of the conditions and will recognize a liability in future periods if and when it becomes probable that the bonus will be paid.

Legal

We are subject to legal proceedings, claims and liabilities which arise in the ordinary course of business. When applicable, we accrue for losses associated with legal claims when such losses are probable and can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change. Legal fees are charged to expense as they are incurred.

On December 29, 2022, NYDIG filed a complaint against Soluna MC Borrowings, LLC 2021- 1, a subsidiary of Soluna MC, LLC, a subsidiary of Soluna Digital, a subsidiary of the Company (“Borrower”) and Soluna MC, LLC (“Guarantor”, and together with Borrower, “NYDIG Defendants”) in Marshall Circuit Court of the Commonwealth of Kentucky regarding a series of loans (the “NYDIG Loans”) made by NYDIG to Borrower pursuant to a Master Equipment Finance Agreement (“MEFA”) that were secured by certain assets of Borrower and guaranteed by Guarantor pursuant to a written guaranty agreement executed by Guarantor. On February 23, 2023, NYDIG proceeded to foreclose on all of the collateral securing the MEFA, and repossessed the collateralized assets. Subsequently, NYDIG filed its Motion for Summary Judgment seeking entry of a judgment against the NYDIG Defendants in the approximate amount of $10.3 million, and NYDIG and the NYDIG Defendants consensually resolved the motion in the form of a Stipulation and Agreed Judgment, which the Circuit Court approved on February 23, 2024.

On March 13, 2024, NYDIG served the NYDIG Defendants with a post-judgment discovery seeking information regarding the NYDIG Defendants’ assets and liabilities. The NYDIG Defendants completed responding to NYDIG’s initial document requests on May 13, 2024. On September 24, 2024, NYDIG sent a letter seeking supplemental discovery from the NYDIG Defendants, and the NYDIG Defendants completed responding to NYDIG’s additional/supplemental document requests by November 20, 2024. A deposition of a representative of the NYDIG Defendants occurred on January 23, 2025. On April 2, 2025, NYDIG sent another letter seeking supplemental discovery from the NYDIG Defendants or alternatively to commence discovery discussions. The NYDIG Defendants sent a response on April 10, 2025 requesting contact information for potential settlement discussions and proposing a rolling discovery schedule; as of May 15, 2025 there has not  been a response on the proposed discovery schedule.

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

As of March 31, 2025, the Company still has an outstanding principal of approximately $9.2 million and outstanding interest and penalty balance of approximately $2.6 million. This settlement did not result in the admission of any liability on the part of SHI, whose declaratory judgment remains the subject of litigation.

11. Related Party Transactions

MeOH Power, Inc.

On December 18, 2013, MeOH Power, Inc. and the Company executed a Senior Demand Promissory Note (the Note) in the amount of $380 thousand to secure the intercompany amounts due to the Company from MeOH Power, Inc. upon the deconsolidation of MeOH Power, Inc. Interest accrues on the Note at the Prime Rate in effect on the first business day of the month, as published in the Wall Street Journal. At the Company’s option, all or part of the principal and interest due on this Note may be converted to shares of common stock of MeOH Power, Inc. at a rate of $0.07 per share. Interest began accruing on January 1, 2014. The Company recorded a full allowance against the Note. As of March 31, 2025 and December 31, 2024, $389 thousand and $385 thousand, respectively, of principal and interest are available to convert into shares of common stock of MeOH Power, Inc. Any adjustments to the allowance are recorded as miscellaneous expense during the period incurred.

Employee Receivables

Certain employees have a receivable due to the Company based on their stock-based awards, in which $108 and $178 was outstanding as of March 31, 2025 and December 31, 2024, respectively. The balance is currently presented as $9 thousand and $82 thousand, respectively within Prepaid expenses and other current assets as of March 31, 2025 and December 31, 2024, and $99 thousand and $96 thousand, respectively within Other assets on the condensed consolidated financial statements.

HEL Transactions

As discussed in the Company’s 2023 Annual Report and all agreements included as exhibits and defined within the 2023 Annual Report, on October 29, 2021, the Company completed the Soluna Callisto acquisition pursuant to the merger agreement (the “Merger Agreement”). The purpose of the transaction was for SCI to acquire substantially all of the assets (other than those assets physically located in Morocco) formerly held by Harmattan Energy, Ltd. (“HEL”), which assets consisted of SCI’s existing pipeline of certain cryptocurrency mining projects that HEL previously transferred to SCI, which was formed expressly for this purpose, and to provide SCI with the opportunity to directly employ or retain the services of four individuals whose services it had retained through HEL prior to the merger. As a result of the merger, each share of common stock of Soluna Callisto issued and outstanding immediately prior to the effective time of the merger, other than shares owned by the Company or any of our subsidiaries, was cancelled and converted into the right to receive a proportionate share of the Merger Consideration.

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

Due to conditions being met within the Merger Agreement in relation to energization and retention of employees, the Company has advised SCI US Holdings LLC, a Delaware limited liability company, who is the sole Effective Time Holder (as defined in the Merger Agreement) of the right to receive the Merger Shares of the Company and that 19,800 Merger Shares were issued on May 26, 2023 and 39,600 Merger Shares were issued on October 10, 2023. SCI US Holdings LLC has consented to the issuance of such Merger Shares as required under the Merger Agreement and has directed the Company to issue such Merger Shares to its affiliate, HEL. Following the issuance of the 59,400 Merger Shares, a total of 59,400 Merger Shares remains available for possible issuance through October 29, 2026 pursuant to the terms of the Merger Agreement.

Several of HEL’s equity holders are affiliated with Brookstone Partners, the investment firm that previously held an equity interest in the Company through Brookstone Partners Acquisition XXIV, LLC. The Company’s two Brookstone-affiliated directors also serve as directors and, in one case, as an officer, of HEL and also have ownership interest in HEL. In light of these relationships, the various transactions by and between the Company and SCI, on the one hand, and HEL, on the other hand, were negotiated on behalf of the Company and SCI via an independent investment committee of the Board and separate legal representation. The transactions were subsequently unanimously approved by both the independent investment committee and the full Board.

Four of the Company’s directors have various affiliations with HEL.

Michael Toporek, the former Chief Executive Officer, and current Executive Chairman of the Board, owns (i) 90% of the equity of Soluna Technologies Investment I, LLC, which owns 57.9% of HEL and (ii) 100% of the equity of MJT Park Investors, Inc., which owns 3.1% of HEL, in each case, on a fully diluted basis. Mr. Toporek does not own directly, or indirectly, any equity interest in Tera Joule, LLC, which owns 9.2% of HEL; however, as a result of his 100% ownership of Brookstone IAC, Inc., which is the manager of Tera Joule, LLC, he has dispositive power over the equity interests that Tera Joule owns in HEL.

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

The Company owned approximately 1.79% of HEL, calculated on a converted fully diluted basis, as of March 31, 2025 and December 31, 2024. The Company’s equity investment of HEL was fully impaired in fiscal year 2023, as such the equity investment is valued at $0 for both March 31, 2025 and December 31, 2024. The Company may enter into additional transactions with HEL in the future.

12. Stock Based Compensation

2023 Plan

The Company’s 2023 Stock Incentive Plan was adopted by the Board on February 10, 2023 and approved by the stockholders on March 10, 2023. The 2023 Plan sets the number of shares of our Common Stock reserved for issuance thereunder, on a quarterly basis, to 9.75% of the shares of our Common Stock outstanding on the measurement date. Subject to certain adjustments as provided in the 2023 Plan, the maximum aggregate number of shares of our Common Stock that may be issued under the 2023 Plan (excluding the number of shares of our Common Stock subject to Specified Awards (as defined below)) (i) pursuant to the exercise of stock options, (ii) as unrestricted or restricted Common Stock, and (iii) in settlement of RSUs shall be limited to, beginning with the first quarter of our fiscal year ending December 31, 2023 (or January 1, 2023), 9.75% of the number of shares of our Common Stock outstanding as of the first trading day of each quarter . Subject to certain adjustments as provided in the 2023 Plan, (i) shares of our Common Stock subject to the 2023 Plan shall include shares of our Common Stock which revert back to the 2023 Plan in a prior quarter pursuant to the paragraph below, and (ii) the number of shares of our Common Stock that may be issued under the 2023 Plan may never be less than the number of shares of our Common Stock that are then outstanding under (or available to settle existing) 2023 Plan Award grants.

On June 29, 2023, at the Annual Shareholder Meeting, the Amended and Restated 2023 Stock Incentive Plan was approved. The Amended and Restated 2023 Plan will, among other things, increase the number of shares of our Common Stock reserved for issuance thereunder, on a quarterly basis, to 23.75% of the shares of our Common Stock outstanding on the measurement date. Subject to certain adjustments as provided herein, the maximum aggregate number of shares of common stock that may be issued hereunder (excluding the number of shares of common stock subject to Specified Awards (as hereinafter defined)) (i) pursuant to the exercise of Options, (ii) as unrestricted shares of common stock or Restricted Stock, and (iii) in settlement of RSUs shall be limited to, beginning with the third quarter of our fiscal year ending December 31, 2023 (or July 1, 2023), 23.75% of the number of shares of common stock outstanding as of the first trading day of each quarter. Subject to certain adjustments as provided herein, (A) shares of common stock subject to this Plan shall include shares of common stock which reverted back to this Plan in a prior quarter, and (B) the number of shares of common stock that may be issued under this Plan may never be less than the number of shares of common stock that are then outstanding under (or available to settle existing) Awards. For purposes of determining the number of shares of common stock available under this Plan, shares of common stock withheld by the Company to satisfy applicable tax withholding or exercise price obligations pursuant to Section 10(e) of this Plan shall be deemed issued under this Plan. In the event that, prior to the date this Plan shall terminate, any Award granted under this Plan expires unexercised or unvested or is terminated, surrendered or cancelled without the delivery of shares of common stock, or any shares of Restricted Stock are forfeited back to the Company, then the shares of common stock subject to such Award may be made available for subsequent Awards under the terms of this Plan. As used in this Plan, “Specified Awards” shall mean (i) Awards to Eligible Persons who are not employed or engaged by the Company or any of its subsidiaries as of the last day of any fiscal quarter of the Company, commencing with the fiscal quarter ending March 31, 2023 and (ii) Awards that have a grant date at least three (3) years prior to the last day of any fiscal quarter of the Company, commencing with the fiscal quarter ending March 31, 2023.

2021 Plan

The Company’s 2021 Stock Incentive Plan was adopted by the Board on February 12, 2021 and approved by the stockholders on March 25, 2021. The 2021 Plan was amended and restated effective as of October 29, 2021, and May 27, 2022, respectively. The 2021 Plan authorizes the Company to issue shares of common stock upon the exercise of stock options, the grant of restricted stock awards, and the conversion of restricted stock units (collectively, the “Awards”). The Compensation Committee has full authority, subject to the terms of the 2021 Plan, to interpret the 2021 Plan and establish rules and regulations for the proper administration of the 2021 Plan. Subject to certain adjustments as provided in the 2021 Plan, the maximum aggregate number of shares of the Company’s common stock that may be issued under the 2021 Plan (i) pursuant to the exercise of options, (ii) as shares or restricted stock and (iii) in settlement of RSUs shall be limited to (A) during the Company’s fiscal year ending December 31, 2021 (the “2021 Fiscal Year”), 1,460,191 Shares, (B) for the period from January 1, 2022 to June 30, 2022, fifteen percent (15%) of the number of Shares outstanding on January 3, 2022, which was the first trading day of 2022, and (C) beginning with the third quarter of the Company’s fiscal year ending December 31, 2022 (the “2022 Fiscal Year”), fifteen percent (15%) of the number of Shares outstanding as of the first trading day of each quarter, net of any Shares awarded in the previous quarter(s). Subject to certain adjustments as provided in the 2021 Plan, (i) shares subject to the 2021 Plan shall include shares reverted back to the Company pursuant the 2021 Plan in a prior year or quarter, as applicable, as provided herein and (ii) the number of shares that may be issued under the 2021 Plan may never be less than the number of shares that are then outstanding under (or available to settle existing) Awards. For purposes of determining the number of shares available under the 2021 Plan, shares withheld by the Company to satisfy applicable tax withholding or exercise price obligations pursuant to the 2021 Plan shall be deemed issued under this Plan. In the event that, prior to the date on which the 2021 Plan shall terminate, any Award granted under the 2021 Plan expires unexercised or unvested or is terminated, surrendered, or cancelled without the delivery of shares of common stock, or any Awards are forfeited back to the Company, then the shares of common stock subject to such Award may be made available for subsequent Awards under the terms of the 2021 Plan.

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

The Board approved amendments to both the 2021 and 2023 Plans on April 15, 2024. The amendments were subsequently approved by the stockholders at the 2024 Annual Meeting on May 30, 2024. Under the 2021 and 2023 Plans, the number of shares of common stock available for awards is limited to, 18.75% for the 2021 Plan and 23.75% for the 2023 Plan of the number of shares of common stock outstanding as of the first trading day of each quarter. The amendments to each Plan would change the calculation of this limitation to reflect the applicable percentage to 18.75% and 23.75% respectively, after giving effect to the increase in the number of shares subject to Awards after giving effect to the amount to the increase as of the date of the calculation.

The Board approved an additional amendment to the 2021 Plan on October 16, 2024. The amendment was subsequently approved by the stockholders at the Special Meeting on November 15, 2024. Under the 2021 Plan, the number of shares of common stock available for awards is limited to 18.75% of the number of Common Shares outstanding as of the first trading day of each quarter. The amendment to the 2021 Plan would change this limitation to 22.75% from the first quarter of our fiscal year ending December 31, 2025 through the second quarter of our fiscal year ending December 31, 2027 and, effective at the end of the second quarter of our fiscal year ending December 31, 2027 the percentage will revert to 18.75% of the number of shares of common stock outstanding as of the first trading day of each quarter.

There were no awards granted during the three months ended March 31, 2025 and March 31, 2024.

13. Effect of Recent Accounting Updates

Accounting Updates Effective for fiscal year 2025

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

Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendment is required to be disclosed on an annual basis, in which the Company will include on its annual report for the year ended December 31, 2025.

Stock Compensation

In March 2024, the FASB issued ASU 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards (“ASU 2024-01”), to clarify the scope application of profits interest and similar awards by adding illustrative guidance in ASC 718, Compensation—Stock Compensation (“ASC 718”). ASU 2024-01 clarifies how to determine whether profits interest and similar awards should be accounted for as a share-based payment arrangement (ASC 718) or as a cash bonus or profit-sharing arrangement (ASC 710, Compensation—General, or other guidance) and applies to all reporting entities that account for profits interest awards as compensation to employees or non-employees. In addition to adding the illustrative guidance, ASU 2024-01 modified the language in paragraph 718-10-15-3 to improve its clarity and operability without changing the guidance. ASU 2024-01 is effective for fiscal years beginning after December 15, 2024, and interim periods within those annual periods. Early adoption is permitted. The amendments should be applied either retrospectively to all prior periods presented in the financial statements, or prospectively to profits interests and similar awards granted or modified on or after the adoption date. The Company notes that this ASU did not have an impact on the condensed financial statements for the three months ended March 31, 2025. If any new awards are issued in the future, the Company will evaluate the scope application of this ASU.

Accounting Updates Not Yet Effective

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

14. Variable Interest Entities and Voting Interest Entities

On January 26, 2022, DVSL was created in order to construct, own, operate and maintain data centers in order to support the mining of cryptocurrency assets, batch processing and other non-crypto related activities (collectively, the “Project”). On May 3, 2022, SCI entered into a Bilateral Master Contribution Agreement (the “Bilateral Contribution Agreement”) with Spring Lane Capital, pursuant to which Spring Lane agreed, pursuant to the terms and conditions of such agreement, to make one or more capital contributions to, and in exchange for equity in, SCI or one of its subsidiaries up to an aggregate amount of $45 million, as amended in the third quarter of fiscal year 2024 to fund certain projects to develop green data centers co-located with renewable energy assets (the “Spring Lane Commitment”).

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

The carrying amount of the assets and liabilities was as follows for DVSL:

(Dollars in thousands)	March 31, 2025	December 31, 2024

Current assets:
Cash and restricted cash	$2,515	$2,598
Accounts receivable, net	883	481
Other receivable, related party	1,079	1,090
Prepaids and other current assets	69	34
Total current assets	4,546	4,203

Other assets- long term, related party	2,452	2,452
Operating lease right-of-use assets	42	42
Property, plant, and equipment	12,730	12,744
Total assets	$19,770	$19,441

Current liabilities:
Due to intercompany	$15	$51
Accrued expense	1,788	1,608
Customer deposits-current	899	296
Operating lease liability	4	4
Total current liabilities	2,706	1,959
Operating lease liability	38	39
Other liabilities, related party	291	275
Total liabilities	$3,035	$2,273

Effective January 1, 2023, the Company’s ownership in DVSL was reduced from 67.8% to 14.6%; see above for details.

On May 9, 2023, the Company’s indirect subsidiary DVCC completed a strategic partnership and financing with a special purpose vehicle, Navitas West Texas Investments SPV, LLC, (“Navitas”) organized by Navitas Global, to complete the second phase of the Dorothy Project (“Dorothy 1B”). Under a Contribution Agreement among the parties, the Company owned a substantially complete 25MW data center under construction, in which the Company had contributed capital expenditures for the data center. Soluna and Navitas amended and restated the Initial LLCA (the “Existing LLCA”) to reflect Navitas’ contribution of $4.5 million and its receipt of 4,500 Membership Interests, constituting 26.5% of the outstanding Membership Interests of DVCC. On June 2, 2023, Soluna and Navitas amended and restated the Existing LLCA to (a) reflect (i) Navitas’s additional capital contribution of approximately $7.6 million and receipt of an additional 7,597 Membership Interests, for a total of 12,097 Membership Interests and 49% ownership of DVCC, and (ii) Soluna’s additional capital contribution of $1.34 million and receipt of an additional 1,340 Membership Interests, for a total of 12,590 Membership Interests and 51% ownership of DVCC, and (b) describe the respective rights and obligations of the Members and the management of DVCC. As of March 31, 2025, Navitas owns 49% and Soluna owns 51% of DVCC.

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

Accordingly, the accounts of DVCC are consolidated in the accompanying financial statements.

The carrying amount of the VIE’s assets and liabilities was as follows for DVCC:

(Dollars in thousands)	March 31, 2025	December 31, 2024

Current assets:
Cash and restricted cash	$1,465	$2,057
Accounts receivable	12	37
Prepaids and other current assets	83	49
Other receivable, related party	1,978	1,692
Total current assets	3,538	3,835

Other assets- long term, related party	2,452	2,452
Operating lease right-of-use assets	42	42
Property, plant, and equipment, net	16,697	17,774
Total assets	$22,729	$24,103

Current liabilities:
Due to intercompany	$1,489	$1,475
Accrued expense	894	1,392
Operating lease liability	4	4
Current portion of debt	-	137
Total current liabilities	2,387	3,008

Operating lease liability	38	39
Total liabilities	$2,425	$3,047

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

Project Dorothy 2 is financed by Soluna2 SLC Fund II Project Holdco LLC, an investment vehicle of Spring Lane Capital (“SLC”) with a capital contribution of up to $29.98 million, and the Developer, as the parent company of ComputeCo, with an initial capital contribution of up to $4.6 million. As of the Effective Date, the Company and the Developer became co-owners of ComputeCo. In exchange for contributions to ComputeCo, the Company and SLC were initially issued 42% and 58% of the Class B Membership Interests in ComputeCo, respectively, and were admitted as Class B members of ComputeCo. Further, ComputeCo issued 100% of its Class A Membership Interests to SDI. In relation to distributions, once ERCOT Achievement Date has been met ( date on which SLC and the Company have mutually agreed upon the parameters for power trading or demand response program in the ERCOT market) until the Target Return Date (last day of quarter in which the Class B members achieve an 18% internal rate of return, the Class A members will obtain 7.5% of the distributable cash with the remaining 92.5% being distributed to the Class B members on a pro-rata basis. After the Target Return Date is met, 50% of distributable cash will be allocated to the Class A members and 50% allocated to the Class B members in accordance with their membership interests.

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

As of March 31, 2025 SLC owns 88% and SDI owns 12% of ComputeCo. Subsequent to March 31, 2025, the Company transferred its Class B Membership to SLC, resulting in 0% Class B Membership Interests held by the Company as of April 4, 2025. SDI still retains 100% Class A Membership Interests in ComputeCo.

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

The carrying amount of the assets and liabilities was as follows for ComputeCo:

(Dollars in thousands)	March 31, 2025	December 31, 2024

Current assets:
Cash and restricted cash	$394	$402
Accounts receivable, intercompany	2,868	2,868
Prepaids and other current assets	55	41
Other receivable, related party	3,344	3,370
Total current assets	6,661	6,681

Other assets- long term, related party	17,070	13,223
Operating lease right-of-use assets	80	82
Deposits on equipment	716	716
Total assets	$24,527	$20,702

Current liabilities:
Accounts payable, trade	$21	$-
Accounts payable, related party	3,463	3,598
Accrued expense	3	-
Due to intercompany	9	9
Operating lease liability	7	7
Total current liabilities	3,503	3,614

Operating lease liability	72	74
Total liabilities	$3,575	$3,668

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

The Cryptocurrency Mining segment generates revenue from the cryptocurrency the Company earns through its Bitcoin mining activities, which is currently generated from Project Dorothy, and previously from Project Sophie and Marie. The Data Center Hosting segment generated revenue from hosting services provided to third-party Bitcoin mining customers at the Company’s data centers, which were previously at Project Marie and are currently from Project Sophie and Project Dorothy. The High-Performance Computing Services segment may generate revenue from either the sale or lease of HPC assets (such as Project Ada which leased GPUs), or from HPC/AI data centers to be leased to third-party HPC/AI customers. This segment began generating revenue in December 2024, as Project Ada worked to build its customer base. With the termination of the HPE Agreement, revenue was minimal for the three months ended March 31, 2025 and a majority of the costs associated with the termination of approximately $28.6 million were included in the December 31, 2024 financial statements.

The Company includes demand response revenue as a reconciling item of revenue and is not included within the three reportable segments. The Company utilizes its data centers to deliver demand response services to grid operators or utilities. Under these arrangements with a grid operator, the Company agrees to be available to ramp down a registered data center’s power consumption to a specific target level. In exchange, the grid pays the company a fee for this dispatch right, provided the Company can perform within certain parameters. The Company can be providing any type of service at the data centers whether it be Cryptocurrency Mining, Data Center Hosting, or AI to generate demand response service revenue.

The following table details revenue, cost of revenues, and other operating costs for the Company’s reportable segments for three months ended March 31, 2025 and 2024, and reconciles to net income (loss) on the condensed consolidated statements of operations:

For the three months ended March 31, 2025

	Cryptocurrency Mining	Data Center Hosting	High-Performance Computing Services	Total
Segment Revenue: Revenue from external customers	$2,999	$2,402	$28	$5,429
Reconciliation of revenue
Demand response revenue (a)				507
Total consolidated revenue				5,936
Less: Segment cost of revenue
Utility costs	1,412	389	-	1,801
Wages, benefits, and employee related costs	219	470	7	696
Facilities and Equipment costs	207	365	-	572
Cost of revenue- depreciation	1,074	401	-	1,475
Other cost of revenue*	140	144	-	284
Total segment cost of revenue	3,052	1,769	7	4,828
General and administrative expenses	14	90	159	263
Segment operating income (loss)	$(67)	$543	$(138)	$338

For the three months ended March 31, 2024

	Cryptocurrency Mining	Data Center Hosting	High-Performance Computing Services	Total
Segment Revenue: Revenue from external customers	$6,396	$5,278	$-	$11,674
Reconciliation of revenue
Demand response revenue (a)			-	875
				12,549
Less: Segment cost of revenue
Utility costs	1,377	1,357	-	2,734
Wages, benefits, and employee related costs	191	460	-	651
Facilities and Equipment costs	175	299	-	474
Cost of revenue- depreciation	1,087	436	-	1,523
Other cost of revenue*	178	217	-	395
Total segment cost of revenue	3,008	2,769	-	5,777
General and administrative expenses	29	35	-	64
Impairment on fixed assets	130	-	-	130
Segment operating income	$3,229	$2,474	$-	$5,703

(a)	Demand response service revenue is included as a reconciling item of total revenue and not included as part of segment gross profit or loss.

*	Other cost of revenue includes insurance, outside service costs and margins, and general costs.

The following table presents the reconciliation of segment operating income (loss) to net income (loss) before taxes:

	For the three months ended March 31,
	2025	2024
Segment operating income	$338	$5,703

Reconciling Items:
Elimination of intercompany costs	65	162
Other revenue (a)	507	875
General and administrative, exclusive of depreciation and amortization (b)	(5,683)	(3,930)
General and administrative, depreciation and amortization	(2,404)	(2,403)
Interest expense	(838)	(424)
Gain (loss) on debt extinguishment and revaluation, net	551	(3,097)
Loss on sale of fixed assets	-	(1)
Other (expense) income, net	(315)	23
Net loss before taxes	$(7,779)	$(3,092)

(a)	Demand response service revenue is included as a reconciling item of total revenue and not included as part of segment gross profit or loss

(b)	The reconciling general and administrative expense, exclusive of depreciation and amortization represent corporate and unallocated general and administrative expenses for the year.

Concentrations

During the three months ended March 31, 2025 and March 31, 2024, aside from the Bitcoin Mining revenue generated as a result of the Company’s participation in a mining pool and the Company’s participation in the demand response program, three customers contributed more than 10% of the Company’s total consolidated revenue constituting approximately 33% for the three months ended March 31, 2025 and one customer contributed more than 10% of the Company’s total consolidated revenue constituting approximately 22% of the Company’s total consolidated revenue for the three months ended March 31, 2024.

For the three months ended March 31, 2025 and 2024, all of the Company’s cryptocurrency mining revenue was generated from Project Dorothy 1B (data center located in Silverton, Texas).

For the three months ended March 31, 2025 and March 31, 2024, approximately 57% and 67% of the Company’s data center hosting revenue was generated from Project Dorothy 1A and 43% and 33% from Project Sophie, respectively.

16. Subsequent Events

At the Market Offering

On April 29, 2025, the Company entered into an At the Market Offering Agreement (the “Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), as sales agent, pursuant to which the Company may offer and sell, from time to time, through Wainwright, up to $3.75 million of shares of common stock. The Company will pay Wainwright a commission of 3.0% of the aggregate gross proceeds from each sale of shares and has agreed to provide Wainwright with customary indemnification and contribution rights.

Notice of Failure to Satisfy a Continued Listing Rule or Standard- Nasdaq Minimum Bid Price Rule

On May 8, 2025, the Company received written notice (the “Notice”) from The Nasdaq Stock Market LLC (“Nasdaq”) that the closing bid price for the Company’s common stock had been below $1.00 per share for the previous 30 consecutive business days, and that the Company is therefore not in compliance with the minimum bid price requirement for continued listing on the Nasdaq Capital Market as set forth in Nasdaq Listing Rule 5550(a)(2).

The Notice has no immediate effect on the listing or trading of the Company’s common stock on the Nasdaq Capital Market.

In accordance with the Nasdaq Listing Rule 5810(c)(3)(A), the Company has a period of 180 calendar days, or until November 4, 2025, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this 180-day period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context requires otherwise in these condensed consolidated financial statements, the terms “SHI,” “Soluna,” the “Company,” “we,” “us,” and “our” refer to Soluna Holdings, Inc. together with its consolidated subsidiaries, “SDI” refers to Soluna Digital, Inc. “SCI” refers to Soluna Computing, Inc., formerly known as EcoChain, Inc., “Soluna Cloud” or “Cloud” refer to Soluna Cloud, Inc., and “SEI” refers to Soluna Energy, Inc. Other trademarks, trade names, and service marks used in this Quarterly Report on Form 10-Q are the property of their respective owners.

The following discussion of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and the related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2024 contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2025.

In addition to historical information, the following discussion contains forward-looking statements, which involve risk and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements. Important factors that could cause actual results to differ include those set forth in Part I Item 1A-Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and elsewhere in this Quarterly Report on Form 10-Q. Readers should not place undue reliance on our forward-looking statements. These forward-looking statements speak only as of the date on which the statements were made and are not guarantees of future performance. Except as may be required by applicable law, we do not undertake or intend to update any forward-looking statements after the date of this Quarterly Report on Form 10-Q. Please see “Statement Concerning Forward-Looking Statements” below.

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

We build, own or co-own, and operate data centers co-located with wind, solar, and hydroelectric plants. Our modular and scalable design supports high-throughput, batchable applications such as Bitcoin, and soon, HPC/AI workloads. These facilities are managed by MaestroOS™, our proprietary operating system (“MaestroOS”), which continuously analyzes signals like local power pricing, weather, grid demand, and market conditions to optimize performance and economics.

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

Revenue Sources

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

The profitability of this business is affected by several variables, including the market price of Bitcoin, global network hash rate, mining difficulty, electricity and infrastructure costs, and mining pool fees. In addition, Bitcoin undergoes a periodic “halving” event approximately every four years, reducing the Block Reward and potentially impacting future revenue. For the three months ended March 31, 2025, our Bitcoin Mining Business represented approximately 51% of total revenue.

Bitcoin Hosting Business

We provide colocation and hosting services for third-party Bitcoin mining customers at our data centers. Customers contract space based on their power requirements. Our current customer base includes several large-scale (“Hyperscale”) Bitcoin miners. Contracts typically range from 12 to 24 months in duration.

We offer two primary commercial structures:

1.	Fixed-Fee Model – Customers pay a fixed fee based on the volume of energy consumed.
2.	Profit-Share Model – Customers pay a share of the profits from their mining activity, with power costs passed through.

For the three months ended March 31, 2025, our Bitcoin Hosting Business accounted for approximately 40% of total revenue. Revenue in this business was concentrated among a small number of customers. For the three months ended March 31, 2025, three customers made up approximately 83% of hosting revenue and 33% of total revenue.

High Performance Computing (HPC) Business

In June 2024, we began providing GPU-as-a-Service in partnership with Hewlett Packard Enterprise Company (“HPE”), offering GPU resources to startups, enterprises, and GPU marketplaces for a fee. As further described below in “Recent Developments”, we terminated our agreement with HPE.

We are currently developing new infrastructure projects intended to support AI and HPC workloads. These efforts include engagement with potential joint venture partners, conducting site and feasibility studies, securing access to power and land, and performing other early-stage development activities.

Our first planned AI/HPC colocation project is Project Kati, which is in advanced development. Additional projects, including the announced Project Rosa, are also in progress. For the fiscal year 2024 and the three months ended March 31, 2025, we generated minimal revenue from our HPC Business.

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

For the three months ended March 31, 2025, our Demand Response Business represented approximately 9% of total revenue.

Operations and Project Pipeline

As of March 31, 2025, we operate approximately 75 MW of capacity across two active sites located in Murray, Kentucky and Silverton, Texas. An additional 48 MW is under construction at our D2 project site, and as of March 31, 2025, we had over 623 MW of facilities in advanced development or near shovel-ready status. In total, our project pipeline includes over 2.6 gigawatts (GW) of renewable energy-powered data center developments.

A summary of our pipeline, current and anticipated operating locations are as follows (as of March 31, 2025):

Project Name	Location	MW	Status	Line of Business	Power Source

Sophie	Murray, KY	25	Operating	Bitcoin Hosting	Grid / Hydro

Dorothy 1A	Silverton, TX	25	Operating	Bitcoin Hosting	Wind

Dorothy 1B	Silverton, TX	25	Operating	Bitcoin Mining	Wind

Dorothy 2	Silverton, TX	48	In Construction	Bitcoin Hosting	Wind

Grace	Silverton, TX	2	Development	HPC	Wind

Kati	Willacy County, TX	166	Development	Bitcoin Hosting / AI or HPC	Wind

Rosa	Snyder, TX	187	Development	Bitcoin Hosting / AI or HPC	Wind

Hedy	Cameron County, TX	120	Development	Bitcoin Hosting / AI or HPC	Wind

Ellen	Cameron County, TX	100	Development	Bitcoin Hosting / AI or HPC	Wind

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

Project Dorothy 1A

D1A is focused on Bitcoin Hosting for some of the industry’s hyperscale miners. There are approximately 7,800 Bitcoin miners installed at D1A, which as of March 31, 2025, resulted in a hashrate of approximately 900 TH/s. For the year ended December 31, 2024, D1A consumed over 45,700 MWh of Curtailed Energy and for the three months ended March 31, 2025, D1A consumed over 11,900 MWh of Curtailed Energy.

D1A was constructed in partnership with SLC, a leading venture capital firm focused on sustainability solutions. SLC owns approximately 85% of the Class B Membership Units of D1A, while we own 15% of the Class B Membership Units of D1A and own 100% of the Class A Membership Units of D1A. After SLC achieves an 18% Internal Rate of Return hurdle, Soluna retains 50% of the profits on D1A.

Project Dorothy 1B

D1B is focused on proprietary Bitcoin Mining. There are approximately 7,700 Bitmain Antminer S19s, S19j Pro and S19j Pro+ machines installed, resulting in an installed hashrate of 817 PH/s. For the year ended December 31, 2024, D1B consumed over 44,500 MWh of Curtailed Energy and for the three months ended March 31, 2025, D1B consumed over 13,000 MWh of Curtailed Energy. D1B is co-owned by Navitas, which owns approximately 49% of D1B, while we own the remaining 51%.

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

Sophie is focused on Bitcoin Hosting of multiple large customers. The data center generates revenue via a combination of fixed services fees and profit share, while energy cost is passed through. As of March 31, 2025, there are approximately 8,600 Bitcoin miners installed or contracted to be installed, resulting in an installed hashrate of approximately 1.07 EH/s and achieved a PUE of 1.03.

Project Kati

We are developing Project Kati in Willacy County, Texas, which is expected to be developed into 166 MW of data centers for HPC, Bitcoin Hosting and other computing-intensive applications. It is co-located with a 272.6MW wind farm in Texas. We have completed the necessary studies for the ERCOT planning phase, which is the last formal step to secure approvals by regulatory agencies or grid operators, such as ERCOT in Texas, to proceed with project construction and commissioning. We have also completed the necessary amendments to the interconnection agreements with American Electric Power, the transmission service provider. We have also secured land, contingent on reaching final agreement with local government and schools regarding taxation, for the project and have started capital formation activities.

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

We continue to grow our pipeline by increasing the number of curtailment assessments completed with power generation partners. These assessments serve as a precursor to securing exclusive Power Purchase Agreements (“PPAs”), acquiring or leasing land, and executing other pre-construction development activities necessary to advance projects to shovel-ready status.

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

Recent Developments

ATM Agreement

On April 29, 2025, the Company entered into an At the Market Offering Agreement (the “Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), as sales agent, pursuant to which the Company may offer and sell, from time to time, through Wainwright, up to $3.75 million of shares of common stock. The Company will pay Wainwright a commission of 3.0% of the aggregate gross proceeds from each sale of shares and has agreed to provide Wainwright with customary indemnification and contribution rights.

The shares of common stock sold under the Agreement will be offered and sold pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-286638) filed by the Company with the U.S. Securities and Exchange Commission (the “SEC”) on April 18, 2024, and declared effective by the SEC on April 29, 2025.

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

In light of these developments, on March 24, 2025, CloudCo sent notice of its termination of the HPE Agreement for convenience. Subsequently, on March 26, 2025, HPE sent notice of its termination of the HPE Agreement for cause, effective immediately, due to CloudCo’s material breach of its payment obligations that remained uncured for more than thirty (30) days. In accordance with the terms of the HPE Agreement, upon a termination for cause by HPE, CloudCo must pay HPE the remaining payment stream under the term of the HPE Agreement of approximately $19.3 million as of March 31, 2025, including all upfront payments and monthly charges, plus any fees incurred for the terminated Services (as defined in the HPE Agreement).

June SPA Modification

On June 20, 2024, pursuant to the terms and subject to the conditions of a Note Purchase Agreement (the “June SPA”) by and among (i) CloudCo, (ii) Soluna Cloud, (iii) the Company and (iv) the accredited investor named therein (the “Investor” and collectively, the “Note Parties), CloudCo issued to the Investor a secured promissory note in a principal amount equal to $12.5 million (the “Note”).

On March 23, 2025, the Note Parties entered into a Modification Agreement (the “Modification Agreement”) to, among other things, (i) provide for the deposit of 1,000,000 shares (the “Escrow Shares”) of our common stock into an escrow account maintained by Northland Securities, Inc., pursuant to an escrow agreement (as further described below), (ii) provide for the issuance to the Investor of a warrant to purchase shares of our common stock upon the release by the Investor of its lien on our property, (iii) amend the payment schedule of the Note to provide (a) for each of the six scheduled payments occurring after the earlier of the effectiveness of a registration statement for the resale of the Registrable Securities (as defined below) or the date that the Registrable Securities may be sold pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), without any information requirements, the amount of principal and interest payable on such date shall be reduced by 50% (the aggregate amount of the six months of such reductions, the “Specified Amount”) and (b) if the aggregate amount of payments on the Note applied from the proceeds of the sale of the Escrow Shares on or prior to the last six scheduled payments is less than the Specified Amount (such difference, the “Make Whole Amount”), than the amount of each of the remaining scheduled payments shall be increased by an amount equal to the Make Whole Amount divided by the number of remaining scheduled payments, (iv) modify the Note such that the Note is now convertible into up to 2,500,000 shares (the “Conversion Shares”) of our common stock based on a conversion price of $5.00, (v) amend the Note to provide that we will be a direct co-obligor with CloudCo under the Note, and (vi) amend the SPA to allow us to organize or incorporate any subsidiary, over which we shall have voting or beneficial control, which is being formed with the intent to engage in a business or line of business substantially similar to that of Soluna Cloud or the Company, without first paying all of the principal and interest due under the Note and without first obtaining Investor’s prior written consent.

The net proceeds from dispositions of the Escrow Shares (i) at a price of up to $4.00 per share shall be applied to reduce the outstanding principal balance of the Note and (ii) at a price greater than $4.00 per share shall be applied first to reduce the outstanding principal balance of the Note in an amount equal to $4.00 per share of our common stock and then to the Investor. The outstanding share numbers in this filing do not give effect to the 1,000,000 Escrow Shares to be deposited by the Company in escrow.

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

Subsequently, we and the Investor mutually agreed that the 1,000,000 Escrow Shares would instead be issued directly to the Investor, and, on April 29, 2025, we issued 1,000,000 shares of common stock to the Investor.

Galaxy Note

On March 12, 2025, Soluna SW LLC (the “SW Borrower”), a Delaware limited liability company and a subsidiary of Soluna SW Holdings LLC (“SW Holdings”), a Delaware limited liability company and a subsidiary of Soluna Digital, Inc. (“SDI”), a Nevada corporation and a subsidiary of the Company, entered into a Loan Agreement (the “Galaxy Loan Agreement”) with SW Holdings and Galaxy Digital LLC (the “Lender”). The Galaxy Loan Agreement comprises a term loan facility in the principal amount of $5.0 million (the “Term Loan Facility”). The Term Loan Facility bears interest at 15.0% per annum, unless an Event of Default (as defined therein) has occurred and is continuing, in which case the Galaxy Term Loan Facility shall bear interest at a rate of 5% above the then applicable interest rate. The Term Loan Facility will mature on March 12, 2030 and will be paid over a five-year term.

SEPA

On August 12, 2024, we entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, LTD., a Cayman Islands exempt limited company (“YA”). Pursuant to the terms of the SEPA, we agreed to issue and sell to YA, from time to time, and YA agreed to purchase from us, up to $25 million of shares of our common stock (the “SEPA Shares”). We and YA also entered into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which we agreed to prepare and file with the SEC a Registration Statement on Form S-1, registering the resale of the SEPA Shares. On November 12, 2024, we filed a registration statement on Form S-1 (File No. 333-282559) with the SEC for the resale by YA of 3,000,000 SEPA Shares, which was declared effective by the SEC on February 5, 2025. As of the date of this report, we have issued and sold approximately 1.5 million shares of our common stock to YA pursuant to the SEPA for aggregate net proceeds to us of approximately $2.0 million. We intend to continue issuing shares of our common stock to YA pursuant to the SEPA in future periods.

Project Specific Developments

Project Hedy

We have signed a term sheet for power for Project Hedy, a new 120 MW data center co-located with a 200 MW wind farm in South Texas. The wind farm is owned by a new power partner–a multinational conglomerate that focuses on developing and managing sustainable infrastructure solutions, with a strong emphasis on renewable energy, water management, and services, aiming to contribute to a low-carbon economy and a better planet.

Project Ellen

We have signed a term sheet for power for Project Ellen, a new 100 MW data center co-located with a 145 MW wind farm in South Texas. The wind farm is owned by a new power partner—a leader in renewable energy and sustainable infrastructure in the U.S. and internationally. Project Ellen will be developed in two 50MW phases, leveraging wind energy to drive sustainable computing at scale.

Consolidated Results of Operations (unaudited)

Consolidated Results of Operations (unaudited) for the Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024.

The following table summarizes changes in the various components of our net loss during the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

(Dollars in thousands)	Three months ended March 31, 2025	Three months ended March 31, 2024	$ Change	% Change
Cryptocurrency mining revenue	$2,999	$6,396	$(3,397)	(53)%
Data hosting revenue	2,402	5,278	(2,876)	(54)%
Demand response service revenue	507	875	(368)	(42)%
High-performance computing service revenue	28	-	28	100%
Operating costs and expenses:
Cost of cryptocurrency mining revenue, exclusive of depreciation	1,954	1,841	113	6%
Cost of data hosting revenue, exclusive of depreciation	1,327	2,251	(924)	(41)%
Cost of high-performance computing service revenue	7	-	7	100%
Cost of cryptocurrency mining revenue- depreciation	1,074	1,087	(13)	(1)%
Cost of data hosting revenue- depreciation	401	436	(35)	(8)%
General and administrative expenses, exclusive of depreciation and amortization	5,946	3,994	1,952	49%
Depreciation and amortization associated with general and administrative expenses	2,404	2,403	1	-%
Impairment on fixed assets	-	130	(130)	(100)%
Operating (loss) profit	(7,177)	407	(7,584)	(1,863)%
Other (expense) income, net	(315)	23	(338)	(1,470)%
Interest expense	(838)	(424)	(414)	98%
Loss on sale of fixed assets	-	(1)	1	(100)%
Gain (loss) on debt extinguishment and revaluation, net	551	(3,097)	3,648	(118)%
Loss before income taxes	(7,779)	(3,092)	(4,687)	152%
Income tax benefit, net	425	548	(123)	(22)%
Net loss	(7,354)	(2,544)	(4,810)	189%
Net income attributable to non-controlling interest, net	(202)	(2,710)	2,508	(93)%
Net loss attributable to Soluna Holdings, Inc.	$(7,556)	$(5,254)	$(2,302)	44%

The following table summarizes the balances for the project sites for cryptocurrency mining revenue, data hosting revenue, high-performance computing service revenue, demand response revenue, cost of cryptocurrency mining revenue, exclusive of depreciation, cost of data hosting revenue, exclusive of depreciation, cost of high-performance computing services, and cost of depreciation during the three months ended March 31, 2025:

	Soluna Digital					Soluna Cloud
(Dollars in thousands)	Project Dorothy 1B	Project Dorothy 1A	Project Sophie	Other	Soluna Digital Subtotal	Project Ada	Total

Cryptocurrency mining revenue	$2,999	$-	$-	$-	$2,999	$-	$2,999
Data hosting revenue	-	1,371	1,031	-	2,402	-	2,402
Demand response services	-	-	-	507	507	-	507
High-performance computing services	-	-	-	-	-	28	28
Total revenue	2,999	1,371	1,031	507	5,908	28	5,936

Cost of cryptocurrency mining, exclusive of depreciation	$1,954	-	-	-	1,954	-	1,954
Cost of data hosting revenue, exclusive of depreciation	-	885	372	70	1,327	-	1,327
Cost of high-performance computing service revenue	-	-	-	-	-	7	7
Cost of cryptocurrency mining revenue- depreciation	1,074	-	-	-	1,074	-	1,074
Cost of data hosting revenue- depreciation	-	295	106	-	401	-	401
Total cost of revenue	3,028	1,180	478	70	4,756	7	4,763
Gross (loss) profit	$(29)	$191	$553	$437	$1,152	$21	$1,173

The following table summarizes the balances for the project sites for cryptocurrency mining revenue, data hosting revenue, high-performance computing service revenue, demand response revenue, cost of cryptocurrency mining revenue, exclusive of depreciation, cost of data hosting revenue, exclusive of depreciation, cost of high-performance computing services, and cost of depreciation during the three months ended March 31, 2024:

	Soluna Digital					Soluna Cloud
(Dollars in thousands)	Project Dorothy 1B	Project Dorothy 1A	Project Sophie	Other	Soluna Digital Subtotal	Project Ada	Total

Cryptocurrency mining revenue	$6,396	$-	$-	$-	$6,396	$-	$6,396
Data hosting revenue	-	3,542	1,736	-	5,278	-	5,278
Demand response services	-	-	-	875	875	-	875
High-performance computing services	-	-	-	-	-	-	-
Total revenue	6,396	3,542	1,736	875	12,549	-	12,549

Cost of cryptocurrency mining, exclusive of depreciation	$1,841	-	-	-	1,841	-	1,841
Cost of data hosting revenue, exclusive of depreciation	-	1,737	514	-	2,251	-	2,251
Cost of high-performance computing service revenue	-	-	-	-	-	-	-
Cost of cryptocurrency mining revenue- depreciation	1,084	-	-	3	1,087	-	1,087
Cost of data hosting revenue- depreciation	-	284	150	2	436	-	436
Total cost of revenue	2,925	2,021	664	5	5,615	-	5,615
Gross profit	$3,471	$1,521	$1,072	$870	$6,934	$-	$6,934

Cryptocurrency Mining Revenue: Cryptocurrency mining revenue decreased between the three months ended March 31, 2025 compared to the three months ended March 31, 2024 related to the Bitcoin halving event that occurred in April 2024, which reduced the block reward by 50%, which was offset by a change in bitcoin price. We were rewarded 32.5 Bitcoins for the three months ended March 31, 2025 compared to 119.6 Bitcoins for the three months ended March 31, 2024.

Data Hosting Revenue: Cryptocurrency hosting services provide energized space and operating services to third-party mining companies who locate their mining hardware at our mining locations- D1A and Project Sophie. Services include fees for hosting the miners which could be fixed fees or profit sharing, as well as potential additional fees for services provided such as installation charges or other services fees. The decrease for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 relate to the Bitcoin halving event that occurred in April 2024, which drove down the dollar Petahash (“PH”) per day. Also, in December 2024, one of our largest customers exited leaving 20 MW of capacity to fill that was ultimately filled slowly over December 2024 and into March 2025.

Demand Response Service: Demand response service revenue was lower in the three months ended March 31, 2025 compared to the three months ended March 31, 2024 due to the ERCOT Clearing price decreasing by approximately $30 per MW between the comparable periods, in addition to the capacity that we bid on was reduced by 7 MW from 38 MW capacity for the first quarter of 2024 compared to 31 MW capacity for the first quarter of 2025.

Cost of Cryptocurrency Mining Revenue, exclusive of depreciation: Cost of cryptocurrency mining revenue includes direct utility costs, site overhead expenses, and overhead costs that relate to the operations of our cryptocurrency mining facilities in Kentucky and Texas.

The increase in costs for the three months ended March 31, 2025 compared to three months ended March 31, 2024 relate mainly to slight increases in operating and electricity costs.

Cost of Data Hosting Revenue, exclusive of depreciation: Cost of data hosting revenue includes utility charges, site overhead expenses, and other charges.

Cost of data hosting decreased for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 mainly due to a change in hosting contracts mix, in which contracts were entered that included electricity passthrough contracts replacing fixed rate volume contracts.

Cost of High-Performance Computing Services: Cost of high-performance computing services include operating expenses related to high performance computing services. The costs of high-performance computing services were not material for the three months ended March 31, 2025 and there were no services for the three months ended March 31, 2024. We do note that due to the termination of the HPE Agreement on March 24, 2025, we recognized a loss of approximately $28.6 million for the year ended December 31, 2024, which represented the remaining obligations.

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

●	Stock based compensation expense was $1.8 million for the three months ended March 31, 2025 compared to approximately $656 thousand in relation to the three months ended March 31, 2024, an increase of approximately $1.2 million. Stock based compensation expense increased approximately $1.7 million during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily related to grants issued to directors and officers in April, June, September, and December of 2024 and grants issued to employees in December of 2024, however this increase was offset by approximately $500 thousand during the comparable periods related to grants that fully vested during 2024 and in January of 2025, as well as reductions in expense related to the modification accounting of grants that occurred in the second quarter of 2024.

●	Professional fees increased approximately $832 thousand in relation to legal fees associated with registration of the SEPA and other SEC regulatory and compliance matters, in addition to higher fees associated with consulting matters.

●	Other changes in general and administrative expenses were not material.

Depreciation and Amortization associated with general and administrative expenses: Depreciation and amortization expense was comparable for the three months ended March 31, 2025 and three months ended March 31, 2024 in which the balances totaled approximately $2.4 million, respectively. The balances mainly related to amortization expense related to the strategic pipeline contract that was acquired in October 2021.

Interest expense: Interest expense for the three months ended March 31, 2025 was approximately $837 thousand compared to the $424 thousand for the three months ended March 31, 2024. See table below noting the difference mainly relates to the new loans entered into in fiscal year 2024 and 2025 (June and July SPA, Galaxy Loan, and equipment loan), which includes amortization of deferred financing costs.

(Dollars in thousands)	Three months ended March 31,
	2025	2024

NYDIG interest expense	$357	$361
Navitas interest expense	2	63
June SPA interest expense	389	-
July SPA interest expense	33	-
Galaxy loan interest expense	42	-
Equipment loan interest expense	15	-
Interest expense	$838	$424

Gain (Loss) on Debt Extinguishment and Revaluation, net: For the three months ended March 31, 2025, there was a gain on extinguishment of debt of approximately $551 thousand. The gain was in relation to the fulfillment of the Assignment and Assumption Agreement for the Additional Notes on March 14, 2025.

For the three months ended March 31, 2024, the Company incurred a $3.1 million loss on debt extinguishment and revaluation. On February 28, 2024, the Company entered into the Fourth Amendment with the Noteholders and lowered the conversion price and issued new warrants and repriced additional warrants with certain exercise features. The issuance and reprice of warrants created a loss of extinguishment of debt of approximately $5.8 million, in which was offset by a gain on debt revaluation of the convertible debt of approximately $1.3 million as of February 28, 2024 (date of Fourth Amendment) and March 31, 2024 due to several factors including assumptions on conversions and payouts, annual volatility and stock price conditions on the dates of valuations. In addition, there was a revaluation of the warrant liability as of March 31, 2024, in which created a gain on revaluation of approximately $1.5 million.

Other expense (income), net: Other expense, net increased by approximately $338 thousand for the 3 months ended March 31, 2025 compared to March 31, 2024. For the three months ended March 31, 2025, the Company incurred approximately $118 thousand in fair value adjustments in relation to timing of the SEPA draws to when the shares were issued, and a $205 thousand financing expense in relation to consent fees for the SEPA draws. The Company had nominal other income for the three months ended March 31, 2024 of $23 thousand.

Net income attributable to non-controlling interest: Net income attributable to non-controlling interest for the three months ended March 31, 2025 was significantly lower than the three months ended March 31, 2024, due mainly due the variances in gross profit related to D1A and D1B, noted above mainly to the halving event in April 2024, which created about approximately $2.2 million variance between periods in non-controlling interest. In addition, in the third quarter of 2024, D2 began site development creating an additional cost of approximately $311 thousand in non-controlling interest, in which there is no comparable costs for the three months ended March 31, 2024.

Non-GAAP Measures

To supplement our consolidated condensed financial statements included in this quarterly report presented under U.S. generally accepted accounting principles (“GAAP”), we are presenting certain non-GAAP financial measures. We are providing these non-GAAP financial measures to disclose additional information to facilitate the comparison of past and present operations by providing perspective on results absent one-time or significant non-cash items. We utilize these measures in the business planning process to understand expected operating performance and to evaluate results against those expectations. We believe that these non-GAAP financial measures, when considered together with our GAAP financial results, provide management and investors with an additional understanding of our business operating results regarding factors and trends affecting our business and provide a reasonable basis for comparing our ongoing results of operations.

These non-GAAP financial measures are provided as supplemental measures to our performance measures calculated in accordance with GAAP and therefore, are not intended to be considered in isolation or as a substitute for comparable GAAP measures. Further, these non-GAAP financial measures have no standardized meaning prescribed by GAAP and are not prepared under any comprehensive set of accounting rules or principles. Because of the non-standardized definitions of non-GAAP financial measures, we caution investors that the non-GAAP financial measures as used by us in this quarterly report have limits in their usefulness to investors and may be calculated differently from, and therefore may not be directly comparable to, similarly titled measures used by other companies. Further, investors should be aware that when evaluating these non-GAAP financial measures, these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. In addition, from time to time in the future there may be items that we may exclude for purposes of our non-GAAP financial measures and we may in the future cease to exclude items that we have historically excluded for purposes of our non-GAAP financial measures. Likewise, we may determine to modify the nature of the adjustments to arrive at our non-GAAP financial measures. Investors should review the non-GAAP reconciliations provided below and not rely on any single financial measure to evaluate our business.

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

Reconciliations of EBITDA and Adjusted EBITDA to net loss, the most comparable GAAP financial metric, for historical periods are presented in the table below:

(Dollars in thousands)	Three months ended March 31,
	2025	2024

Net loss from continuing operations	$(7,354)	$(2,544)
Interest expense	838	424
Income tax benefit	(425)	(548)
Depreciation and amortization	3,879	3,926
EBITDA	(3,062)	1,258

Adjustments: Non-cash items

Stock-based compensation costs	1,847	661
Loss on sale of fixed assets	-	1
(Gain) loss on debt extinguishment and revaluation, net	(551)	3,097
Fair value adjustment on SEPA draws	118	-
Impairment on fixed assets	-	130
Adjusted EBITDA	$(1,648)	$5,147

Adjusted EBITDA decreased primarily driven by a decrease in revenue of $6.3 million decline in Cryptocurrency mining and data hosting revenue following the April 2024 Bitcoin halving and a customer ram-up of 20 MW through the first quarter of 2025, partially offset by approximately $900 thousand decline in cost of data hosting revenue, excluding depreciation. General and administrative expenses, excluding stock-based compensation, increased approximately $700 thousand mainly related to legal fees associated with the SEPA and other consulting fees.

The following table represents the EBITDA and Adjusted EBITDA activity between each three-month period from January 1, 2024 through March 31, 2025 (unaudited).

(Dollars in thousands)	Three months ended March 31, 2024	Three months ended June 30, 2024	Three months ended September 30, 2024	Three months ended December 31, 2024	Three months ended March 31, 2025

Net loss from continuing operations	$(2,544)	$(9,145)	$(8,093)	$(38,518)	$(7,354)
Interest expense, net	424	449	821	833	838
Income tax benefit from continuing operations	(548)	(649)	(547)	(743)	(425)
Depreciation and amortization	3,926	3,909	3,916	3,889	3,879
EBITDA	1,258	(5,436)	(3,903)	(34,539)	(3,062)

Adjustments: Non-cash items

Stock-based compensation costs	661	1,368	1,257	2,025	1,847
Loss on sale of fixed assets	1	21	-	9	-
Provision for credit losses	-	244	367	149	-
Convertible note inducement expense	-	-	-	388	-
Placement agent release expense	-	-	-	1,000	-
Loss on contract	-	-	-	28,593	-
Impairment on fixed assets	130	-	-	-	-
Fair value adjustment on SEPA draws	-	-	-	-	118
Loss (gain) on debt extinguishment and revaluation, net	3,097	5,600	(1,203)	(145)	(551)
Adjusted EBITDA	$5,147	$1,797	$(3,482)	$(2,520)	$(1,648)

We continued positive Adjusted EBITDA from the third quarter of 2023 through the second quarter of 2024. Effective July 1, 2024 we entered into an agreement for services where the quarterly service expense was approximately one million in each third and fourth quarter of 2024. The agreement was terminated in March 2025, and we have seen a Adjusted EBITDA improve from the third quarter of 2024 through the first quarter of 2025.

Liquidity and Capital Resources

Several key indicators of our liquidity are summarized in the following table:

	Three Months Ended or as of	Three Months Ended or as of	Year Ended or as of
	March 31,	March 31,	December 31,
(Dollars in thousands)	2025	2024	2024
Cash	$9,161	$8,438	$7,843
Restricted cash	5,287	2,956	2,610
Working capital (deficit)	(31,802)	(15,502)	(34,378)
Net loss	(7,354)	(2,544)	(58,300)
Net cash (used in) provided by operating activities	(177)	3,850	(5,069)
Purchase of property, plant and equipment	(3,808)	(524)	(9,160)

As of March 31, 2025, we had a consolidated accumulated deficit of approximately $321.9 million and we had negative working capital of approximately $31.8 million. As of March 31, 2025, we had total debt outstanding of approximately $24.0 million as summarized further below in the Debt table. In addition, we had outstanding commitments related to Soluna Digital Inc. (“SDI”) of approximately $10.4 million in capital expenditures mainly related to Project Dorothy 2 and Project Kati. In addition, due to CloudCo’s termination of the HPE Agreement on March 24, 2025, and HPE’s termination of the HPE Agreement on March 26, 2025, and the acceleration of the remaining unpaid amounts of the contract in accordance with the HPE Agreement, we have recognized a liability for the remainder of the HPE Agreement on the consolidated balance sheet of approximately $19.3 million. As of March 31, 2025, we had $9.2 million of cash available to fund our operations.

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

Operating Activities

Net cash used by operations was approximately $177 thousand during the three months ended March 31, 2025. The Company had a net loss for the three months ended March 31, 2025 of approximately $7.4 million. Non-cash items included approximately $1.5 million of depreciation expense, and $2.4 million of amortization expenses, and $1.8 million of stock compensation expenses. These non-cash items were offset with a deferred tax benefit of $437 thousand and gain on extinguishment of debt of approximately $551 thousand. The change in asset and liabilities of $1.9 million mainly relates to decrease in other long term assets of $1.6 million in relation to receipt of Briscoe deposit in January 2025. The other changes in assets and liabilities of approximately $500 thousand mainly related to decrease in accounts receivable due to timing and amounts billed related to March services, an increase in accounts payable related to timing and billing amounts of invoices, including increases in legal fees, an increase in interest payable in relation to NYDIG loan and Galaxy loan, offset with payment made to HPE in January and payment of sales and use tax.

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

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2025 was approximately $3.6 million consisting mainly of capital expenditures of $3.8 million offset with a decrease in deposits on equipment of $213 thousand. Net cash used in investing activities during the three months ended March 31, 2024 was approximately $827 thousand consisting mainly of capital expenditures of $524 thousand and increase in deposits on equipment of $343 thousand.

Financing Activities

(Dollars in thousands)	Three months ended March 31,
	2025	2024

Proceeds from debt issuance	$5,000	$-
Payments on debt	(1,978)	(616)
Contributions from non-controlling interest	4,310	-
Distributions to non-controlling interest	(1,525)	(1,680)
Proceeds from warrant exercises	-	300
Net proceeds from SEPA	2,005	-
Net cash provided by (used in) financing activities	$7,812	$(1,996)

Net cash provided by financing activities was approximately $7.8 million consisting mainly of $5.0 million of debt issuance proceeds, $2.0 million of net proceeds from SEPA draws, and $4.3 million of contributions from non-controlling interest, offset with cash distributions to non-controlling interest members of approximately $1.5 million and payments on debt and deferred financing costs of approximately $2.0 million to the CloudCo Secured Loan, CloudCo Additional Secured Loan, Navitas term loan, and for deferred financing costs. For the three months ended March 31, 2024, net cash used in financing activities was approximately $2.0 million consisting mainly of $1.7 million of cash distributions to non-controlling interest members, $616 thousand in principal payments of the Navitas loan, offset with $300 thousand of warrant exercises.

Debt

	March 31, 2025	December 31, 2024
(Dollars in thousands)
Galaxy loan	$4,550	$-
NYDIG Financing	9,183	9,183
Equipment loan	250	-
Navitas Term Loan	-	137
CloudCo Secured Loan	10,055	10,983
CloudCo Additional Secured Loan	-	1,202
Total Debt	$24,038	$21,505

On June 20, 2024, pursuant to the terms and subject to the conditions of the June SPA by and among (i) CloudCo, (ii) Soluna Cloud, (iii) the Company and (iv) the Investor, CloudCo issued to the Investor a secured promissory note in a principal amount equal to $12.5 million (the “Soluna CloudCo Secured Note”). The Soluna CloudCo Secured Note accrues interest at a rate 9.0% per annum, subject to adjustment upon an event of default. The Soluna CloudCo Secured Note matures on June 20, 2027. On July 12, 2024, the Company, CloudCo, Soluna Cloud, and the Existing Investor entered into a First Amendment to the Note Purchase Agreement. Additional Notes were issued for $1.25 million (“Soluna CloudCo Additional Secured Note”) on July 12, 2024 and are subject to the same terms and conditions as the June SPA financing. On October 1, 2024, CloudCo, Soluna Cloud and the Company entered into assignment and assumption agreements (the “Assignment Agreements”) with the Additional Investors with respect to an aggregate of $1.25 million of notes issued by CloudCo. Pursuant to the Assignment Agreements, the Company will be able to purchase such notes for a purchase price of $750 thousand, or 60% of face value. The assignment and assumption will be effective once all conditions of the agreement are met including fulfilling the purchase price. The assignment and assumption was on March 14, 2025, therefore we extinguished the remaining third party outstanding debt on the Additional Note, and a gain on extinguishment of the debt of approximately $551 thousand was recorded. In relation to the Soluna Cloudco Secured Note, as of March 31, 2025, the Company had an outstanding principal balance of approximately $10.7 million.

On January 14, 2022, the Company effected an initial drawdown under the Master Equipment Finance Agreement (“MEFA”) with NYDIG in the aggregate principal amount of approximately $4.6 million that bore interest at 14%. On January 26, 2022, the Company had a subsequent drawdown of $9.6 million. On December 20, 2022, Soluna MC Borrowing 2021-1 LLC (“Borrower”) received a Notice of Acceleration and Repossession (the “NYDIG Notice”) from NYDIG with respect to the MEFA, by and between Borrower, a subsidiary of Soluna MC, LLC, a subsidiary of Soluna Digital, a subsidiary of the Company, and NYDIG. The obligations of Borrower under the MEFA and reflected in the NYDIG Notice are ring-fenced to Borrower and its direct parent company, Soluna MC LLC. The Company is not a party to any guaranty, collateral agreement, or other support agreement with or for the benefit of NYDIG. As such, the principal balance of $10.5 million as of December 31, 2022 became due immediately and the Borrower shall bear interest, at a rate per annum equal to 2.0% plus the rate per annum otherwise applicable to such obligations set forth in the MEFA. On February 23, 2023, NYDIG proceeded to foreclose on all of the collateral securing the MEFA, and repossessed the collateralized assets that totaled approximately $3.4 million, in which approximately $560 thousand was first used to pay off accrued interest and penalty to date. On September 5, 2023, NYDIG provided a letter finalizing the accounting for the repossessed collateralized assets totaling proceeds of approximately $3.4 million. A summary judgment motion was performed on February 13, 2024 and was agreed upon by both NYDIG and the Borrower, that the total outstanding loan principal balance would be approximately $9.2 million, in which a penalty fee was applied of approximately $1.0 million to the repossessed collateralized assets, and outstanding interest and penalty balance would be approximately $936 thousand as of December 31, 2023. As of March 31, 2025, the Company still has an outstanding loan principal of approximately $9.2 million and outstanding interest and penalty balance of approximately $2.6 million as of March 31, 2025.

On May 9, 2023, DVCC and Navitas West Texas Investments SPV, LLC entered into a 2-year Loan Agreement for $2,050,000. The unpaid principal balance of the Term Loan shall bear interest at per annum rate equal to 15%. As of December 31, 2024, the Company has an outstanding principal balance of approximately $137 thousand. As of March 31, 2025, the Navitas loan has been fully paid off.

On May 16, 2024, the SDI Borrower, entered into the Equipment Loan Agreement with the Lender. The Equipment Loan Agreement provides for the SDI Borrower to borrow, from time to time, up to $4.0 million, as further amended on February 28, 2025, to be used to purchase necessary equipment for the progression of D2 and Project Kati. Any loans made under the Equipment Loan Agreement have a maturity date of May 16, 2027 and bear interest at a rate of 15% per annum. The Equipment Loan Agreement includes customary covenants for loans of this nature, as well as a multiple on invested capital provision, which requires us to pay, in addition to principal and interest, an amount equal to the difference of (i) the greater of (a) the principal amount of the Loan being repaid plus all interest previously paid or simultaneously being paid to Lender in respect of such principal of the Loan, and (b) the principal amount of the Loan being repaid multiplied by three, minus (ii) the sum of the principal amount of the Loan being repaid plus all interest previously paid or simultaneously being paid to Lender in respect of such principal of the Loan. On May 17, 2024, the SDI Borrower drew down $720 thousand of the Loan. On July 22, 2024, SDI Borrower satisfied and repaid the borrowing amount in full by issuing the Lender Class B Membership Interests in the D2 valued at three times the borrowing amount (i.e., $2.16 million). The redemption of debt through equity created approximately a $1.4 million loss on debt extinguishment for the year ended December 31, 2024. On March 21, 2025, the SDI Borrower drew down $250 thousand of the Loan, in relation to Project Kati. The amount is outstanding as of March 31, 2025.

On March 12, 2025, the SW Borrower, a Delaware limited liability company and subsidiary of SW Holdings, itself a subsidiary of SDI, a Nevada corporation and wholly owned subsidiary of the Company, entered into the Galaxy Loan Agreement with SW Holdings and Galaxy Digital LLC. The Galaxy Loan Agreement provides for a term loan facility in the principal amount of $5.0 million (the “Term Loan Facility”). The Term Loan Facility bears interest at a rate of 15.0% per annum, subject to an increase of 5.0% (for a total of 20.0%) in the event an Event of Default has occurred and is continuing. The Term Loan Facility matures on March 12, 2030 and includes scheduled payments over a five-year term. As of March 31, 2025, we were compliant with all debt covenants and no principal payments have been made.

Critical Accounting Policies and Significant Judgments and Estimates

The above discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Note 2, Accounting Policies, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024 includes a summary of our most significant accounting policies. There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, income taxes, fair value measurements, and stock-based compensation. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Periodically, our management reviews our critical accounting estimates with the Audit Committee of our Board of Directors.

Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. Any statements contained in this Form 10-Q that are not statements of historical fact may be forward-looking statements. When we use the words “anticipate,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” “should,” “could,” “may,” “will” and similar words or phrases, we are identifying forward-looking statements. Such forward-looking statements include, but are not limited to, statements regarding:

●	the availability of financing opportunities, risks associated with economic conditions, dependence on management and conflicts of interest;

●	the ability to service debt obligations and maintain flexibility in respect of debt covenants;

●	economic dependence on regulated terms of service and electricity rates;

●	the speculative and competitive nature of the technology sector;

●	ability of the Company to attract and retain hosted customers for its hosting operations;

●	dependency in continued growth in blockchain and cryptocurrency usage;

●	lawsuits and other legal proceedings and challenges;

●	conflict of interests with directors and management;

●	government regulations;

●	The ability of the Company to construct and complete the anticipated expansion of its data centers; and

●	other risks and uncertainties discussed under the heading “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of SHI’s disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s (the “SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and we necessarily apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

At any point in time, we may be involved in various lawsuits or other legal proceedings. Such lawsuits could arise from the sale of products or services or from other matters relating to our regular business activities, compliance with various governmental regulations and requirements, or other transactions or circumstances.

NYDIG

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

On March 13, 2024, NYDIG served the NYDIG Defendants with a post-judgment discovery seeking information regarding the NYDIG Defendants’ assets and liabilities. The NYDIG Defendants completed responding to NYDIG’s initial document requests on May 13, 2024. On September 24, 2024, NYDIG sent a letter seeking supplemental discovery from the NYDIG Defendants, and the NYDIG Defendants completed responding to NYDIG’s additional/supplemental document requests by November 20, 2024 and the deposition of a representative of the Defendants on or before December 15, 2024. Per agreement between NYDIG and the NYDIG Defendants, (i) the deadline to respond to the supplemental discovery demands was extended to December 12, 2024 but with rolling weekly production to commence on November 21, 2024, and (ii) a deposition of a representative of the NYDIG Defendants occurred on January 23, 2025. On April 2, 2025, NYDIG sent another letter seeking supplemental discovery from the NYDIG Defendants or alternatively to commence discovery discussions. The NYDIG Defendants sent a response on April 10, 2025 requesting contact information for potential settlement discussions and proposing a rolling discovery schedule; as of May 15, 2025 there has not  been a response on the proposed discovery schedule.

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

Item 1A. Risk Factors

Part II, Item 1A (Risk Factors) of our most recently filed Annual Report on Form 10-K with the SEC, filed on March 31, 2025, sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition and operating results. There have been no material changes to our risk factors disclosed in our most recently filed Annual Report on Form 10-K. Those risk factors continue to be relevant to an understanding of our business, financial condition and operating results, however, and, accordingly, you should review and consider such risk factors in making any investment decision with respect to our securities.

If we fail to regain compliance with the continued listing requirements of Nasdaq, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is currently listed for trading on Nasdaq. On May 8, 2025, we received notice from The Nasdaq Stock Market LLC indicating that we are not in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on Nasdaq (the “minimum closing bid price requirement”). We were provided an initial compliance period of 180 calendar days from the date of the notice, or until November 4, 2025, to regain compliance with the minimum closing bid price requirement, pursuant to Nasdaq Rule 5810(c)(3)(A). We may be eligible for an additional 180 calendar day compliance period. There can be no assurance that we will regain compliance with the minimum closing bid price requirement during the 180-day compliance period, secure a second period of 180 days to regain compliance or maintain compliance with the other Nasdaq listing requirements.

We will continue to monitor the closing bid price of our common stock and assess potential actions to regain compliance with the minimum closing bid price requirement and may, if appropriate, consider and effectuate available options, including implementation of a reverse stock split of our common stock. If we implement a reverse stock split in order to remain listed on Nasdaq, the announcement or implementation of such a reverse stock split could negatively affect the price of our common stock.

We must regain compliance with Nasdaq’s minimum closing bid price requirement of $1.00 per share (and must continue to maintain compliance with Nasdaq’s other continued listing requirements), or risk delisting, which could have a material adverse effect on our business. If our common stock is delisted from Nasdaq, it could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, contractual counterparties, and employees and fewer business development opportunities. If our common stock were delisted, it could be more difficult to buy or sell our common stock or to obtain accurate quotations, and the price of our common stock could suffer a material decline. Delisting could also impair our ability to raise capital on acceptable terms, if at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended March 31, 2025, none of our officers or directors, as those terms are defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
1.1	At The Market Offering Agreement, dated as of April 29, 2025, by and between Soluna Holdings, Inc. and H.C. Wainwright & Co., LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2025)
4.1	Form of Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2025)
10.1	Loan Agreement, dated as of March 12, 2025, by and among Soluna SW LLC, Soluna SW Holdings, LLC, and Galaxy Digital LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 18, 2025)
10.2	Security Agreement, dated as of March 12, 2025, by and among Soluna SW LLC, Soluna SW Holdings, LLC, and Galaxy Digital LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 18, 2025)
10.3	Limited Guarantee Agreement, dated as of March 12, 2025, between Soluna Digital, Inc. and Galaxy Digital LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 18, 2025)
10.4	Modification Agreement, dated March 21, 2025, by and among Soluna AL Cloudco, LLC, Soluna Cloud, Inc., the Company, and the Investor (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2025)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

* Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in eXtensible Business Reporting Language (XBRL) and tagged as blocks of text and including detailed tags: (i) Condensed Consolidated Balance Sheets at March 31, 2025 and December 31, 2024; (ii) Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2025 and 2024; (iii) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2025 and 2024; and (iv) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Soluna Holdings, Inc.
Date: May 15, 2025	By:	/s/ John Belizaire
John Belizaire
Chief Executive Officer

	By:	/s/ John Tunison
John Tunison Chief Financial Officer

