Form 10-Q
period 2025-06-30
Soluna Holdings, Inc
filed 2025-08-14
CIK 64463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 8, 2025, the Registrant had 30,145,958 shares  of common stock outstanding.

SOLUNA HOLDINGS, INC. AND SUBSIDIARIES

INDEX

Glossary of Abbreviations and Acronyms		2

PART I. FINANCIAL INFORMATION		4

Item 1.	Financial Statements	4

	Condensed Consolidated Balance Sheets As of June 30, 2025 (Unaudited) and December 31, 2024	4

	Condensed Consolidated Statements of Operations (Unaudited) For the Three and Six Months Ended June 30, 2025 and 2024	5

	Condensed Consolidated Statements of Changes in Equity For the Year Ended December 31, 2024 and the Three and Six Months Ended June 30, 2025 (Unaudited)	6

	Condensed Consolidated Statements of Cash Flows (Unaudited) For the Six Months Ended June 30, 2025 and 2024	8

	Notes to Condensed Consolidated Financial Statements (Unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	60

Item 4.	Controls and Procedures	60

PART II. OTHER INFORMATION		60

Item 1.	Legal Proceedings	60

Item 1A.	Risk Factors	61

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	61

Item 3.	Defaults Upon Senior Securities	61

Item 4.	Mine Safety Disclosures	61

Item 5.	Other Information	61

Item 6.	Exhibits	61

SIGNATURES		62

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Soluna Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

As of June 30, 2025 (Unaudited) and December 31, 2024

(Dollars in thousands, except per share)	June 30, 2025	December 31, 2024
Assets
Current Assets:
Cash	$9,878	$7,843
Restricted cash	2,215	1,150
Accounts receivable, net (allowance for expected credit losses of $244 at June 30, 2025 and December 31, 2024)	2,649	2,693
Prepaid expenses and other current assets	2,236	1,781
Equipment held for sale	-	28
Total Current Assets	16,978	13,495
Restricted cash, noncurrent	3,060	1,460
Other assets	1,107	2,724
Deposits and credits on equipment	1,046	5,145
Property, plant and equipment, net	56,521	47,283
Intangible assets, net	12,957	17,620
Operating lease right-of-use assets	283	313
Total Assets	$91,952	$88,040

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$3,942	$2,840
Accrued liabilities	5,934	6,785
Accrued interest payable	3,286	2,275
Contract liability	19,348	20,015
Current portion of debt	13,255	14,444
Income tax payable	62	37
Customer deposits	1,962	1,416
Operating lease liability	63	61
Total Current Liabilities	47,852	47,873

Other liabilities	333	235
Long-term debt	10,021	7,061
Operating lease liability	220	252
Deferred tax liability, net	4,207	5,257
Total Liabilities	62,633	60,678

Commitments and Contingencies (Note 10)

Stockholders’ Equity:
9.0% Series A Cumulative Perpetual Preferred Stock, par value $0.001 per share, $25.00 liquidation preference; authorized 6,040,000; 4,953,545 shares issued and outstanding as of June 30, 2025 and December 31, 2024	5	5
Series B Preferred Stock, par value $0.0001 per share, authorized 187,500; 62,500 shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, par value $0.001 per share, authorized 75,000,000; 19,095,863 shares issued and 19,055,122 shares outstanding as of June 30, 2025 and 10,647,761 shares issued and 10,607,020 shares outstanding as of December 31, 2024	19	11
Additional paid-in capital	323,557	315,607
Accumulated deficit	(329,242)	(314,304)
Common stock in treasury, at cost, 40,741 shares at June 30, 2025 and December 31, 2024	(13,798)	(13,798)
Total Soluna Holdings, Inc. Stockholders’ (Deficit) Equity	(19,459)	(12,479)
Non-Controlling Interest	48,778	39,841
Total Stockholders’ Equity	29,319	27,362
Total Liabilities and Stockholders’ Equity	$91,952	$88,040

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soluna Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

For the Three and Six Months Ended June 30, 2025 and 2024

(Dollars in thousands, except per share)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Cryptocurrency mining revenue	$2,861	$4,484	$5,860	$10,880
Data hosting revenue	3,136	4,898	5,538	10,176
Demand response service revenue	161	293	668	1,168
High-performance computing service revenue	-	-	28	-
Total revenue	6,158	9,675	12,094	22,224
Operating costs:
Cost of cryptocurrency mining revenue, exclusive of depreciation	1,767	1,883	3,721	3,724
Cost of data hosting revenue, exclusive of depreciation	1,617	2,176	2,945	4,427
Cost of high-performance computing services	-	-	7	-
Cost of cryptocurrency mining revenue- depreciation	1,074	1,065	2,147	2,152
Cost of data hosting revenue- depreciation	512	441	913	877
Total costs of revenue	4,970	5,565	9,733	11,180
Operating expenses:
General and administrative expenses, exclusive of depreciation and amortization	5,397	5,382	11,344	9,378
Depreciation and amortization associated with general and administrative expenses	2,403	2,403	4,807	4,805
Total general and administrative expenses	7,800	7,785	16,151	14,183
Impairment on fixed assets	12	-	12	130
Operating loss	(6,624)	(3,675)	(13,802)	(3,269)
Interest expense	(1,196)	(449)	(2,034)	(873)
(Loss) gain on debt extinguishment and revaluation, net	-	(5,600)	551	(8,698)
Loss on sale of fixed assets	(22)	(21)	(22)	(21)
Other expense, net	(546)	(49)	(860)	(25)
Loss before income taxes	(8,388)	(9,794)	(16,167)	(12,886)
Income tax benefit, net	608	649	1,033	1,197
Net loss	(7,780)	(9,145)	(15,134)	(11,689)
(Less) Net (loss) income attributable to non-controlling interest	(398)	1,728	(196)	4,438
Net loss attributable to Soluna Holdings, Inc.	$(7,382)	$(10,873)	$(14,938)	$(16,127)

Basic and Diluted loss per common share:
Basic & Diluted loss per share	$(0.69)	$(2.97)	$(1.55)	$(5.68)

Weighted average shares outstanding (Basic and Diluted)	14,991,125	4,563,696	13,473,983	3,683,558

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soluna Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
For the Year Ended December 31, 2024

And the Three and Six Months Ended June 30, 2025 (Unaudited)

(Dollars in thousands, except per share)

	Preferred Stock				Common Stock				Treasury Stock
	Series A Shares	Amount	Series B Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Non- Controlling Interest	Total Stockholders’ Equity
January 1, 2024	3,061,245	$3	62,500	$—	2,546,361	$3	$291,276	$(250,970)	40,741	$(13,798)	$26,845	$53,359

Net loss	—	—	—	—	—	—	—	(5,254)	—	—	2,710	(2,544)

Reverse split adjustment	—	—	—	—	17	—	—	—	—	—	—	—

Stock-based compensation	—	—	—	—	—	—	661	—	—	—	—	661

Issuance of shares – warrant exercise	—	—	—	—	61,501	—	300	—	—	—	—	300

Restricted stock units vested	—	—	—	—	3,780	—	—	—	—	—	—	—

Issuance of shares- Notes conversion	—	—	—	—	270,572	—	1,023	—	—	—	—	1,023

Warrant revaluation	—	—	—	—	—	—	(1,715)	—	—	—	—	(1,715)

Distribution to Non-Controlling interest	—	—	—	—	—	—	—	—	—	—	(2,233)	(2,233)

March 31, 2024	3,061,245	$3	62,500	$—	2,882,231	$3	$291,545	$(256,224)	40,741	$(13,798)	$27,322	$48,851

Net loss	—	—	—	—	—	—	—	(10,873)	—	—	1,728	(9,145)

Series A Preferred Stock issuance	1,892,300	2	—	—	—	—	(2)	—	—	—	—	—

Stock-based compensation	—	—	—	—	—	—	1,368	—	—	—	—	1,368

Issuance of shares – warrant exercise	—	—	—	—	529,354	—	2,004	—	—	—	—	2,004

Restricted stock units vested	—	—	—	—	100	—	—	—	—	—	—	—

Issuance of shares-Restricted stock awards	—	—	—	—	1,149,767	1	(1)	—	—	—	—	—

Issuance of shares- Notes conversion	—	—	—	—	711,393	1	2,688	—	—	—	—	2,689

Warrants revaluation	—	—	—	—	—	—	7,648	—	—	—	—	7,648

Distribution to Non-Controlling interest	—	—	—	—	—	—	—	—	—	—	(3,482)	(3,482)

June 30, 2024	4,953,545	$5	62,500	$—	5,272,845	$5	$305,250	$(267,097)	40,741	$(13,798)	$25,568	$49,933

Net (loss) income	—	—	—	—	—	—	—	(7,190)	—	—	(903)	(8,093)

Stock-based compensation	—	—	—	—	—	—	1,257	—	—	—	—	1,257

Issuance of shares-warrant exercise	—	—	—	—	596,390	1	26	—	—	—	—	27

Issuance of shares – Restricted stock awards	—	—	—	—	1,188,691	1	(1)	—	—	—	—	—

SEPA commitment fee payment	—	—	—	—	59,382	—	250	—	—	—	—	250

Issuance of shares- notes conversion	—	—	—	—	572,911	1	2,165	—	—	—	—	2,166

Contribution from Non-Controlling interest	—	—	—	—	—	—	—	—	—	—	7,259	7,259

Distribution to Non-Controlling interest	—	—	—	—	—	—	—	—	—	—	(1,204)	(1,204)

September 30, 2024	4,953,545	$5	62,500	$—	7,690,219	$8	$309,947	$(274,287)	40,741	$(13,798)	$30,720	$51,595

Net (loss) income	—	—	—	—	—	—	—	(40,017)	——	—	1,499	(38,518)

Stock-based compensation	—	—	—	—	—	—	2,027	—	—	—	—	2,027

Issuance of shares –warrants exercise	—	—	—	—	530,776	1	(1)	—	—	—	—	—

Restricted stock units vested	—	—	—	—	89,380	—	—	—	—	—	—	—

Issuance of shares – Restricted stock awards	—	—	—	—	1,065,101	1	(1)	—	—	—	—	—

SEPA consent fee	—	—	—	—	5,938	—	25	—	—	—	—	25

Issuance of shares- Placement agent release payment	—	—	—	—	308,642	—	1,000	—	—	—	—	1,000

Issuance of shares- notes conversion	—	—	—	—	957,705	1	3,510	—	—	—	—	3,511

Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	—	(2,014)	(2,014)

Contribution from Non-Controlling interest	—	—	—	—	—	—	—	—	—	—	9,636	9,636

December 31, 2024	4,953,545	$5	62,500	$—	10,647,761	$11	$315,607	$(314,304)	40,741	$(13,798)	$39,841	$27,362

	Preferred Stock				Common Stock				Treasury Stock
	Series A Shares	Amount	Series B Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Non- Controlling Interest	Total Stockholders’ Equity

January 1, 2025	4,953,545	$5	62,500	$—	10,647,761	$11	$315,607	$(314,304)	40,741	$(13,798)	$39,841	$27,362

Net (loss) income	—	—	—	—	—	—	—	(7,556)	—	—	202	(7,354)

Stock-based compensation	—	—	—	—	—	—	1,847	—	—	—	—	1,847

Issuance of shares – warrant exercise	—	—	—	—	384,721	—	—	—	—	—	—	—

Restricted stock units vested	—	—	—	—	3,432	—	—	—	—	—	—	—

Issuance of shares- SEPA draws	—	—	—	—	1,512,872	2	2,121	—	—	—	—	2,123

Contribution from Non-Controlling interest	—	—	—	—	—	—	—	—	—	—	4,310	4,310

Distribution to Non-Controlling interest	—	—	—	—	—	—	—	—	—	—	(1,295)	(1,295)

March 31, 2025	4,953,545	$5	62,500	$—	12,548,786	$13	$319,575	$(321,860)	40,741	$(13,798)	$43,058	$26,993

Net (loss) income	—	—	—	—	—	—	—	(7,382)	—	—	(398)	(7,780)

Stock-based compensation	—	—	—	—	—	—	1,942	—	—	—	—	1,942

Issuance of shares – warrant exercise	—	—	—	—	59,131	—	—	—	—	—	—	—

Restricted stock units vested	—	—	—	—	6,600	—	—	—	—	—	—	—

Issuance of shares- restricted stock awards	—	—	—	—	2,140,683	2	(2)	—	—	—	—	—

Issuance of shares- ATM settlements	—	—	—	—	3,340,663	3	2,043	—	—	—	—	2,046

Issuance of restricted shares-Green Cloud issuance	—	—	—	—	1,000,000	1	(1)	—	—	—	—	—

Contribution from Non-Controlling interest	—	—	—	—	—	—	—	—	—	—	7,542	7,542

Distribution to Non-Controlling interest	—	—	—	—	—	—	—	—	—	—	(1,424)	(1,424)

June 30, 2025	4,953,545	$5	62,500	$—	19,095,863	$19	$323,557	$(329,242)	40,741	$(13,798)	$48,778	$29,319

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soluna Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2025 and 2024

	Six Months Ended June 30,
(Dollars in thousands)	2025	2024
Operating Activities
Net loss	$(15,134)	$(11,689)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	3,121	3,091
Amortization expense	4,746	4,743
Stock-based compensation	3,789	2,029
Deferred income taxes	(1,051)	(1,259)
Impairment on fixed assets	12	130
Provision for credit losses	-	244
Amortization of operating lease asset	30	122
(Gain) loss on debt extinguishment and revaluation, net	(551)	8,698
Amortization of deferred financing costs and discount on notes	338	59
SEPA fair value revaluation	118	-
Loss on sale of fixed assets	22	21
Changes in operating assets and liabilities:
Accounts receivable	44	(486)
Prepaid expenses and other current assets	(455)	(10,767)
Other long-term assets	1,607	1
Accounts payable	1,102	353
Contract liability	(667)	-
Operating lease liabilities	(30)	(123)
Other liabilities and customer deposits	644	(404)
Accrued liabilities and interest payable	1,042	1,764
Net cash used in operating activities	(1,273)	(3,473)
Investing Activities
Purchases of property, plant and equipment	(12,365)	(278)
Purchases of intangible assets	(83)	(64)
Proceeds from sale of property, plant and equipment	-	215
Deposits on equipment, net	4,099	(2,096)
Net cash used in investing activities	(8,349)	(2,223)
Financing Activities
Proceeds from common stock warrant exercises	-	2,304
Proceeds from sale of common stock on SEPA	2,005	-
Proceeds from notes	5,269	13,220
Proceeds from sale of common stock on ATM	2,178	-
Payments on notes and deferred financing costs	(3,275)	(1,910)
Payments on ATM	(132)	-
Contributions from non-controlling interest	11,852	-
Distributions to non-controlling interest	(3,575)	(5,776)
Net cash provided by financing activities	14,322	7,838

Increase in cash & restricted cash	4,700	2,142
Cash & restricted cash – beginning of period	10,453	10,367
Cash & restricted cash – end of period	$15,153	$12,509

Supplemental Disclosure of Cash Flow Information
Interest paid on debt	685	203
Warrant consideration in relation to convertible notes and revaluation of warrant liability	-	7,648
Notes converted to common stock	-	3,712
Noncash membership distribution accrual	323	456
Warrant consideration in relation to Soluna Cloud	-	314
Fair value consideration for Green Cloud issuance of shares	810	-

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

SHI was originally incorporated in the State of New York in 1961 as Mechanical Technology, Incorporated and reincorporated in the State of Nevada on March 24, 2021. On March 23, 2021, SHI’s common stock commenced trading on the Nasdaq Stock Market LLC (“Nasdaq”). Headquartered in Albany, New York, the Company changed its name from “Mechanical Technology, Incorporated” to Soluna Holdings, Inc. on November 2, 2021. On October 29, 2021, Soluna Callisto Holdings, Inc. (“Soluna Callisto”) merged into Soluna Computing, Inc. (“SCI”), a private green data center development company and a subsidiary of SHI. MTI Instruments, Inc., a subsidiary of SHI, was sold on April 11, 2022. The Company formed a wholly owned subsidiary of SHI on December 27, 2023, Soluna Digital, Inc. (“Soluna Digital,” or “SDI”). Effective December 31, 2023, SCI transferred substantially all of its assets to SHI or its subsidiaries, including SDI. The Company sold SCI in April 2024.

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

The Company’s Texas site (“Project Dorothy”), located at a wind farm, holds the potential for up to 100 MW of power generation. By June 2024, SHI had energized 50 MW of the site across two phases, Project Dorothy 1A and 1B. As of June 30, 2025, SHI holds a 15% Class B membership interest in Soluna DVSL ComputeCo, LLC (“DVSL”), owner of Project Dorothy 1A, and a subsidiary of SHI holds a 100% Class A membership interest in DVSL. SHI also holds a 51% ownership interest in Soluna DV ComputeCo, LLC (“DVCC”), owner of Project Dorothy 1B. On July 22, 2024, the Company closed financing for the 48 MW modular data center (the “Project Dorothy 2”). Project Dorothy 2 is financed by Soluna2 SLC Fund II Project Holdco LLC, an investment vehicle of Spring Lane Capital (“SLC”) and SDI. As of June 30, 2025, SDI has 100% Class A membership and 0% Class B membership interest in Project Dorothy 2.

Going Concern and Liquidity

The Company’s condensed consolidated financial statements as of June 30, 2025 have been prepared using generally accepted accounting principles in the United States of America (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements, the Company was in a net loss position, has negative working capital, and has significant outstanding debt as of June 30, 2025. In addition, Soluna MC Borrowings, LLC 2021-1 (“Borrower”), a subsidiary of Soluna MC, LLC (“Soluna MC”), a subsidiary of Soluna Digital, Inc. (“Soluna Digital” or “SDI”), a subsidiary of the Company, has a litigation matter with NYDIG ABL LLC (“NYDIG”) in relation to their Master Equipment Finance Agreement. See further discussion around the NYDIG litigation in Note 10. The Company had outstanding commitments as of June 30, 2025 related to SDI of $10.1 million in capital expenditures related to Project Dorothy 2 and Project Kati. In addition, in June 2024, Soluna AL Cloudco, LLC (“CloudCo”), a subsidiary of Soluna Cloud, entered into an agreement (the “HPE Agreement”) with Hewlett Packard Enterprise Company (“HPE”), with an initial pre-payment of $10.3 million and a total commitment of $34 million over a 36-month period. On March 24, 2025, CloudCo notified HPE of its termination of the HPE Agreement and, on March 26, 2025, HPE notified CloudCo of its termination of the HPE Agreement for cause, effective immediately, due to CloudCo’s material breach of its payment obligations that remained uncured for more than thirty (30) days. In accordance with the terms of the HPE Agreement, upon a termination for cause by HPE, CloudCo must pay HPE the remaining payment stream under the term of the HPE Agreement of approximately $19.3 million as of June 30, 2025, including all upfront payments and monthly charges, plus any fees incurred for the terminated Services (as defined in the HPE Agreement). CloudCo has not made any additional payments under the HPE Agreement since CloudCo notified HPE of its termination of the HPE Agreement.

These factors, among others indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year after issuance of these condensed consolidated financial statements as of June 30, 2025, or August 14, 2025.

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

In addition to the Company’s cash on hand for available use of approximately $9.9 million as of June 30, 2025, the Company will need to raise additional capital through financing raising activities, to meet its capital expenditure needs for its current pipeline and other operational needs. On August 12, 2024, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, LTD., a Cayman Islands exempt limited company (“YA”). In accordance with the terms of the SEPA, YA has agreed to purchase up to $25 million in aggregate gross purchase price of newly issued fully paid shares of the Company’s common stock from time to time subject to the limits and the conditions of the SEPA. The Company drew on the SEPA in the first quarter of 2025, and the proceeds were used to pay debt, invest in data center projects, and for working capital and general corporate purposes. As of June 30, 2025, the Company has drawn approximately $2.0 million on the SEPA. Additionally, on April 29, 2025, the Company entered into an At the Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), as sales agent, pursuant to which the Company may offer and sell, from time to time, through Wainwright, up to $3.75 million of shares of common stock. As of June 30, 2025, the Company has drawn approximately $2.2 million pursuant to the ATM Agreement. On July 15, 2025, the Company entered into a securities purchase agreement with the purchasers signatory thereto, pursuant to which the Company received gross proceeds of $5.0 million from a public offering of common stock. See Subsequent Events: Note 16 for further details on the public offering.

The Company, in 2025, will continue to look to evaluate different strategies to obtain financing to fund operations. However, management cannot provide any assurances that the Company will be successful in accomplishing additional financing or any of its other plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The information presented in the accompanying condensed consolidated balance sheet as of December 31, 2024 has been derived from the Company’s audited consolidated financial statements. All other information has been derived from the Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2025 and June 30, 2024.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries, including the Company’s variable interest entities disclosed in Note 14. All intercompany balances and transactions are eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid short-term investments with original maturities of less than three months.

Restricted Cash

Restricted cash relates to cash that is legally restricted as to withdrawal and usage or is being held for a specific purpose and thus not available to the Company for immediate or general business use. As of June 30, 2025, the Company had restricted cash of approximately $5.3 million, of which $2.2 million was classified as current and $3.1 million was classified as non-current. As of December 31, 2024, the Company had restricted cash of approximately $2.6 million, of which $1.1 million was classified as current and $1.5 million was classified as non-current. Currently, the balance in restricted cash relates to restricted deposits held with customers that were for less than 12 months, or held for debt covenant purposes. The Company has a long-term restricted cash balance in relation to a collateralized deposit.

Deposits and Credits on equipment

As of June 30, 2025 and December 31, 2024, the Company had approximately $1.0 million and $5.1 million, respectively, in deposits and credits on equipment that had not yet been received by the Company. Once the Company receives such equipment in a subsequent period, the Company will reclassify such balance into Property, Plant and Equipment, net. Included in these balances was a credit on equipment of $975 thousand, of which approximately $195 thousand has been used as of June 30, 2025, and the remaining $780 thousand will be restricted to be used on future purchases for Project Dorothy 2 and Project Kati until September 1, 2025 (“expiration date”). The Company notes that if an order is not executed by the expiration date, the credit would be forfeited. The Company intends to utilize the full credit balance for future orders prior to the expiration date.

Debt Issuance Costs

Debt issuance costs consist of costs incurred in obtaining long-term financing. These costs are classified on the condensed consolidated balance sheet as a direct deduction from the carrying amount of the related debt liability and subsequently amortized as interest expense in the condensed consolidated statement of operations using the effective interest rate method.

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

3. Accounts Receivable, net

Accounts receivables consist of the following at:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Data hosting	$1,714	$1,385
Demand response service receivable	842	1,159
Proprietary mining Coinbase receivable	33	37
Other	304	356
	2,893	2,937
Less: Allowance for expected credit losses	(244)	(244)
	$2,649	$2,693

The Company’s allowance for expected credit loss was $244 thousand at June 30, 2025 and December 31, 2024. For the year ended December 31, 2024, one of the Company’s borrowers for a note receivable was having financial difficulty securing additional financing to pay the note. As such, the Company fully reserved the note balance and incurred a provision on credit loss of approximately $244 thousand. In addition, the Company had a credit provision for approximately $516 thousand due to a pricing dispute with a Bitcoin hosting customer, in which the agreement with the customer was terminated in December 2024. As of December 31, 2024, the Company wrote off the entire allowance with the Bitcoin hosting customer of $516 thousand.

Rollforward of Allowance of Expected Credit Losses:

(Dollars in thousands)	January 1, 2025- June 30, 2025	January 1, 2024 – December 31, 2024

Allowance for expected credit losses, beginning of period	$244	$-
Current period credit provision	-	760
Write offs charged against the allowance	-	(516)
Recoveries collected	-	-
Allowance of expected credit losses, end of period	$244	$244

4. Property, Plant and Equipment, net

Property, plant and equipment consist of the following at:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Land and land improvements	$2,177	$1,553
Buildings and leasehold improvements	29,163	25,453
Computers and related software	11,774	11,533
Machinery and equipment	13,536	9,324
Office furniture and fixtures	74	34
Construction in progress	12,728	9,250
	69,452	57,147
Less: Accumulated depreciation	(12,931)	(9,864)
	$56,521	$47,283

Depreciation expense was approximately $1.6 million and $1.5 million for the three months ended June 30, 2025 and 2024, respectively. Depreciation expense was approximately $3.1 million for the six months ended June 30, 2025 and 2024.

5. Intangible Assets, net

Intangible assets consist of the following as of June 30, 2025:

(Dollars in thousands)	Intangible Assets	Accumulated Amortization	Total

Strategic pipeline contract	$46,885	$34,382	$12,503
Assembled workforce	500	367	133
Patents	349	28	321
Total	$47,734	$34,777	$12,957

Intangible assets consist of the following as of December 31, 2024:

(Dollars in thousands)	Intangible Assets	Accumulated Amortization	Total

Strategic pipeline contract	$46,885	$29,694	$17,191
Assembled workforce	500	317	183
Patents	266	20	246
Total	$47,651	$30,031	$17,620

Amortization expense for the each of the three and six months ended June 30, 2025 and 2024 was approximately $2.4 million and $4.7 million, respectively.

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

The Company expects to record amortization expense of intangible assets over the next five years and thereafter as follows:

(Dollars in thousands)
Year	2025
2025 (remainder of the year)	$4,747
2026	7,914
2027	17
2028	17
2029	17
Thereafter	245
Total	$12,957

6. Accrued Liabilities

Accrued liabilities consist of the following at:

(Dollars in thousands)	June 30, 2025	December 31, 2024

Salaries, wages, and related expenses	$118	$552
Liability to shareholders for previous acquisition	363	363
Legal, audit, tax, and professional fees	1,290	537
Sales tax accrual	-	575
Real estate taxes accrual	301	182
Hosting and utility fees	1,211	1,036
Construction fees	2,238	2,211
Membership distribution accrual	329	1,179
Other	84	150
Total	$5,934	$6,785

Contract liability

On March 24, 2025, CloudCo notified HPE of its termination of the HPE Agreement and, on March 26, 2025, HPE sent notice of its termination of the HPE Agreement. The HPE Agreement provided the Company access to datacenter and cloud services for AI and supercomputing applications utilizing NVIDIA H100 GPUs. In accordance with the terms of the HPE Agreement, CloudCo is required to pay all of the unpaid fees that were payable over the entire term of the HPE Agreement. As of December 31, 2024, the Company reduced its prepaid assets and other long-term assets by approximately $8.6 million, increased termination liability by approximately $20.0 million and recorded a loss on contract of approximately $28.6 million to account for the termination of the contract and CloudCo’s contractual payments. The liability has been reduced to approximately $19.3 million as of June 30, 2025. See Note 1 for details.

7. Income Taxes

During the three and six months ended June 30, 2025, the Company’s effective income tax rate was 7.2% and 6.4%, respectively, and for the three and six months ended June 30, 2024, the Company’s effective tax rate was 6.6% and 9.3%, respectively. The projected annual effective tax rate is less than the Federal statutory rate of 21%, primarily due to the change in the valuation allowance, as well as changes to estimated taxable income for 2025 and permanent differences. For the three months ended June 30, 2025 and 2024, there was a deferred income tax benefit of $615 thousand and $714 thousand respectively, offset by a $7 thousand and $65 thousand current tax expense for the three months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025 and 2024, there was a deferred income tax benefit of approximately $1.1 million and $1.3 million, respectively, offset by a $12 thousand and $63 thousand current tax expense for the six months ended June 30, 2025 and 2024, respectively.

In connection with the strategic contract pipeline acquired in the acquisition as further discussed in Note 5, ASC 740-10-25-51 requires the recognition of a deferred tax impact of acquiring an asset in a transaction that is not a business combination when the amount paid exceeds the tax basis on the acquisition date. As such, the Company is required to adjust the value of the strategic contract pipeline by approximately $10.9 million at inception date, which was recorded as a deferred tax liability, and this amount will be amortized over the life of the asset. For the three and six months ended June 30, 2025 and 2024, the Company amortized $547 thousand and $1.1 million, respectively.

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

The Company believes that the accounting estimate for the valuation of deferred tax assets is a critical accounting estimate because judgment is required in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns. The Company based the estimate of deferred tax assets and liabilities on current tax laws and rates and, in certain cases, business plans and other expectations about future outcomes. In the event that actual results differ from these estimates, or the Company adjusts these estimates in future periods, the Company may need to adjust the recorded valuation allowance, which could materially impact our financial position and results of operations. The Company has a full valuation allowance for the deferred tax asset of $41.7 million and $38.5 million on June 30, 2025 and December 31, 2024, respectively. We will continue to evaluate the ability to realize our deferred tax assets and related valuation allowance on a quarterly basis.

8. Debt

The following table represents total debt outstanding by agreement as of June 30, 2025:

(Dollars in thousands):	Current portion of debt	Long term debt	Total
NYDIG financing	$9,183	$-	$9,183
Green Cloud secured note	3,061	6,033	9,094
Equipment loan	519	-	519
Galaxy loan	492	3,988	4,480
Total Debt	$13,255	$10,021	$23,276

The following table represents total debt outstanding by agreement as of December 31, 2024:

(Dollars in thousands):	Current portion of debt	Long term debt	Total
Convertible Notes	$-	$-	$-
NYDIG financing	9,183	-	9,183
Navitas term loan	137	-	137
Green Cloud secured note	3,922	7,061	10,983
July 2024 additional secured note	1,202	-	1,202
Total Debt	$14,444	$7,061	$21,505

NYDIG Financing

(Dollars in thousands)	Maturity Dates	Interest Rate	January 1, 2025- June 30, 2025	January 1, 2024- December 31, 2024
NYDIG Loans #1-11	April 25, 2023 thru January 25, 2027*	14% thru 16%	$9,183	$9,183

Less: repossession of collateralized assets			—	—
Total outstanding debt			$9,183	$9,183

*	Due to event of default- the entire NYDIG financing became current, see note below.

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

On February 23, 2023, NYDIG proceeded to foreclose on all of the collateral securing the MEFA, and repossessed the collateralized assets that totaled approximately $3.4 million, approximately $560 thousand of which was first used to pay off accrued interest and penalty to date. On September 5, 2023, NYDIG provided a letter finalizing the accounting for the repossessed collateralized assets totaling proceeds of approximately $3.4 million. On December 7, 2023, NYDIG filed its Motion for Summary Judgment seeking entry of a judgment against Soluna in the approximate amount of $10.3 million for principal and interest and penalties. On January 12, 2024, Soluna filed its objection to NYDIG’s motion for summary judgment on the grounds that NYDIG failed to explain what collateral of which loan was sold and how the sale proceeds were allocated to each loan. A summary judgment motion hearing took place on February 13, 2024, where it was agreed upon by both NYDIG and the Borrower, that the total outstanding loan principal balance would be approximately $9.2 million. The Company applied the per diem interest rate agreed upon with the summary judgement and recorded interest expense for the three and six months ended June 30, 2025 of approximately $361 thousand and $719 thousand, respectively. The Company’s interest expense for the three and six months ended June 30, 2024 related to the NYDIG financing was approximately $361 thousand and $723 thousand, respectively. The Company has an outstanding interest and penalty accrual of approximately $3.0 million recorded within “Accrued interest payable” as of June 30, 2025. See Note 10 for further information in relation to the NYDIG litigation matter.

Green Cloud secured note

(Dollars in thousands)	Maturity Date	Interest Rate	January 1, 2025- June 30, 2025	June 20, 2024- December 31, 2024
Term Loan and capitalized interest (excludes debt issuance cost)	June 20, 2027	9%	$11,748	$12,784
Less: principal and capitalized interest payments			(2,144)	(1,036)
Less: debt discount			(153)	(230)
Less: debt issuance costs			(357)	(535)
Total outstanding note			9,094	10,983
(Less) Current note outstanding			3,061	3,922
Long-term note outstanding			$6,033	$7,061

On June 20, 2024, pursuant to the terms and subject to the conditions of a Note Purchase Agreement (the “June SPA”) by and among (i) CloudCo, a Delaware limited liability company and indirect wholly owned subsidiary of the Company, (ii) Soluna Cloud, a Nevada corporation, indirect wholly owned subsidiary of the Company, and parent of CloudCo, (iii) the Company and (iv) the accredited investor named therein (the “Investor”, and collectively the “Note Parties”), CloudCo issued to the Investor a secured promissory note in a principal amount equal to $12.5 million (the “Note” or “Green Cloud secured note”). The Note accrues interest at a rate 9.0% per annum, subject to adjustment upon an event of default. The Note matures on June 20, 2027. CloudCo’s obligations under the Note will be secured by all or substantially all of CloudCo’s assets, including pursuant to a security agreement to be executed and delivered by CloudCo in favor of the Investor (the “CloudCo Security Agreement”, and together with the June SPA and the Note, the “CloudCo Agreements”).

As further inducement for the Investor to purchase the Note, Soluna Cloud issued to the Investor a warrant (the “Warrant”) exercisable within three years from June 20, 2024 for a number of shares of common stock of Soluna Cloud equal to the sum of (a) 12.5% of Soluna Cloud’s issued and outstanding common stock as of the date of the Warrant divided by 0.875, plus (b) the percentage of each Qualified Issuance (as defined below) divided by 0.875. For purposes of the Warrant, “Qualified Issuance” means (y) each issuance of common stock of Soluna Cloud during the period commencing on the day after the date of the Warrant and ending on the earlier to occur of (i) the conclusion of up to an additional $112.5 million of capital raised, whether in the form of debt, equity, mixed or otherwise, by Soluna Cloud and its subsidiaries and (ii) December 31, 2024 and (z) the number of shares of common stock of Soluna Cloud issuable upon the exercise or conversion of any convertible securities of CloudCo issued during such period (other than certain issuances pursuant to CloudCo’s equity compensation plans). On June 20, 2024, the Company determined that the warrant should be treated as a warrant liability and based on valuation, the Company booked a warrant liability of approximately $314 thousand and a related debt discount which will be amortized over the life of the loan. Further evaluation of the Warrants under ASC 815-10 was required to determine if the warrants meet the definition of a derivative. The warrants are classified as a liability that are required to be adjusted to fair market value. The Company applied a discounted cash flow method in relation to the valuation of Cloud in which assumptions from forecasted projected cash flow data and other key operating assumptions such as working cash flow were used to determine an enterprise value less any current debt in order to determine an equity value for Cloud. As of June 30, 2025 and December 31, 2024, the warrants were fair valued, and deemed to not have any further value, as such the Company wrote down the liability balance to $0.

For the three and six months ended June 30, 2025, the Company incurred approximately $354 thousand and $744 thousand in interest expense in relation to the June SPA, which includes interest paid on the note and amortization of deferred financing costs.

June SPA Modification

On March 21, 2025, the Note Parties entered into a Modification Agreement (the “Modification Agreement”) to, among other things:

(i)	provide for the deposit of 1,000,000 shares (the “Escrow Shares”) of the Company’s common stock, into an escrow account maintained by Northland Securities, Inc., pursuant to an escrow agreement (as further described below),
(ii)	provide for the issuance to the Investor of penny warrants to purchase shares of the Company’s common stock. The number of penny warrants (exercise price at $0.01) shall equal $1.25 million divided by the 5-day VWAP of the Company’s common stock at time of issuance. The warrants will be issued at the time the Investor removes its lien on the property of the Company. As of August 14, 2025, the lien has not yet been removed and the warrants have not been issued,
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

Subsequently, the Company and the Investor mutually agreed that the 1,000,000 Escrow Shares would instead be issued directly to the Investor and, on April 29, 2025, the Company issued 1,000,000 shares of common stock to the Investor.

July 2024 Additional Secured Note

(Dollars in thousands)	Maturity Date	Interest Rate	January 1, 2025- June 30, 2025	July 12, 2024- December 31, 2024
Term Loan and capitalized interest (excludes debt issuance cost)	July 12, 2027*	9%	$1,209	$1,278
Less: principal and capitalized interest payments			(658)	(69)
Debt discount			-	(6)
Gain on extinguishment			(551)	-
Total outstanding debt			$-	$1,203

*	On March 14, 2025, the Company satisfied the assignment and assumption agreement, as such a gain on extinguishment was recorded.

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

To further incentivize the Additional Investors, Soluna Cloud issued warrants (the “Cloud Additional Warrants”) to each Additional Investor. These Cloud Additional Warrants are exercisable within three years from the effective date of the June SPA Amendment. They allow the purchase of a number of shares of Soluna Cloud common stock equal to 1.25% of Soluna Cloud’s issued and outstanding common stock as of the Cloud Additional Warrant date, divided by 0.9875, plus 1.25% of each Qualified Issuance, divided by 0.9875. On July 12, 2024, the Company determined that the additional warrants were treated as a warrant liability and based on valuation, the Company booked a warrant liability of approximately $13 thousand and a related debt discount which will be amortized over the life of the loan. Further evaluation of the Warrants under ASC 815-10 was required to determine if the warrants meet the definition of a derivative. The warrants are classified as a liability that are required to be adjusted to fair market value. The Company applied a discounted cash flow method in relation to the valuation of Cloud which assumptions from forecasted projected cash flow data and other key operating assumptions such as working cash flow were used to determine an enterprise value less any current debt in order to determine an equity value for Cloud. As of June 30, 2025 and December 31, 2024, the warrants were fair valued, and deemed to not have any further value, as such the Company wrote down the liability balance to $0.

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

On March 14, 2025, the Company fulfilled the purchase obligations, and assumed the Additional Notes through payment of $750 thousand through principal and 50% interest payments and use of 20% SEPA funds. Effectively, the remaining debt assignment was assumed by Soluna Holdings, Inc. and was recorded as an intercompany debt obligation that was eliminated on the Company’s condensed consolidated financial statements as of June 30 2025. The Company recorded a gain on extinguishment of the July 2024 Additional Secured Notes of approximately $551 thousand for the six months ended June 30, 2025. For the three and six months ended June 30, 2025, the Company incurred approximately $0 and $33 thousand in interest expense in relation to the July Additional Secured Note.

Galaxy Loan

(Dollars in thousands)	Maturity Date	Interest Rate	March 12, 2025 – June 30, 2025
Term Loan	March 12, 2030	15%	$5,000
Less: principal payments			(125)
Less: debt discount and issuance costs			(395)
Total outstanding note			4,480
(Less) Current note outstanding			492
Long-term note outstanding			$3,988

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

The Galaxy Loan Agreement provides for a term loan facility in the principal amount of $5.0 million (the “Term Loan Facility”). The Term Loan Facility bears interest at a rate of 15.0% per annum, subject to an increase of 5.0% (for a total of 20.0%) in the event an Event of Default as defined within the Galaxy Loan Agreement has occurred and is continuing. The Term Loan Facility matures on March 12, 2030 and includes scheduled payments over a five-year term. For the three and six months ended June 30, 2025, the Company incurred approximately $236 thousand and $277 thousand in interest expense in relation to the Term Loan Facility, which includes interest paid on the note and amortization of deferred financing costs.

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

The Galaxy Loan Agreement includes certain restrictions (subject to certain exceptions outlined in the Galaxy Loan Agreement) on the ability of the SW Loan Parties and their subsidiaries to undertake certain activities, including to incur indebtedness and liens, enter into sale or lease-back transactions, merge or consolidate with other entities, dispose or transfer their assets, pay dividends or make distributions, make investments, make Restricted Payments (as defined therein), enter into burdensome agreements or transact with affiliates. In addition, the SW Loan Parties are subject to three financial covenants – a minimum debt service coverage ratio, a minimum current ratio, and cash in customer deposit account must equal or be greater than related customer liabilities. As of the date of these condensed consolidated financial statements, the Company is in compliance with all covenants in relation to the Galaxy Loan Agreement.

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

Equipment Loan Agreement

On May 16, 2024, SDI SL Borrowing – 1, LLC, an affiliate of the Company (the “SDI Borrower”), entered into a loan agreement (the “Equipment Loan Agreement” or the “Loan”) with Soluna2 SLC Fund II Project Holdco LLC (the “Lender”, and collectively, the “Parties”). As further amended on February 28, 2025, the Equipment Loan Agreement provides for the Company to borrow, from time to time, up to $4.0 million, to be used to purchase necessary equipment for the progression of Project Dorothy 2 and Project Kati. Any loans made under the Equipment Loan Agreement have a maturity date of May 16, 2027 and will bear interest at a rate of 15% per annum. The Equipment Loan Agreement includes customary covenants for loans of this nature including financial reporting, monthly updates, event reporting, as well as conduct of business. In addition, the Equipment Loan Agreement contains a multiple on invested capital (“MOIC”) provision, which requires the Company to pay, in addition to principal and interest, an amount equal to the difference of (i) the greater of (a) the principal amount of the Loan being repaid plus all interest previously paid or simultaneously being paid to Lender in respect of such principal of the Loan, and (b) the principal amount of the Loan being repaid multiplied by three, minus (ii) the sum of the principal amount of the Loan being repaid plus all interest previously paid or simultaneously being paid to Lender in respect of such principal of the Loan.

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

On March 21, 2025, the SDI Borrower drew down $250 thousand of the Loan with the Lender, in relation to Project Kati. In addition, on June 11, 2025, the SDI Borrower drew down an additional $269 thousand of the Loan with the Lender, in relation to Project Kati. The total amount of equipment loans of $519 thousand was outstanding as of June 30, 2025. The SDI Borrower shall repay the Loans under these Borrowing Requests with a different MOIC Payment than as defined in the Equipment Loan Agreement. The MOIC Payment for these Borrowing Requests only, shall be an amount equal to the difference of (i) the greater of (a) the principal amount of the Loan being repaid plus all interest previously paid or simultaneously being paid to Lender in respect of such principal of the Loan, and (b) the principal amount of the Loan being repaid multiplied by three and three tenths (3.3), minus (ii) the sum of the principal amount of the Loan being repaid plus all interest previously paid or simultaneously being paid to Lender in respect of such principal of the Loan. As of June 30, 2025, the Company had approximately $108 thousand in Accrued interest payable in relation to the MOIC and 15% interest accruing on the Loan that was outstanding.

Per ASC 835-30-S45-1, debt issuance costs related to line of credits should be recorded as an asset and amortized over the life of the line of credit agreement. As such, the Company recorded $62 thousand and $53 thousand within Prepaid expenses and other current assets as of June 30, 2025 and December 31, 2024 and $56 thousand and $75 thousand within Other assets on the consolidated balance sheet as of June 30, 2025 and December 31, 2024, of which approximately $16 thousand and $30 thousand has been amortized and recorded within Interest Expense for the three and six months ended June 30, 2025.

Navitas Term Loan

(Dollars in thousands)	Maturity Date	Interest Rate	January 1, 2025- June 30, 2025	January 1, 2024- December 31, 2024
Term Loan and capitalized interest (excludes debt issuance cost)	May 9, 2025*	15%	$137	$1,707
Less: principal and capitalized interest payments			(137)	(1,570)
Total outstanding debt			$-	$137

*	May 9, 2025 was the maturity date, however, as noted below, the Navitas loan was fully paid off in the first quarter of 2025, and as such no longer remains outstanding.

On May 9, 2023, DVCC and Navitas West Texas Investments SPV, LLC entered into a 2-year Loan Agreement (“Navitas Term Loan”) for $2,050,000. As of June 30, 2025, the Company has paid the remaining outstanding balance of $137 thousand, therefore fulfilling its debt obligation with Navitas. Interest expense related to the Navitas Term Loan for the three and six months ended June 30, 2025 was approximately $0 and $2 thousand, respectively. Interest expense related to the Navitas Term Loan for the three and six months ended June 30, 2024 was approximately $37 thousand and $100 thousand, respectively.

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

(in thousands)
Balance January 1, 2024	$8,474
Conversions of debt (January 1, 2024- March 31, 2024)	(1,023)
Total revaluation gains (January 1, 2024- March 31, 2024)	(1,235)
Balance March 31, 2024	6,216
Conversions of debt (April 1, 2024- June 30, 2024)	(2,689)
Revaluation losses and extinguishment of debt, net (April 1, 2024- June 30, 2024)	3,999
Extension fee	325
Balance June 30, 2024	7,851
Conversions of debt (July 1, 2024- December 31, 2024)	(5,289)
Revaluation gains and extinguishment of debt, net (July 1, 2024- December 31, 2024)	(2,562)
Balance December 31, 2024	$-

For the three and six months ended June 30, 2024, the Company had approximately $2.7 million and $3.7 million of note conversions with the Noteholders, approximately $4.0 million and $2.8 million in revaluation losses, net in relation to fair value assessments of the convertible debt, and a 4% note extension in June 2024 increasing the note balance by approximately $325 thousand. As of June 30, 2024, the Company had a fair value outstanding balance of approximately $7.9 million and a principal outstanding value of approximately $5.3 million. In addition, from July 1, 2024 through December 31, 2024, there were approximately $5.3 million of note conversions with the Noteholders, and the Company incurred a revaluation gain of debt of approximately $2.6 million, and, as of December 31, 2024, the Convertible Notes were no longer outstanding.

The following table represents the significant and subjective fair value assumptions used for Convertible Notes during the year ended December 31, 2024. As the Convertible Notes were fully converted in fiscal year 2024, no assumptions were noted for the three and six months ended June 30, 2025.

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

The following table represents the significant fair value assumptions used for warrants issued or repriced during the year ended December 31, 2024. No warrants were issued or repriced for the three and six months ended June 30, 2025.

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

In return for these consents, the Company agreed to pay a $750 thousand waiver fee and to prepay to the remaining Note Holders the 20% premium for the prepayment of the Notes of approximately $625 thousand. Such amounts were recorded as within Other Expense, net for the year ended December 31, 2024.

For the year ended December 31, 2024, the Company issued 2,512,581 shares of common stock for conversion of the debt, which includes the final conversion shares noted below.

On December 12, 2024, the Company entered into an agreement with the remaining three Note Holders who held an outstanding principal balance as of December 12, 2024, pursuant to which the three remaining Note Holders elected to immediately convert all of the outstanding principal of certain convertible notes into shares of the Company’s common stock. The agreement satisfied the full outstanding debt owed to the remaining three Note Holders under the Convertible Notes. Following the conversion, 335,661 shares of common stock were issued to the Note Holders in accordance with the terms of the Convertible Notes, as amended. The Company recorded a debt inducement conversion expense of approximately $388 thousand within Other Expense, net for the year ended December 31, 2024. No further amounts are owed by the Company under the Convertible Notes as of December 31, 2024 and June 30, 2025.

Line of Credit

On September 15, 2021, the Company entered into a $1.0 million unsecured line of credit with KeyBank National Association (“KeyBank”), that will, among other things, allow the Company to request loans and to use the proceeds of such loans for working capital and other general corporate purposes (the “KeyBank facility”). The line of credit bears interest at a rate of Prime + 0.75% per annum. Accrued interest is due monthly and principal is due in full following KeyBank’s demand. The Company does not have any remaining balance outstanding as of December 31, 2024 and June 30, 2025. The Company does not plan to draw down on the line of credit in the foreseeable future. In addition, future drawdowns require pre-approval by KeyBank.

9. Stockholders’ Equity

Preferred Stock

The Company has two series of preferred stock outstanding: the Series A Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), with a $25.00 liquidation preference; and the Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”). As of June 30, 2025 and December 31, 2024, there were 4,953,545 shares of Series A Preferred Stock issued and outstanding, and as of June 30, 2025 and December 31, 2024, there was 62,500 shares of Series B Preferred Stock issued and outstanding.

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

In addition, in 2022, the Company issued to the Series B Investor 60,000 common stock purchase warrants (the “Series B Warrants”) to purchase up to an aggregate of shares of common stock. In connection with the above referenced waiver, the exercise price of these warrants was reduced to $0.01 per share and an additional 140,000 warrants exercisable for $0.01 per share were issued. The Series B Investor exercised the 60,000 Series B Warrants on April 22, 2025 through a cashless warrant exercise resulting in the issuance of 59,131 shares of common stock.

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

Common Stock

The Company has one class of common stock, par value $0.001 per share. Each share of the Company’s common stock is entitled to one vote on all matters submitted to stockholders. As of June 30, 2025 and December 31, 2024, there were 19,055,122 and 10,607,020 shares of common stock outstanding, respectively.

Dividends

Pursuant to the Certificate of Designations, Preferences and Rights of 9.0% Series A Cumulative Perpetual Preferred Stock of the Company, dividends, when, as and if declared by the Board (or a duly authorized committee of the Board), will be payable monthly in arrears on the final day of each month, beginning August 31, 2021. The Board of Directors had not declared any Series A Preferred Stock dividends beginning October 2022 through June 30, 2025, as such the Company has accumulated approximately $18.5 million of dividends in arrears on the Series A Preferred Stock through December 31, 2024, and an additional $2.8 million and $5.6 million of dividends in arrears for the three and six months ended June 30, 2025, for a total of approximately $24.1 million.

The Company’s Series B Preferred Stock included a 10% accruing dividend compounded daily for 12 months from the original issue date of July 20, 2022, and annually thereafter, that may be paid in cash or stock at the Company’s option at the earlier of (i) the date the Series B Preferred Stock is converted, or (ii) the Series B Dividend Termination Date. On August 11, 2023, the Company paid a mandatory dividend on its outstanding Series B Preferred Stock in the amount of approximately $656 thousand. Pursuant to the Certificate of Designation for the Series B Preferred Stock, the Company had the option to pay the dividend in cash or shares of Common Stock. Pursuant to a Dividend Payment Agreement, the Company and the holder of the Series B Preferred Stock agreed to satisfy the payment of the dividend through the issuance of 44,000 shares of its Common Stock and 70,300 pre-funded warrants (the “Pre-funded Warrants”).

Effective October 1, 2024, the dividend payment obligation has been modified to be annual. The amendment resulted in annual dividend payments going forward. As a result of the amendment, the Company would be obligated to make annual dividend payments for the period starting from July 2023 as per the Series B Preferred Consent and Waiver, however, the board of directors has not yet declared any dividends for that period. As such, the Company has accumulated approximately $941 thousand dividends in arrears in relation to the Series B Preferred Stock through December 31, 2024 and an additional $170 thousand and $335 thousand for the three and six months ended June 30, 2025, for a total of approximately $1.3 million. The dividends in arrears are included in the calculation of net loss per share as discussed below.

Standby Equity Purchase Agreement

On August 12, 2024, the Company entered into the SEPA with YA. Pursuant to the terms of the SEPA, the Company agreed to issue and sell to YA, from time to time, and YA agreed to purchase from the Company, up to $25 million of shares of the Company’s common stock (the “SEPA Shares”). The Company paid a commitment fee of approximately $250 thousand to YA and consent fee of $25 thousand to the holder of shares of Series B Preferred Stock, which was paid through the issuance of 65,320 shares of common stock. The commitment and consent fees were recorded within Other expense, net on the Company’s consolidated financial statements for the year ended December 31, 2024. The Company and YA also entered into a registration rights agreement, pursuant to which the Company agreed to prepare and file with the SEC a Registration Statement on Form S-1, registering the resale of the SEPA Shares. On November 12, 2024, the Company filed a registration statement on Form S-1 (File No. 333-282559) with the SEC for the resale by YA of 3,000,000 SEPA Shares, which was declared effective by the SEC on February 5, 2025. During the six months ended June 30, 2025, the Company has issued and sold approximately 1.5 million shares of common stock to YA pursuant to the SEPA for aggregate net proceeds to the Company of approximately $2.0 million.

ATM Agreement

On April 29, 2025, the Company entered into the ATM Agreement” with Wainwright, as sales agent, pursuant to which the Company may offer and sell, from time to time, through Wainwright, up to $3.75 million of shares of common stock. The Company will pay Wainwright a commission of 3.0% of the aggregate gross proceeds from each sale of shares and has agreed to provide Wainwright with customary indemnification and contribution rights. During the three months ended June 30, 2025, the Company sold 3,340,663 shares of common stock pursuant to the ATM Agreement for net proceeds of $2.2 million after deducting sales agent commissions of approximately $88 thousand. The Company has sold 1,867,824 shares of common stock pursuant to the ATM Agreement subsequent to June 30, 2025 for additional net proceeds of approximately $1.4 million.

Reservation of Shares

The Company had reserved common shares for future issuance as follows as of June 30, 2025:

Stock options outstanding	2,645
Restricted stock units outstanding	209,885
Warrants outstanding	2,347,135
Common stock available for future equity awards or issuance of options	1,720,565
Number of common shares reserved	4,280,230

As noted above in relation to the Series B Preferred Stock, as of June 30, 2025, the Series B Preferred Stock can be converted to 1,250,000 shares of the Company’s common stock at approximately $5.00 per share. The Company also notes that as of June 30, 2025, there are 23,138 Series A preferred stock available for future equity awards under the 2021 Plan.

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

The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted per share computations for operations for the three and six months ended June 30:

(Dollars in thousands, except shares)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Numerator:
Net loss	$(7,780)	$(9,145)	$(15,134)	$(11,689)
(Less) Net income (loss) attributable to non-controlling interest	398	(1,728)	196	(4,438)
Net loss attributable to Soluna Holdings, Inc.	(7,382)	(10,873)	(14,938)	(16,127)
Less: Preferred dividends or deemed dividends	-	(66)	-	(452)
Less: Cumulative Preferred Dividends in arrears	(2,956)	(2,609)	(5,908)	(4,331)
Balance	$(10,338)	$(13,548)	$(20,846)	$(20,910)
Denominator:
Basic and Diluted EPS:
Common shares outstanding, beginning of period, including penny warrants	11,327,446	2,958,851	11,327,446	2,592,454
Weighted average common shares issued during the period including penny warrants issued and outstanding as of quarter-end	3,663,679	1,594,845	2,146,536	1,091,104
Denominator for basic and diluted earnings per common shares — weighted average common shares	14,991,125	4,563,696	13,473,983	3,683,558
Basic and diluted loss per share	$(0.69)	$(2.97)	$(1.55)	$(5.68)

The Company notes as continuing operations was in a Net loss for the three and six months ended June 30, 2025 and 2024, as such basic and diluted EPS is the same balance as continuing operations acts as the control amount in which would cause antidilution. Not included in the computation of earnings per share, assuming dilution, for the three and six months ended June 30, 2025, were options to purchase 2,645 shares of the Company’s common stock, 209,885 nonvested restricted stock units, and 2,347,135 outstanding warrants not exercised which excludes penny warrants that can be potentially exercised. These potentially dilutive items were excluded because the calculation of incremental shares resulted in an anti-dilutive effect.

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

10. Commitments and Contingencies

Commitments:

Leases

The Company determines whether an arrangement is a lease at inception. The Company and its subsidiaries have operating leases for certain manufacturing, laboratory, office facilities and certain equipment. The leases have remaining lease terms of approximately 3 years to less than ten years. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of June 30, 2025 and December 31, 2024, the Company has no assets recorded under finance leases.

Lease expense for these leases is recognized on a straight-line basis over the lease term. For the three and six months ended June 30, total lease costs are comprised of the following:

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Operating lease cost	$18	$61	$37	$122
Short-term lease cost	38	—	38	—
Total net lease cost	$56	$61	$75	$122

Short-term leases are leases having a term of twelve months or less. The Company recognizes short-term leases on a straight-line basis and does not record a related asset or liability for such leases. On April 3, 2025, Soluna KK Energy ServiceCo, LLC (“Soluna KK Energy”), a subsidiary of the Company, entered into a lease agreement for 50 acres of property located in Willacy County, Texas, for the purpose of constructing, installing, operating, and maintaining modular data centers and related facilities. Soluna KK Energy can terminate the lease within six months of April 3, 2025. As of June 30, 2025, there was uncertainty over project funding and whether the Company would extend the lease agreement. As such, the Company recorded the lease agreement as short-term. If Soluna KK Energy extends the lease agreement for an additional term of twenty-two years, the Company will record a right-of-use asset and lease liability.

Other information related to leases was as follows:

Six Months Ended June 30, 2025

Weighted Average Remaining Lease Term (in years):
Operating leases	5.36

Weighted Average Discount Rate:
Operating leases	7.71%

(Dollars in thousands)	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024

Supplemental Cash Flows Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$41	$123

Non-Cash Activity Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$-

Maturities of noncancellable operating lease liabilities are as follows for the quarter ending June 30:

(Dollars in thousands)
2025
2025 (remainder of year)	$41
2026	82
2027	82
2028	29
2029	29
Thereafter	88
Total lease payments	351
Less: imputed interest	(68)
Total lease obligations	283
Less: current obligations	63
Long-term lease obligations	$220

As of June 30, 2025, there were no additional operating lease commitments that had not yet commenced.

Project Dorothy 2 and Project Kati Commitments:

As of June 30, 2025, the Company was contractually committed for approximately $10.1 million of capital expenditures, primarily related to infrastructure builds, equipment procurement, and labor associated with the Company’s Project Dorothy 2 and Project Kati datacenters. These capital expenditures are expected to occur over the current year.

Contingencies:

Spring Lane Capital Contingency

The Company has a potential contingency associated with an agreement with Spring Lane of up to $250 thousand which would be reduced by a proportion of funding received from Spring Lane up to the $45.0 million aggregate contribution cap. The Company considers the probability of a payment for the contingency to be remote.

Bonus Contingency

During the year ended December 31, 2024, the Company’s Board of Directors approved a discretionary bonus program with an aggregate payout of approximately $2.1 million, including associated payroll taxes. The bonus is subject to achievement of specific conditions. As of June 30, 2025, management evaluated the likelihood of meeting the requisite conditions for payout and determined that it is not probable that conditions will be satisfied. Accordingly, no liability has been recorded in the accompanying condensed consolidated financial statements as of June 30, 2025 and December 31, 2024. The Company will continue to monitor the status of the conditions and will recognize a liability in future periods if and when it becomes probable that the bonus will be paid.

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

On March 13, 2024, NYDIG served the NYDIG Defendants with a post-judgment discovery seeking information regarding the NYDIG Defendants’ assets and liabilities. The NYDIG Defendants completed responding to NYDIG’s initial document requests on May 13, 2024. On September 24, 2024, NYDIG sent a letter seeking supplemental discovery from the NYDIG Defendants, and the NYDIG Defendants completed responding to NYDIG’s additional/supplemental document requests by November 20, 2024. A deposition of a representative of the NYDIG Defendants occurred on January 23, 2025. On April 2, 2025, NYDIG sent another letter seeking supplemental discovery from the NYDIG Defendants or alternatively to commence discovery discussions. The NYDIG Defendants sent a response on April 10, 2025 requesting contact information for potential settlement discussions and proposing a rolling discovery schedule; as of August 14, 2025 there has not been a response on the proposed discovery schedule.

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

As of June 30, 2025, the Company still has an outstanding principal of approximately $9.2 million and outstanding interest and penalty balance of approximately $3.0 million. This settlement did not result in the admission of any liability on the part of SHI, whose declaratory judgment remains the subject of litigation.

11. Related Party Transactions

MeOH Power, Inc.

On December 18, 2013, MeOH Power, Inc. and the Company executed a Senior Demand Promissory Note (the Note) in the amount of $380 thousand to secure the intercompany amounts due to the Company from MeOH Power, Inc. upon the deconsolidation of MeOH Power, Inc. Interest accrues on the Note at the Prime Rate in effect on the first business day of the month, as published in the Wall Street Journal. At the Company’s option, all or part of the principal and interest due on this Note may be converted to shares of common stock of MeOH Power, Inc. at a rate of $0.07 per share. Interest began accruing on January 1, 2014. The Company recorded a full allowance against the Note. As of June 30, 2025 and December 31, 2024, $394 thousand and $385 thousand, respectively, of principal and interest are available to convert into shares of common stock of MeOH Power, Inc. Any adjustments to the allowance are recorded as miscellaneous expense during the period incurred.

Employee Receivables

Certain employees have a receivable due to the Company based on their stock-based awards, in which $128 thousand and $178 thousand was outstanding as of June 30, 2025 and December 31, 2024, respectively. The balance is currently presented as $31 thousand and $82 thousand, respectively within Prepaid expenses and other current assets as of June 30, 2025 and December 31, 2024, and $97 thousand and $96 thousand, respectively within Other assets on the condensed consolidated financial statements.

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

The Company owned approximately 1.79% of HEL, calculated on a converted fully diluted basis, as of June 30, 2025 and December 31, 2024. The Company’s equity investment of HEL was fully impaired in fiscal year 2023, as such the equity investment is valued at $0 for both June 30, 2025 and December 31, 2024. The Company may enter into additional transactions with HEL in the future.

12. Stock Based Compensation

The Company currently issues awards under the Soluna Holdings, Inc. Third Amended and Restated 2021 Stock Incentive Plan, as amended (the “2021 Plan”), and the Soluna Holdings, Inc. Amended and Restated 2023 Stock Incentive Plan, as amended (the “2023 Plan”). There were no amendments to the 2021 Plan or the 2023 Plan during the three and six months ended June 30, 2025. For further details regarding our stock-based compensation plans and the methods and assumptions used in the determination of the fair value of stock-based awards, refer to our Annual Report on Form 10-K filed with the SEC on March 31, 2025.

During the three and six months ended June 30, 2025, the Company awarded the following under the 2021 Plan:

Award Type	Number of Awards	Fair Value/Closing Market Price at Grant

Restricted Stock Awards – Common Stock	2,140,683	$0.64
Restricted Stock Units – Common Stock	32,000	$0.63
	2,172,683

1,201,312 of the restricted stock awards vest at separation from the Company, 939,371 of the restricted stock awards vest 33% on June 1 ,2026, 33% on June 1, 2027 and 34% on June 1, 2028, and 32,000 of the restricted stock units vest 33% on June 3, 2026, 33% on June 3, 2027 and 34% on June 3, 2028.

During the three and six months ended June 30, 2024, the Company awarded the following under the 2021 Plan:

Award Type	Number of Awards	Fair Value/Closing Market Price at Grant

Restricted Stock Awards – Common Stock	391,544	$1.52
Restricted Stock Awards – Common Stock	90,734	$2.41
Restricted Stock Awards – Preferred A Stock	1,892,300	$2.50
	2,374,578

During the three and six months ended June 30, 2024, the Company awarded the following under the 2023 Plan:

Award Type	Number of Awards	Fair Value/Closing Market Price at Grant

Restricted Stock Awards – Common Stock	610,234	$1.52
Restricted Stock Awards – Common Stock	57,255	$2.41
	667,489

25,309 of the restricted stock awards vest immediately, 2,022,246 of the restricted stock awards vest at separation from the Company, 690,223 of the restricted stock awards vest 33% on June 1 ,2024, 33% on June 1, 2025 and 34% on June 1, 2026, and 304,289 of the restricted stock awards vest 33% on June 1, 2025, 33% on June 1, 2026 and 34% on June 1, 2027.

No options were granted under the 2021 Plan and the 2023 Plan for the three and six months ended June 30, 2025 and June 30, 2024.

During April 2024, the Company cancelled certain vested Awards and modified the terms of certain unvested Awards, to permit different settlement outcomes. The service period and vesting terms were changed at the time of modification. All such vested Awards were fully vested as of the cancellation date and all compensation cost had been recognized. All such unvested equity awards were probable of vesting as of the modification date and the change was accounted for as a Type I modification. In a Type I modification, the Company is required to calculate the incremental difference of the awards, which equals the difference of new award value inclusive of estimated forfeitures and the fair value of the original award as of the modification date. As of the modification date, there is no reversal or adjustment of previously recognized stock compensation expense. The modification related to the cancellation of 48,547 under the water stock options granted to eight board members. The options were replaced with new awards of restricted stock. The amount of incremental compensation cost resulting from the modification was approximately $4.0 million.

The Company will recognize the compensation expense on a straight-line basis over the service period for the entire Awards. Accordingly, as of June 30, 2025 and December 31, 2024, the Awards from the Plans are presented within the stockholders’ equity section of the Company’s balance sheet.

As of June 30, 2025, unrecognized compensation cost related to unvested Awards was approximately $9.3 million. That cost is expected to be recognized over a weighted-average period of approximately 1.5 years.

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

Stock Compensation

In March 2024, the FASB issued ASU 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards (“ASU 2024-01”), to clarify the scope application of profits interest and similar awards by adding illustrative guidance in ASC 718, Compensation—Stock Compensation (“ASC 718”). ASU 2024-01 clarifies how to determine whether profits interest and similar awards should be accounted for as a share-based payment arrangement (ASC 718) or as a cash bonus or profit-sharing arrangement (ASC 710, Compensation—General, or other guidance) and applies to all reporting entities that account for profits interest awards as compensation to employees or non-employees. In addition to adding the illustrative guidance, ASU 2024-01 modified the language in paragraph 718-10-15-3 to improve its clarity and operability without changing the guidance. ASU 2024-01 is effective for fiscal years beginning after December 15, 2024, and interim periods within those annual periods. Early adoption is permitted. The amendments should be applied either retrospectively to all prior periods presented in the financial statements, or prospectively to profits interests and similar awards granted or modified on or after the adoption date. The Company notes that this ASU did not have an impact on the condensed consolidated financial statements for the three and six months ended June 30, 2025. If any new awards are issued in the future, the Company will evaluate the scope application of this ASU.

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

The carrying amount of the assets and liabilities was as follows for DVSL:

(Dollars in thousands)	June 30, 2025	December 31, 2024

Current assets:
Cash and restricted cash	$2,785	$2,598
Accounts receivable, net	689	481
Other receivable, related party	434	1,090
Prepaid expenses and other current assets	90	34
Total current assets	3,998	4,203

Other assets, related party	1,948	2,452
Operating lease right-of-use assets	41	42
Property, plant and equipment, net	12,285	12,744
Total assets	$18,272	$19,441

Current liabilities:
Due to intercompany	$-	$51
Accrued liabilities	818	1,608
Customer deposits	899	296
Operating lease liability	4	4
Total current liabilities	1,721	1,959
Operating lease liability	37	39

Other liabilities, related party	291	275
Total liabilities	$2,049	$2,273

Effective January 1, 2023, the Company’s ownership in DVSL was reduced from 67.8% to 14.6%; see above for details.

On May 9, 2023, the Company’s indirect subsidiary DVCC completed a strategic partnership and financing with a special purpose vehicle, Navitas West Texas Investments SPV, LLC, (“Navitas”) organized by Navitas Global, to complete the second phase of the Dorothy Project (“Dorothy 1B”). Under a Contribution Agreement among the parties, the Company owned a substantially complete 25MW data center under construction, in which the Company had contributed capital expenditures for the data center. Soluna and Navitas amended and restated the Initial LLCA (the “Existing LLCA”) to reflect Navitas’ contribution of $4.5 million and its receipt of 4,500 Membership Interests, constituting 26.5% of the outstanding Membership Interests of DVCC. On June 2, 2023, Soluna and Navitas amended and restated the Existing LLCA to (a) reflect (i) Navitas’s additional capital contribution of approximately $7.6 million and receipt of an additional 7,597 Membership Interests, for a total of 12,097 Membership Interests and 49% ownership of DVCC, and (ii) Soluna’s additional capital contribution of $1.34 million and receipt of an additional 1,340 Membership Interests, for a total of 12,590 Membership Interests and 51% ownership of DVCC, and (b) describe the respective rights and obligations of the Members and the management of DVCC. As of June 30, 2025, Navitas owns 49% and Soluna owns 51% of DVCC.

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

Accordingly, the accounts of DVCC are consolidated in the accompanying financial statements.

The carrying amount of the VIE’s assets and liabilities was as follows for DVCC:

(Dollars in thousands)	June 30, 2025	December 31, 2024

Current assets:
Cash and restricted cash	$1,560	$2,057
Accounts receivable	33	37
Prepaid expenses and other current assets	100	49
Other receivable, related party	1,582	1,692
Total current assets	3,275	3,835

Other assets, related party	1,948	2,452
Operating lease right-of-use assets	41	42
Property, plant and equipment, net	15,742	17,774
Total assets	$21,006	$24,103

Current liabilities:
Due to intercompany	$1,426	$1,475
Accrued liabilities	616	1,392
Operating lease liability	4	4
Current portion of debt	-	137
Total current liabilities	2,046	3,008

Operating lease liability	37	39
Total liabilities	$2,083	$3,047

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

On May 16, 2024, the Company secured $1.0 million in financing from SLC for equipment and machinery for Project Dorothy 2 through an Equipment Loan Agreement (the “ELA”) between SDI SL Borrowing - 1, LLC (the “Borrower”) and SLC. On that date, SLC lent the Borrower $720,000 to purchase medium voltage cables and low voltage switchboards. This debt was later assigned to ComputeCo on the Effective Date. Subsequently, the borrowing amount was paid in full by issuing SLC Class B Membership Interests in the Dorothy 2 project valued at three times the borrowing amount (i.e., $2.16 million).

On April 4, 2025, the Company transferred its Class B Membership to SLC, resulting in 0% Class B Membership Interests held by the Company. SDI still retains 100% Class A Membership Interests in ComputeCo as of June 30, 2025. Based on evaluation, the Company would be able to consolidate this entity.

The Company evaluated this legal entity under ASC 810, Consolidations and determined that this entity is a VIE, as the equity holders as a group do not have the characteristics of a controlling financial interest. Even though SLC has all of the Class B membership, the Company holds all the Class A membership, which gives them the ability to control the significant decisions made in the ordinary course of business. The Company has the right to receive benefits that could potentially be significant to the VIE through its Class A membership interest, as it is eligible to receive 50% of distributions upon SLC obtaining a specified internal rate of return. The non-controlling shareholders do not hold substantive participating rights, voting rights or liquidation rights.

The carrying amount of the assets and liabilities was as follows for ComputeCo:

(Dollars in thousands)	June 30, 2025	December 31, 2024

Current assets:
Cash and restricted cash	$1,080	$402
Accounts receivable, trade	171	-
Accounts receivable, intercompany	-	2,868
Prepaid expenses and other current assets	210	41
Other receivable, related party	3,118	3,370
Total current assets	4,579	6,681

Other assets	463
Other assets, related party	14,152	13,223
Operating lease right-of-use assets	78	82
Property, plant and equipment, net	9,132	-
Deposits on equipment	-	716
Total assets	$28,404	$20,702

Current liabilities:
Accounts payable, trade	$468	$-
Accounts payable, related party	2,685	3,598
Accrued liabilities	172	-
Due to intercompany	-	9
Customer deposits	30	-
Operating lease liability	8	7
Total current liabilities	3,363	3,614

Other liabilities	84	-
Operating lease liability	72	74
Total liabilities	$3,519	$3,668

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

The Cryptocurrency Mining segment generates revenue from the cryptocurrency the Company earns through its Bitcoin mining activities, which is currently generated from Project Dorothy, and previously from Project Sophie and Marie. The Data Center Hosting segment generated revenue from hosting services provided to third-party Bitcoin mining customers at the Company’s data centers, which were previously at Project Marie and are currently from Project Sophie and Project Dorothy. The High-Performance Computing Services segment may generate revenue from either the sale or lease of HPC assets (such as Project Ada which leased GPUs), or from HPC/AI data centers to be leased to third-party HPC/AI customers. This segment began generating revenue in December 2024, as Project Ada worked to build its customer base. With the termination of the HPE Agreement, revenue was minimal for the six months ended June 30, 2025 and a majority of the costs associated with the termination of approximately $28.6 million were included in the December 31, 2024 financial statements.

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

The following table details revenue, cost of revenues, and other operating costs for the Company’s reportable segments for three months ended June 30, 2025 and 2024, and reconciles to net income (loss) on the consolidated statements of operations:

For the three months ended June 30, 2025

	Cryptocurrency Mining	Data Center Hosting	High- Performance Computing Services	Total
Segment Revenue: Revenue from external customers	$2,861	$3,136	$-	$5,997
Reconciliation of revenue
Demand response revenue (a)				161
Total consolidated revenue				6,158
Less: Segment cost of revenue
Utility costs	1,278	471	-	1,749
Wages, benefits, and employee related costs	203	531	-	734
Facilities and Equipment costs	250	521	-	771
Cost of revenue- depreciation	1,074	512	-	1,586
Other cost of revenue*	148	364	-	512
Total segment cost of revenue	2,953	2,399	-	5,352
General and administrative expenses	40	94	110	244
Impairment on fixed assets	-	12	-	12
Segment operating income (loss)	$(132)	$631	$(110)	$389

For the three months ended June 30, 2024

	Cryptocurrency Mining	Data Center Hosting	High- Performance Computing Services	Total
Segment Revenue: Revenue from external customers	$4,484	$4,898	$-	$9,382
Reconciliation of revenue
Demand response revenue (a)			-	293
				9,675
Less: Segment cost of revenue
Utility costs	1,322	1,363	-	2,685
Wages, benefits, and employee related costs	190	468	-	658
Facilities and Equipment costs	336	323	-	659
Cost of revenue- depreciation	1,065	441	-	1,506
Other cost of revenue*	127	92	-	219
Total segment cost of revenue	3,040	2,687	-	5,727
General and administrative expenses	106	146	58	310
Impairment on fixed assets	-	-	-	-
Segment operating income	$1,338	$2,065	$(58)	$3,345

(a)	Demand response service revenue is included as a reconciling item of total revenue and not included as part of segment gross profit or loss.

*	Other cost of revenue includes insurance, outside service costs and margins, and general costs.

The following table presents the reconciliation of segment operating income (loss) to net income (loss) before taxes:

	For the three months ended June 30,
	2025	2024
Segment operating income	$389	$3,345

Reconciling Items:
Elimination of intercompany costs	381	162
Other revenue (a)	161	293
General and administrative, exclusive of depreciation and amortization (b)	(5,152)	(5,072)
General and administrative, depreciation and amortization	(2,403)	(2,403)
Interest expense	(1,196)	(449)
Loss on debt extinguishment and revaluation, net	-	(5,600)
Loss on sale of fixed assets	(22)	(21)
Other expense, net	(546)	(49)
Net loss before taxes	$(8,388)	$(9,794)

(a)	Demand response service revenue is included as a reconciling item of total revenue and not included as part of segment gross profit or loss

(b)	The reconciling general and administrative expense, exclusive of depreciation and amortization represent corporate and unallocated general and administrative expenses for the three months ended June 30, 2025 and 2024.

The following table details revenue, cost of revenues, and other operating costs for the Company’s reportable segments for six months ended June 30, 2025 and 2024, and reconciles to net income (loss) on the consolidated statements of operations:

For the six months ended June 30, 2025

	Cryptocurrency Mining	Data Center Hosting	High- Performance Computing Services	Total
Segment Revenue: Revenue from external customers	$5,860	$5,538	$28	$11,426
Reconciliation of revenue
Demand response revenue (a)				668
Total consolidated revenue				12,094
Less: Segment cost of revenue
Utility costs	2,690	861	-	3,551
Wages, benefits, and employee related costs	421	1,001	7	1,429
Facilities and Equipment costs	457	886	-	1,343
Cost of revenue- depreciation	2,147	913	-	3,060
Other cost of revenue*	288	508	-	796
Total segment cost of revenue	6,003	4,169	7	10,179
General and administrative expenses	55	175	269	499
Impairment on fixed assets	-	12	-	12
Segment operating income (loss)	$(198)	$1,182	$(248)	$736

For the six months ended June 30, 2024

	Cryptocurrency Mining	Data Center Hosting	High- Performance Computing Services	Total
Segment Revenue: Revenue from external customers	$10,880	$10,176	$-	$21,056
Reconciliation of revenue
Demand response revenue (a)			-	1,168
				22,224
Less: Segment cost of revenue
Utility costs	2,699	2,720	-	5,419
Wages, benefits, and employee related costs	381	927	-	1,308
Facilities and Equipment costs	511	622	-	1,133
Cost of revenue- depreciation	2,152	877	-	3,029
Other cost of revenue*	304	309	-	613
Total segment cost of revenue	6,047	5,455	-	11,502
General and administrative expenses	107	153	58	318
Impairment on fixed assets	130	-	-	130
Segment operating income (loss)	$4,596	$4,568	$(58)	$9,106

(a)	Demand response service revenue is included as a reconciling item of total revenue and not included as part of segment gross profit or loss.

*	Other cost of revenue includes insurance, outside service costs and margins, and general costs.

The following table presents the reconciliation of segment operating income (loss) to net income (loss) before taxes:

	For the six months ended June 30,
	2025	2024
Segment operating income	$736	$9,106

Reconciling Items:
Elimination of intercompany costs	446	322
Other revenue (a)	668	1,168
General and administrative, exclusive of depreciation and amortization (b)	(10,845)	(9,060)
General and administrative, depreciation and amortization	(4,807)	(4,805)
Interest expense	(2,034)	(873)
Gain (loss) on debt extinguishment and revaluation, net	551	(8,698)
Loss on sale of fixed assets	(22)	(21)
Other expense, net	(860)	(25)
Net loss before taxes	$(16,167)	$(12,886)

(a)	Demand response service revenue is included as a reconciling item of total revenue and not included as part of segment gross profit or loss

(b)	The reconciling general and administrative expense, exclusive of depreciation and amortization represent corporate and unallocated general and administrative expenses for the six months ended June 30, 2025 and 2024.

Concentrations

During the three months ended June 30, 2025 and June 30, 2024, aside from the Bitcoin Mining revenue generated as a result of the Company’s participation in a mining pool and the Company’s participation in the demand response program, three customers each contributed more than 10% of the Company’s total consolidated revenue constituting approximately 40% for the three months ended June 30, 2025 and two customers contributed more than 10% of the Company’s total consolidated revenue constituting approximately 41% of the Company’s total consolidated revenue for the three months ended June 30, 2024.

During the six months ended June 30, 2025 and June 30, 2024, aside from the Bitcoin Mining revenue generated as a result of the Company’s participation in a mining pool and the Company’s participation in the demand response program, three customers each contributed more than 10% of the Company’s total consolidated revenue constituting approximately 37% for the six months ended June 30, 2025 and two customers contributed more than 10% of the Company’s total consolidated revenue constituting approximately 36% of the Company’s total consolidated revenue for the six months ended June 30, 2024.

For the three and six months ended June 30, 2025 and 2024, all of the Company’s cryptocurrency mining revenue was generated from Project Dorothy 1B (data center located in Silverton, Texas).

For the three months ended June 30, 2025 and June 30, 2024, approximately 53% and 73% of the Company’s data center hosting revenue was generated from Project Dorothy 1A, 40% and 27% from Project Sophie, and 7% and 0% from Project Dorothy 2, respectively. For the six months ended June 30, 2025 and June 30, 2024, approximately 55% and 70% of the Company’s data center hosting revenue was generated from Project Dorothy 1A, 41% and 30% from Project Sophie, and 4% and 0% from Project Dorothy 2, respectively.

16. Subsequent Events

July 2025 Public Offering

On July 15, 2025, the Company entered into a securities purchase agreement with the purchasers signatory thereto, pursuant to which the Company sold in a public offering (the “July 2025 Offering”) an aggregate of (i) 8,794,544 shares of common stock (each a “Share” and collectively, the “Shares”); (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase 296,365 shares of common stock; (iii) Series A warrants (the “Series A Warrants”) to purchase 9,090,909 shares of common stock; and (iv) Series B warrants (the “Series B Warrants,” and together with the Series A Warrants, the “Common Warrants”) to purchase 9,090,909 shares of common stock.

Each Share or Pre-Funded Warrant was sold together with one Series A Warrant to purchase one Share and one Series B Warrant to purchase one Share. The combined public offering price for each Share (or Pre-Funded Warrant) and accompanying Common Warrants was $0.55. The Pre-Funded Warrants have an exercise price of $0.001 per share, are exercisable immediately upon issuance and will expire when exercised in full. Each Common Warrant has an exercise price of $0.55 per share and is exercisable immediately upon issuance. The Series A Warrants will expire on the five-year anniversary of the initial exercise date of July 17, 2025 and the Series B Warrants will expire on the twenty-four-month anniversary of the initial exercise date of July 17, 2025.

The net proceeds of the July 2025 Offering, after deducting the fees and expenses of the placement agent and other offering expenses payable by the Company, but excluding the net proceeds, if any, from the exercise of the Common Warrants, is approximately $4.3 million. The July 2025 Offering closed on July 17, 2025.

Project Kati Financing

On July 22, 2025, the Company closed a $20 million round of financing from Spring Lane Capital for a 35 megawatt (MW) expansion of Project Kati in Texas with Project Kati 1. The funds will be used for the construction of Project Kati 1 beginning in the third quarter of 2025.

Chief Financial Officer Resignation and Appointment

On August 5, 2025, John Tunison, the Company’s Chief Financial Officer, notified the Company that, effective August 21, 2025, he will resign from his position as Chief Financial Officer and Treasurer of the Company. In connection with Mr. Tunison’s resignation, on August 8, 2025, David C. Michaels, a member of the Company’s Board of Directors, was appointed as the Company’s interim Chief Financial Officer and Treasurer, effective August 21, 2025.

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

The following discussion of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and the related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2024 contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2025 (the “Annual Report”).

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

The profitability of this business is affected by several variables, including the market price of Bitcoin, global network hash rate, mining difficulty, electricity and infrastructure costs, and mining pool fees. In addition, Bitcoin undergoes a periodic “halving” event approximately every four years, reducing the Block Reward and potentially impacting future revenue. For the three and six months ended June 30, 2025, our Bitcoin Mining Business represented approximately 46% and 48% of total revenue. For the three and six months ended June 30, 2024, our Bitcoin Mining Business represented approximately 46% and 49% of total revenue.

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

For the three and six months ended June 30, 2025, our Bitcoin Hosting Business accounted for approximately 51% and 46% of total revenue. For the three and six months ended June 30, 2024, our Bitcoin Hosting Business accounted for approximately 51% and 46% of total revenue. Revenue in the Bitcoin Hosting Business was concentrated among a small number of customers. For the three months ended June 30, 2025, three customers made up approximately 79% of hosting revenue and 40% of total revenue. For the six months ended June 30, 2025, three customers made up approximately 80% of hosting revenue and 37% of total revenue.

High Performance Computing (HPC) Business

In June 2024, we began providing GPU-as-a-Service in partnership with Hewlett Packard Enterprise Company (“HPE”), offering GPU resources to startups, enterprises, and GPU marketplaces for a fee. As further described in our Annual Report, we terminated our agreement with HPE.

We are currently developing new infrastructure projects intended to support AI and HPC workloads. These efforts include engagement with potential joint venture partners, conducting site and feasibility studies, securing access to power and land, and performing other early-stage development activities.

Our first planned AI/HPC colocation project is Project Kati, which is in advanced development. Additional projects, including the announced Project Rosa, are also in progress. For the fiscal year 2024 and the six months ended June 30, 2025, we generated minimal revenue from our HPC Business.

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

For the three and six months ended June 30, 2025, our Demand Response Business represented approximately 3% and 6% of total revenue. For the three and six months ended June 30, 2024, our Demand Response Business represented approximately 3% and 5% of total revenue.

Operations and Project Pipeline

As of June 30, 2025, we operate approximately 91 MW of capacity across two active sites located in Murray, Kentucky and Silverton, Texas. An additional 32 MW is under construction at our D2 project site, and as of June 30, 2025, we had over 650 MW of facilities in advanced development or near shovel-ready status. In total, our project pipeline includes over 2.8 gigawatts (GW) of renewable energy-powered data center developments.

A summary of our pipeline, current and anticipated operating locations are as follows (as of June 30, 2025):

Project Name	Location	MW	Status	Line of Business	Power Source

Sophie	Murray, KY	25	Operating	Bitcoin Hosting	Grid / Hydro

Dorothy 1A	Silverton, TX	25	Operating	Bitcoin Hosting	Wind

Dorothy 1B	Silverton, TX	25	Operating	Bitcoin Mining	Wind

Dorothy 2	Silverton, TX	16/32	Operating/ In Construction	Bitcoin Hosting	Wind

Grace	Silverton, TX	2	Development	HPC	Wind

Kati	Willacy County, TX	166	Development	Bitcoin Hosting / AI or HPC	Wind

Rosa	Snyder, TX	187	Development	Bitcoin Hosting / AI or HPC	Wind

Hedy	Cameron County, TX	120	Development	Bitcoin Hosting / AI or HPC	Wind

Ellen	Cameron County, TX	100	Development	Bitcoin Hosting / AI or HPC	Wind

Annie	Lamar, TX	75	Development	Bitcoin Hosting / AI or HPC	Solar

We manage our data center operations using MaestroOS. MaestroOS continuously monitors and analyzes a variety of real-time signals, including local electricity prices, weather conditions, Bitcoin market metrics, and grid demand signals, to optimize facility performance. In addition, MaestroOS is used to coordinate and execute our participation in demand response programs.

We finance the development and construction of our data centers through a combination of public equity offerings, debt instruments, and partnerships with project-level capital providers. As of June 30, 2025, we had two primary project-level financing partners:

●	Spring Lane Capital (“SLC”) – A private venture capital firm with approximately $450 million in assets under management, focused on sustainability-oriented infrastructure. On May 3, 2022, SLC committed $35 million to finance Soluna’s Project Dorothy 1A (“D1A”). On July 22, 2024, SLC committed an additional $30 million to support the development of D2. On July 22, 2025, SLC committed $20.0 million for the first phase of the construction on Project Kati, subject to customary conditions.

●	Navitas West Texas Investments SPV, LLC (“Navitas”) – an investment vehicle organized by Navitas Global, a private equity firm focused on sustainable Bitcoin mining. On May 9, 2023, we entered into a strategic partnership with Navitas to support mining operations at Project Dorothy 1B (“D1B”).

Project Dorothy

During 2023, we transitioned our flagship data center Project Dorothy from construction to operations. This data center is co-located with Briscoe Wind Farm (“Briscoe”), a 150 MW wind power generation facility in Silverton, Texas. The project comprises three phases, D1A and D1B (each 25 MW facilities), and D2 (48 MW facility).

Project Dorothy 1A

D1A is focused on Bitcoin Hosting for industry hyperscale miners. There are approximately 7,800 Bitcoin miners installed at D1A, which as of June 30, 2025, resulted in a hashrate of approximately 900 TH/s. For the year ended December 31, 2024, D1A consumed over 45,700 MWh of Curtailed Energy and for the three and six months ended June 30, 2025, D1A consumed over 12,100 and 24,000 MWh of Curtailed Energy.

D1A was constructed in partnership with SLC, a leading venture capital firm focused on sustainability solutions. SLC owns approximately 85% of the Class B Membership Units of D1A, while we own 15% of the Class B Membership Units of D1A and own 100% of the Class A Membership Units of D1A. After SLC achieves an 18% Internal Rate of Return hurdle, Soluna retains 50% of the profits on D1A.

Project Dorothy 1B

D1B is focused on proprietary Bitcoin Mining. There are approximately 6,900 Bitmain Antminer S19s, S19j Pro and S19j Pro+ machines installed, resulting in an installed hashrate of 817 PH/s. For the year ended December 31, 2024, D1B consumed over 44,500 MWh of Curtailed Energy and for the three and six months ended June 30, 2025, D1B consumed over 11,300 MWh and 24,400 MWh of Curtailed Energy. D1B is co-owned by Navitas, which owns approximately 49% of D1B, while we own the remaining 51%.

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

Project Dorothy 2

We began planning for the 48 MW expansion of Project Dorothy in 2023 – known as Project Dorothy 2. We partnered with SLC who agreed to finance up to $30 million of the project cost. We closed the initial financing contribution and operation agreement with SLC in July 2024 and broke ground in the third quarter of 2024. Initial energization and ramp-up began as of May 2025. This has enabled the commencement of the commissioning of the first of 3 phases, each of 16MW, that began in May 2025 and is expected to continue through October 2025 when the site is expected to be fully operational. As each phase is commissioned, it will begin to generate revenue, both due to Bitcoin Hosting and Demand Response Services. D2 features a superior financial waterfall structure and enhanced management and development fees for Soluna compared to D1A, allowing us to benefit from improved income once the facility is operational.

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

Sophie is focused on Bitcoin Hosting of multiple large customers. The data center generates revenue via a combination of fixed services fees and profit share, while energy cost is passed through. As of June 30, 2025, there are approximately 9,480 Bitcoin miners installed or contracted to be installed, resulting in an installed hashrate of approximately 1.24 EH/s and achieved a PUE of 1.03.

Project Kati

We are developing Project Kati in Willacy County, Texas, which is expected to be developed into 166 MW (broken out in 2 phases) of data centers for HPC, Bitcoin Hosting and other computing-intensive applications. It is co-located with a 272.6MW wind farm. We have completed the necessary studies for the ERCOT planning phase, which is the last formal step to secure approvals by regulatory agencies or grid operators, such as ERCOT in Texas, to proceed with project construction and commissioning. We have completed the necessary amendments to the interconnection agreements with American Electric Power, the transmission service provider. We have secured land, contingent on reaching final agreement with local government and schools regarding taxation, for the project and have started capital formation activities. On July 22, 2025, we finalized a contribution agreement from SLC for the first 35 MW of the 83 MW phase of Kati 1 with the goal of achieving initial energization by the first quarter of 2026.

Project Rosa

We are developing Project Rosa in Snyder, Texas, which is expected to be up to 187 MW of data center capacity for AI and Bitcoin Hosting and other computing-intensive applications. It will be co-located with a 242.5 MW wind farm. We have signed term sheets for both power and land purchase agreements in connection with this project.

Our Growth Strategy

Our growth strategy is focused on expanding our pipeline of renewable energy-powered data center projects and accelerating their development through joint ventures, co-ownership structures, and other strategic partnerships. Over time, we intend to increase our ownership stake in these projects to enhance long-term value.

We believe our renewable energy project pipeline—currently estimated at over 2.8 gigawatts (GW)—represents our most valuable strategic asset. We believe this pipeline has the potential to support the development of approximately 300 to 400 MW of new digital infrastructure annually over the next six to eight years.

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

In 2025, we are focused on advancing the following key initiatives:

●	Power Pipeline Expansion – Increasing the number of curtailment assessments completd with power partners, advancing more projects to shovel-ready status, and executing additional project term sheets.

●	AI Infrastructure Development – Form partnerships to harness the value of our considerable and growing pipeline by developing AI/HPC data center joint ventures. Building governance, advisory and employee AI/HPC expertise in support of expected growth strategy.

●	Project Optimization – Energize Project Dorothy 2, and enhancing the profitability, operational efficiency, and customer mix of our operational data centers, while improving overall customer satisfaction.

●	Capital Formation – Pursuing financing opportunities to support key growth initiatives, including Projects Kati and Rosa. Leveraging strength of project cash flows to refinance and/ or pull forward value of existing projects and to deploy debt financing in new projects.

Recent Developments

Chief Financial Officer Resignation and Appointment

On August 5, 2025, John Tunison, the Company’s Chief Financial Officer, notified the Company that, effective August 21, 2025, he will resign from his position as Chief Financial Officer and Treasurer of the Company. In connection with Mr. Tunison’s resignation, on August 8, 2025, David C. Michaels, a member of the Company’s Board of Directors, was appointed as the Company’s interim Chief Financial Officer and Treasurer, effective August 21, 2025.

Project Kati Financing

On July 22, 2025, the Company closed a $20 million round of financing from Spring Lane Capital for a 35 megawatt (MW) expansion of Project Kati in Texas with Project Kati 1. The funds will be used for the construction of Project Kati 1 beginning in the third quarter of 2025.

July 2025 Public Offering

On July 15, 2025, the Company entered into a securities purchase agreement with the purchasers signatory thereto, pursuant to which the Company sold in a public offering (the “July 2025 Offering”) an aggregate of (i) 8,794,544 shares of common stock (each a “Share” and collectively, the “Shares”); (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase 296,365 shares of common stock; (iii) Series A warrants (the “Series A Warrants”) to purchase 9,090,909 shares of common stock; and (iv) Series B warrants (the “Series B Warrants,” and together with the Series A Warrants, the “Common Warrants”) to purchase 9,090,909 shares of common stock,.

Each Share or Pre-Funded Warrant was sold together with one Series A Warrant to purchase one Share and one Series B Warrant to purchase one Share. The combined public offering price for each Share (or Pre-Funded Warrant) and accompanying Common Warrants was $0.55. The Pre-Funded Warrants have an exercise price of $0.001 per share, are exercisable immediately upon issuance and will expire when exercised in full. Each Common Warrant has an exercise price of $0.55 per share and is exercisable immediately upon issuance. The Series A Warrants will expire on the five-year anniversary of the initial exercise date and the Series B Warrants will expire on the twenty-four-month anniversary of the initial exercise date.

The net proceeds of the July 2025 Offering, after deducting the fees and expenses of the placement agent, and other offering expenses payable by the Company, but excluding the net proceeds, if any, from the exercise of the Common Warrants, is approximately $4.3 million. The July 2025 Offering closed on July 17, 2025.

ATM Agreement

On April 29, 2025, the Company entered into an At the Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), as sales agent, pursuant to which the Company may offer and sell, from time to time, through Wainwright, up to $3.75 million of shares of common stock. The Company will pay Wainwright a commission of 3.0% of the aggregate gross proceeds from each sale of shares and has agreed to provide Wainwright with customary indemnification and contribution rights.

During the three months ended June 30, 2025, the Company sold 3,340,663 shares of common stock pursuant to the ATM Agreement for net proceeds of $2.2 million after deducting sales agent commissions of approximately $88 thousand. The Company has sold 1,867,824 shares of common stock pursuant to the ATM Agreement subsequent to June 30, 2025 for additional net proceeds of approximately $1.4 million.

The shares of common stock sold under the ATM Agreement are offered and sold pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-286638) filed by the Company with the U.S. Securities and Exchange Commission (the “SEC”) on April 18, 2024, and declared effective by the SEC on April 29, 2025.

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

Project Ellen

We have signed a term sheet for power for Project Ellen, a new 100 MW data center co-located with a 145 MW wind farm in South Texas. The wind farm is owned by a new power partner—a leader in renewable energy and sustainable infrastructure both in the U.S. and internationally. Project Ellen will be developed in two 50MW phases, leveraging wind energy to drive sustainable computing at scale.

Project Annie

We have signed a term sheet for power for Project Annie, a new 75 MW data center co-located with a 114 MW solar farm in Northeast Texas. The solar farm is owned by a new power partner–a leader in renewable energy and sustainable infrastructure both in the U.S. and internationally.

Consolidated Results of Operations (unaudited)

Consolidated Results of Operations (unaudited) for the Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024.

The following table summarizes changes in the various components of our net loss during the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

(Dollars in thousands)	Three months ended June 30, 2025	Three months ended June 30, 2024	$ Change	% Change
Cryptocurrency mining revenue	$2,861	$4,484	$(1,623)	(36)%
Data hosting revenue	3,136	4,898	(1,762)	(36)%
Demand response service revenue	161	293	(132)	(45)%
Operating costs and expenses:
Cost of cryptocurrency mining revenue, exclusive of depreciation	1,767	1,883	(116)	(6)%
Cost of data hosting revenue, exclusive of depreciation	1,617	2,176	(559)	(26)%
Cost of cryptocurrency mining revenue- depreciation	1,074	1,065	9	1%
Cost of data hosting revenue- depreciation	512	441	71	16%
General and administrative expenses, exclusive of depreciation and amortization	5,397	5,382	15	-%
Depreciation and amortization associated with general and administrative expenses	2,403	2,403	-	-%
Impairment on fixed assets	12	-	12	100%
Operating loss	(6,624)	(3,675)	(2,949)	80%
Other expense, net	(546)	(49)	(497)	1,014%
Interest expense	(1,196)	(449)	(747)	166%
Loss on sale of fixed assets	(22)	(21)	(1)	5%
Loss on debt extinguishment and revaluation, net	-	(5,600)	5,600	(100)%
Loss before income taxes	(8,388)	(9,794)	1,406	(14)%
Income tax benefit, net	608	649	(41)	(6)%
Net loss	(7,780)	(9,145)	1,365	(15)%
Net (loss) income attributable to non-controlling interest, net	(398)	1,728	(2,126)	(123)%
Net loss attributable to Soluna Holdings, Inc.	$(7,382)	$(10,873)	$3,491	(32)%

The following table summarizes the balances for the project sites for cryptocurrency mining revenue, data hosting revenue, high-performance computing service revenue, demand response revenue, cost of cryptocurrency mining revenue, exclusive of depreciation, cost of data hosting revenue, exclusive of depreciation, cost of high-performance computing services, and cost of depreciation during the three months ended June 30, 2025:

	Soluna Digital
(Dollars in thousands)	Project Dorothy 1B	Project Dorothy 1A	Project Dorothy 2	Project Sophie	Other	Total

Cryptocurrency mining revenue	$2,861	$-	$-	$-	$-	$2,861
Data hosting revenue	-	1,653	210	1,273	-	3,136
Demand response services	-	-	-	-	161	161
Total revenue	2,861	1,653	210	1,273	161	6,158

Cost of cryptocurrency mining, exclusive of depreciation	1,767	-	-	-	-	1,767
Cost of data hosting revenue, exclusive of depreciation	-	851	346	420	-	1,617
Cost of cryptocurrency mining revenue- depreciation	1,074	-	-	-	-	1,074
Cost of data hosting revenue- depreciation	-	274	136	102	-	512
Total cost of revenue	2,841	1,125	482	522	-	4,970
Gross profit (loss)	$20	$528	$(272)	$751	$161	$1,188

The following table summarizes the balances for the project sites for cryptocurrency mining revenue, data hosting revenue, high-performance computing service revenue, demand response revenue, cost of cryptocurrency mining revenue, exclusive of depreciation, cost of data hosting revenue, exclusive of depreciation, cost of high-performance computing services, and cost of depreciation during the three months ended June 30, 2024:

	Soluna Digital
(Dollars in thousands)	Project Dorothy 1B	Project Dorothy 1A	Project Sophie	Other	Total

Cryptocurrency mining revenue	$4,484	$-	$-	$-	$4,484
Data hosting revenue	-	3,567	1,331	-	4,898
Demand response services	-	-	-	293	293
Total revenue	4,484	3,567	1,331	293	9,675

Cost of cryptocurrency mining, exclusive of depreciation	1,883	-	-	-	1,883
Cost of data hosting revenue, exclusive of depreciation	-	1,758	418	-	2,176
Cost of cryptocurrency mining revenue- depreciation	1,065	-	-	-	1,065
Cost of data hosting revenue- depreciation	-	290	151	-	441
Total cost of revenue	2,948	2,048	569	-	5,565
Gross profit	$1,536	$1,519	$762	$293	$4,110

Cryptocurrency Mining Revenue: Cryptocurrency mining revenue decreased between the three months ended June 30, 2025 compared to the three months ended June 30, 2024 related to the Bitcoin halving event that occurred in April 2024, resulting in a $1.0 million decrease from price and a $583 thousand decrease due to volume driven primarily by aging of miners and higher curtailment in 2025 which resulted in fewer available hours.

Data Hosting Revenue: Cryptocurrency hosting services provide energized space and operating services to third-party mining companies who locate their mining hardware at our mining locations- D1A, D2 and Project Sophie. Services include fees for hosting the miners which could be fixed fees or profit sharing, as well as potential additional fees for services provided such as installation charges or other services fees. The decrease for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 related mainly in December 2024, in which one of our largest customers who was on a fixed fee charge exited, and the replacement customers were on a profit-sharing fee structure,thereby causing a contract mix change.

Demand Response Service: Demand response service revenue was lower in the three months ended June 30, 2025 compared to the three months ended June, 2024 due to the fact that the capacity of MWs that we bid on were less due to known outages in the Texas area, as well as the aging of machines for D1B.

Cost of Cryptocurrency Mining Revenue, exclusive of depreciation: Cost of cryptocurrency mining revenue includes direct utility costs, site overhead expenses, and overhead costs that relate to the operations of our cryptocurrency mining facilities in Kentucky and Texas.

The decrease in costs for the three months ended June 30, 2025 compared to three months ended June 30, 2024 relate mainly to slight decreases in operating and electricity costs due to slight decrease in electricity usage.

Cost of Data Hosting Revenue, exclusive of depreciation: Cost of data hosting revenue includes utility charges, site overhead expenses, and other charges.

Cost of data hosting decreased for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 mainly due to a change in hosting contracts mix, in which contracts were entered that included electricity passthrough contracts replacing fixed rate volume contracts.

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

●	Stock based compensation expense was $1.9 million for the three months ended June 30, 2025 compared to approximately $1.4 million in relation to the three months ended June 30, 2024, an increase of approximately $500 thousand. This increase primarily related to additional grants issued to directors and officers in June of 2025 and September and December of 2024 in addition to a change in the forfeiture rate from 10% to 5%. The increase was partially offset by grants that stopped vesting from prior years during the quarter and grants that had portion which immediately vested during the 2024 quarter.

●	Salaries and benefits decreased approximately $175 thousand due to reduction in bonus expenses for 2025, offset with cost of living adjustment raises for management and employees.

●	Provision for credit losses decreased approximately $264 thousand as no losses were noted in three months ended June 30, 2025 compared to the three months ended June 30, 2024.

●	Investor relations decreased approximately $176 thousand in relation to fewer investor campaigns run in the current quarter over the prior quarter.

●	Other changes in general and administrative expenses were not material.

Depreciation and Amortization associated with general and administrative expenses: Depreciation and amortization expense was comparable for the three months ended June 30, 2025 and three months ended June 30, 2024 in which the balances totaled approximately $2.4 million, respectively. The balances mainly related to amortization expense related to the strategic pipeline contract that was acquired in October 2021.

Interest expense: Interest expense for the three months ended June 30, 2025 was approximately $1.2 million compared to the $449 thousand for the three months ended June 30, 2024. See table below noting the difference mainly relates to the new loans entered into in fiscal year 2024 and 2025 (June SPA, Galaxy Loan, and equipment loan), which includes amortization of deferred financing costs.

(Dollars in thousands)	Three months ended June 30,
	2025	2024

NYDIG equipment financing	$361	$361
Navitas term loan	-	37
Green Cloud secured loan	354	-
Spring Lane financing cost	121	-
Galaxy loan	236	-
Equipment loan	124	51
Interest expense	$1,196	$449

Loss on Debt Extinguishment and Revaluation, net: For the three months ended June 30, 2025, there was no gain or loss on extinguishment or revaluation of debt.

For the three months ended June 30, 2024, we had a loss on debt revaluation of approximately $5.6 million, which was in relation to approximately $4.0 million for the convertible notes, due to factors including assumptions on conversions and payouts, annual volatility, and stock price conditions on the dates of valuations compared to what the noteholders could convert at as of June 30, 2024. In addition, there was a $1.6 million loss on the valuation of a warrant liability. The warrant liability was ultimately reversed when Shareholder approval occurred on May 30, 2024, however, we needed to revalue the warrants as of May 30, 2024, which created a loss of approximately $1.6 million due to mainly changes in the stock price.

Other expense, net: Other expense, net increased by approximately $497 thousand for the 3 months ended June 30, 2025 compared to June 30, 2024. For the three months ended June 30, 2025, we incurred a loss compensation cost of approximately $291 thousand in relation to the Las Majadas wind farm, and approximately $255 thousand financing expense mainly in relation to consent fees for the ATM Agreement draws, in addition to FINRA and SEC filing charges. For the three months ended June 30, 2024, other expense, net was approximately $49 thousand, related to an extension fee expense of approximately $325 thousand in relation to the Convertible Notes, offset with a gain on settlement of litigation with Atlas Technology Group LLC (“Atlas”) of approximately $254 thousand, in addition to some small additional other income items.

Net (loss) income attributable to non-controlling interest: We incurred a net loss attributable to non-controlling interest for the three months ended June 30, 2025 compared to a net income attributable to non-controlling interest for the three months ended June 30, 2024. The decrease related mainly due the variances in gross profit related to D1A and D1B noted above due to the halving event in April 2024 and the increase in profit sharing fees for data hosting for the three months ended June 30, 2025, which created an approximate $1.4 million variance between periods in non-controlling interest. In addition, in the second quarter of 2025, D2 began site energization, however, D2 generated greater costs and expenses than revenue, resulting in an additional cost of approximately $705 thousand in non-controlling interest, in which there is no comparable costs for the three months ended June 30, 2024.

Consolidated Results of Operations for the Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024.

The following table summarizes changes in the various components of our net loss during the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

(Dollars in thousands)	Six months ended June 30, 2025	Six months ended June 30, 2024	$ Change	% Change
Cryptocurrency mining revenue	$5,860	$10,880	$(5,020)	(46)%
Data hosting revenue	5,538	10,176	(4,638)	(46)%
Demand response service revenue	668	1,168	(500)	(43)%
High-performance computing service revenue	28	-	28	100%
Operating costs and expenses:
Cost of cryptocurrency mining revenue, exclusive of depreciation	3,721	3,724	(3)	-%
Cost of data hosting revenue, exclusive of depreciation	2,945	4,427	(1,482)	(33)%
Cost of high-performance computing service revenue	7	-	7	100%
Cost of cryptocurrency mining revenue- depreciation	2,147	2,152	(5)	-%
Cost of data hosting revenue- depreciation	913	877	36	4%
General and administrative expenses, exclusive of depreciation and amortization	11,344	9,378	1,966	21%
Depreciation and amortization associated with general and administrative expenses	4,807	4,805	2	-%
Impairment on fixed assets	12	130	(118)	(91)%
Operating loss	(13,802)	(3,269)	(10,533)	322%
Other expense, net	(860)	(25)	(835)	3,340%
Interest expense	(2,034)	(873)	(1,161)	133%
Loss on sale of fixed assets	(22)	(21)	(1)	5%
Gain (loss) on debt extinguishment and revaluation, net	551	(8,698)	9,249	(106)%
Loss before income taxes	(16,167)	(12,886)	(3,281)	25%
Income tax benefit, net	1,033	1,197	(164)	(14)%
Net loss	(15,134)	(11,689)	(3,445)	29%
Net (loss) income attributable to non-controlling interest, net	(196)	4,438	(4,634)	104%
Net loss attributable to Soluna Holdings, Inc.	$(14,938)	$(16,127)	$1,189	(7)%

The following table summarizes the balances for the project sites for cryptocurrency mining revenue, data hosting revenue, high-performance computing service revenue, demand response revenue, cost of cryptocurrency mining revenue, exclusive of depreciation, cost of data hosting revenue, exclusive of depreciation, cost of high-performance computing services, and cost of depreciation during the six months ended June 30, 2025:

	Soluna Digital						Soluna Cloud
(Dollars in thousands)	Project Dorothy 1B	Project Dorothy 1A	Project Dorothy 2	Project Sophie	Other	Soluna Digital Subtotal	Project Ada	Total

Cryptocurrency mining revenue	$5,860	$-	$-	$-	$-	$5,860	$-	$5,860
Data hosting revenue	-	3,024	210	2,304	-	5,538	-	5,538
Demand response services	-	-	-	-	668	668	-	668
High-performance computing services	-	-	-	-	-	-	28	28
Total revenue	5,860	3,024	210	2,304	668	12,066	28	12,094

Cost of cryptocurrency mining, exclusive of depreciation	3,721	-	-	-	-	3,721	-	3,721
Cost of data hosting revenue, exclusive of depreciation	-	1,736	416	793	-	2,945	-	2,945
Cost of high-performance computing service revenue	-	-	-	-	-	-	7	7
Cost of cryptocurrency mining revenue- depreciation	2,147	-	-	-	-	2,147	-	2,147
Cost of data hosting revenue- depreciation	-	569	137	207	-	913	-	913
Total cost of revenue	5,868	2,305	553	1,000	-	9,726	7	9,733
Gross (loss) profit	$(8)	$719	$(343)	$1,304	$668	$2,340	$21	$2,361

The following table summarizes the balances for the project sites for cryptocurrency mining revenue, data hosting revenue, high-performance computing service revenue, demand response revenue, cost of cryptocurrency mining revenue, exclusive of depreciation, cost of data hosting revenue, exclusive of depreciation, cost of high-performance computing services, and cost of depreciation during the six months ended June 30, 2024:

	Soluna Digital					Soluna Cloud
(Dollars in thousands)	Project Dorothy 1B	Project Dorothy 1A	Project Sophie	Other	Soluna Digital Subtotal	Project Ada	Total

Cryptocurrency mining revenue	$10,880	$-	$-	$-	$10,880	$-	$10,880
Data hosting revenue	-	7,108	3,068	-	10,176	-	10,176
Demand response services	-	-	-	1,168	1,168	-	1,168
High-performance computing services	-	-	-	-	-	-	-
Total revenue	10,880	7,108	3,068	1,168	22,224	-	22,224

Cost of cryptocurrency mining, exclusive of depreciation	$3,724	-	-	-	3,724	-	3,724
Cost of data hosting revenue, exclusive of depreciation	-	3,495	931	1	4,427	-	4,427
Cost of high-performance computing service revenue	-	-	-	-	-	-	-
Cost of cryptocurrency mining revenue- depreciation	2,152	-	-	-	2,152	-	2,152
Cost of data hosting revenue- depreciation	-	575	302	-	877	-	877
Total cost of revenue	5,876	4,070	1,233	1	11,180	-	11,180
Gross profit	$5,004	$3,038	$1,835	$1,167	$11,044	$-	$11,044

Cryptocurrency Mining Revenue: Cryptocurrency mining revenue decreased between the six months ended June 30, 2025 compared to the six months ended June 30, 2024 related to the Bitcoin halving event that occurred in April 2024, which reduced the block reward by 50%, which was offset by a change in bitcoin price. We were rewarded 61.2 Bitcoins for the six months ended June 30, 2025 compared to 187.5 Bitcoins for the six months ended June 30, 2024.

Data Hosting Revenue: Cryptocurrency hosting services provide energized space and operating services to third-party mining companies who locate their mining hardware at our mining locations- D1A and Project Sophie. Services include fees for hosting the miners which could be fixed fees or profit sharing, as well as potential additional fees for services provided such as installation charges or other services fees. The decrease for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 relate to the Bitcoin halving event that occurred in April 2024, which drove down the dollar Petahash (“PH”) per day. Also, in December 2024, one of our largest customers exited leaving 20 MW of capacity to fill that was ultimately filled slowly over December 2024 and into March 2025, in which the replacement customers were on a profit-sharing fee.

Demand Response Service: Demand response service revenue was lower in the six months ended June 30, 2025 compared to the six months ended June 30, 2024 due to a decline in the ERCOT Clearing price per MW, in addition to the fact that the capacity we bid on was reduced due to known outages in the Texas area and efficiency of our aging miners at D1B.

Cost of Cryptocurrency Mining Revenue, exclusive of depreciation: Cost of cryptocurrency mining revenue includes direct utility costs, site overhead expenses, and overhead costs that relate to the operations of our cryptocurrency mining facilities in Kentucky and Texas.

The cost remained consistent between the six months ended June 30, 2025 and the six months ended June 30, 2024.

Cost of Data Hosting Revenue, exclusive of depreciation: Cost of data hosting revenue includes utility charges, site overhead expenses, and other charges.

Cost of data hosting decreased for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 mainly due to a change in hosting contracts mix, in which contracts were entered that included electricity passthrough contracts replacing fixed rate volume contracts.

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

●	Stock based compensation expense was $3.7 million for the six months ended June 30, 2025 compared to approximately $2.0 million in relation to the six months ended June 30, 2024, an increase of approximately $1.7 million. This increase primarily related to grants issued to directors and officers from April 2024 through June 2025, and grants issued to employees in June 2025 and December of 2024.This increase was partially offset by grants that stopped vesting from prior years and grants that had portion which immediately vested during 2024.

●	Professional and legal fees increased approximately $1.0 million in relation to legal fees associated with registration of the SEPA, and other SEC regulatory and compliance matters, in addition to higher fees associated with consulting matters.

●	Salaries and benefits decreased approximately $281 thousand due to reduction in bonus expenses for 2025, offset with cost of living adjustment raises for management and employees.

●	Provision for credit losses decreased approximately $264 thousand as no losses were noted in three months ended June 30, 2025 compared to the three months ended June 30, 2024.

●	Investor relations decreased approximately $268 thousand in relation to fewer investor campaigns run for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

●	Other changes in general and administrative expenses were not material.

Depreciation and Amortization associated with general and administrative expenses: Depreciation and amortization expense was comparable for the six months ended June 30, 2025 and six months ended June 30, 2024 in which the balances totaled approximately $4.7 million, respectively. The balances mainly related to amortization expense related to the strategic pipeline contract that was acquired in October 2021.

Interest expense: Interest expense for the six months ended June 30, 2025 was approximately $2.0 million compared to the $873 thousand for the six months ended June 30, 2024. See table below noting the difference mainly relates to the new loans entered into in fiscal year 2024 and 2025 (June and July SPA, Galaxy Loan, and equipment loan), which includes amortization of deferred financing costs, offset with the payoff of the Navitas loan.

(Dollars in thousands)	Six months ended June 30,
	2025	2024

NYDIG equipment financing	$719	$722
Navitas term loan	2	100
Green Cloud secured loan and Additional CloudCo secured loan	777	-
Galaxy loan	277	-
Spring Lane financing cost	121	-
Equipment loan	138	51
Interest expense	$2,034	$873

Gain (Loss) on Debt Extinguishment and Revaluation, net: For the six months ended June 30, 2025, there was a gain on extinguishment of debt of approximately $551 thousand. The gain was in relation to the Assignment and Assumption Agreement for the Additional Notes on March 14, 2025.

For the six months ended June 30, 2024, the Company had a loss on debt extinguishment and revaluation of approximately $8.7 million due to the entering into of the Fourth Amendment with the Noteholders on February 28, 2024, pursuant to which the Company lowered the conversion price, issued new warrants, and repriced additional warrants with certain exercise features. The issuance and reprice of warrants created a loss of extinguishment of debt of approximately $5.8 million which was offset by a gain on debt revaluation of the convertible debt of approximately $1.3 million as of February 28, 2024 (date of Fourth Amendment) and March 31, 2024 due to several factors including assumptions on conversions and payouts, annual volatility, and stock price conditions on the dates of valuations. In addition, there was a revaluation of the warrant liability which created a gain on revaluation of approximately $1.5 million. The Company did a fair value assessment of the notes as of June 30, 2024, which created a loss on revaluation of approximately $4.0 million, as noted above. In addition, in the second quarter of fiscal year 2024, the Company did a revaluation of the warrants through May 30, 2024, the date of Annual Shareholder approval, which created a loss on revaluation of approximately $1.6 million.

Other expense, net: Other expense, net increased by approximately $835 thousand for the six months ended June 30, 2025 compared to June 30, 2024. For the six months ended June 30, 2025, we incurred approximately $118 thousand in fair value adjustments due to the timing of the SEPA draws and when such shares were issued, $456 thousand financing expense mainly in relation to consent fees for the SEPA and ATM Agreement draws, and we incurred a loss compensation cost of approximately $291 thousand in relation to the Las Majadas wind farm. For the six months ended June 30, 2024, other expense, net was approximately $25 thousand, related to an extension fee expense of approximately $325 thousand for the Convertible Notes, offset with a gain on settlement of litigation with Atlas of approximately $254 thousand, in addition to some small additional other income items.

Net (loss) income attributable to non-controlling interest: We incurred a net loss attributable to non-controlling interest for the six months ended June 30, 2025 compared to a net income attributable to non-controlling interest for the six months ended June 30, 2024. The decrease related mainly due the variances in gross profit related to D1A and D1B noted above mainly due to the halving event in April 2024 and the increase in profit sharing fees for data hosting for the six months ended June 30, 2025, which created an approximate $3.6 million variance between periods in non-controlling interest. In addition, in the second quarter of 2025, D2 began site energization, however, D2 generated greater costs and expenses than revenue, resulting in an additional cost of approximately $1.0 million in non-controlling interest, in which there is no comparable costs for the six months ended June 30, 2024.

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

Reconciliations of EBITDA and Adjusted EBITDA to net loss, the most comparable GAAP financial metric, for historical periods are presented in the table below:

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net loss	$(7,780)	$(9,145)	$(15,134)	$(11,689)
Interest expense	1,196	449	2,034	873
Income tax benefit	(608)	(649)	(1,033)	(1,197)
Depreciation and amortization	3,989	3,909	7,868	7,834
EBITDA	(3,203)	(5,436)	(6,265)	(4,179)

Adjustments: Non-cash items

Stock-based compensation costs	1,942	1,368	3,789	2,029
Loss on sale of fixed assets	22	21	22	21
Provision for credit losses	-	244	-	244
Impairment on fixed assets	12	-	12	130
Fair value adjustment on SEPA draws	-	-	118	-
Loss (gain) on debt extinguishment and revaluation, net	-	5,600	(551)	8,698
Adjusted EBITDA	$(1,227)	$1,797	$(2,875)	$6,943

Adjusted EBITDA decreased for the three and six months ended June 30, 2025 compared to June 20, 2024 primarily driven by a decrease in revenue of $3.4 million and $9.7 million decline in Cryptocurrency mining and data hosting revenue following the April 2024 Bitcoin halving and a customer ramp-up of 20 MW through the first quarter of 2025, partially offset by approximately $675 thousand and $1.5 million decline in cryptocurrency cost of revenue and cost of data hosting revenue, excluding depreciation. General and administrative expenses, excluding stock-based compensation and provision for credit losses, decreased approximately $272 thousand for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 mainly due to declines in bonus expenses and investor relation fees, offset by legal fees. General and administrative expenses, excluding stock-based compensation and provision for credit losses for the six months ended June 30, 2025 compared to June 30, 2024 increased approximately $527 thousand mainly related to legal fees associated with the SEPA and other consulting fees.

The following table represents the Adjusted EBITDA activity between each three-month period from January 1, 2025 through June 30, 2025.

(Dollars in thousands)	Three months ended March 31, 2025	Three months ended June 30, 2025

Net loss from continuing operations)	$(7,354)	$(7,780)
Interest expense, net	838	1,196
Income tax benefit from continuing operations	(425)	(608)
Depreciation and amortization	3,879	3,989
EBITDA	(3,062)	(3,203)

Adjustments: Non-cash items

Stock-based compensation costs	1,847	1,942
Loss on sale of fixed assets	-	22
Impairment on fixed assets	-	12
Fair value adjustment on SEPA draws	118	-
Gain on debt extinguishment and revaluation, net	(551)	-
Adjusted EBITDA	$(1,648)	$(1,227)

The following table represents the Adjusted EBITDA activity between each three-month period from January 1, 2024 through December 31, 2024.

(Dollars in thousands)	Three months ended March 31, 2024	Three months ended June 30, 2024	Three months ended September 30, 2024	Three months ended December 31, 2024

Net loss from continuing operations	$(2,544)	$(9,145)	$(8,093)	$(38,518)
Interest expense, net	424	449	821	833
Income tax benefit from continuing operations	(548)	(649)	(547)	(743)
Depreciation and amortization	3,926	3,909	3,916	3,889
EBITDA	1,258	(5,436)	(3,903)	(34,539)

Adjustments: Non-cash items

Stock-based compensation costs	661	1,368	1,257	2,025
Loss on sale of fixed assets	1	21	-	9
Provision for credit losses	-	244	367	149
Convertible note inducement expense	-	-	-	388
Placement agent release expense	-	-	-	1,000
Loss on contract	-	-	-	28,593
Impairment on fixed assets	130	-	-	-
Loss (gain) on debt extinguishment and revaluation, net	3,097	5,600	(1,203)	(145)
Adjusted EBITDA	$5,147	$1,797	$(3,482)	$(2,520)

Liquidity and Capital Resources

Several key indicators of our liquidity are summarized in the following table:

(Dollars in thousands)	Six Months Ended or as of	Six Months Ended or as of	Year Ended or as of
	June 30,	June 30,	December 31,
	2025	2024	2024
Cash	$9,878	$9,558	$7,843
Restricted cash	5,275	1,951	2,610
Working capital (deficit)	(30,874)	(5,046)	(34,378)
Net loss	(15,134)	(11,689)	(58,300)
Net cash used in operating activities	(1,273)	(3,473)	(5,069)
Purchase of property, plant and equipment	(12,365)	(278)	(9,160)

As of June 30, 2025, we had a consolidated accumulated deficit of approximately $329.2 million and we had negative working capital of approximately $30.9 million. As of June 30, 2025, we had total debt outstanding of approximately $23.3 million as summarized further below in the Debt table. In addition, we had outstanding commitments related to Soluna Digital Inc. (“SDI”) of approximately $10.1 million in capital expenditures mainly related to Project Dorothy 2 and Project Kati. In addition, due to CloudCo’s termination of the HPE Agreement on March 24, 2025, and HPE’s termination of the HPE Agreement on March 26, 2025, and the acceleration of the remaining unpaid amounts of the contract in accordance with the HPE Agreement, we have recognized a liability for the remainder of the HPE Agreement on the consolidated balance sheet of approximately $19.3 million. As of June 30, 2025, we had $9.9 million of cash available to fund our operations.

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

We plan to continue funding operations, including working capital and operating deficits, from operating cash flows and cash flow debt and equity financings, including the ATM Agreement, SEPA, July 2025 Offering, and others to be closed as needed consistent with management’s plans.

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

Operating Activities

Net cash used in operations was approximately $1.3 million during the six months ended June 30, 2025. The Company had a net loss for the six months ended June 30, 2025 of approximately $15.1 million. Non-cash items included approximately $3.1 million of depreciation expense, and $4.7 million of amortization expenses, and $3.8 million of stock compensation expenses. These non-cash items were offset with a deferred tax benefit of $1.1 million and gain on extinguishment of debt of approximately $551 thousand. The change in asset and liabilities of $3.3 million mainly relates to decrease in other long-term assets of $1.6 million in relation to receipt of Briscoe deposit in January 2025 and $1.0 million in relation to increase in interest payable in relation to NYDIG loan and Galaxy loan. The other changes in assets and liabilities of approximately $700 thousand mainly related to increase in customers deposits and accounts payable related to timing and billing amounts of invoices, offset with payment made to HPE in January.

Net cash used in operations was approximately $3.5 million during the six months ended June 30, 2024. The Company had a net loss for the six months ended June 30, 2024 of approximately $11.7 million. Non-cash items included approximately $3.1 million of depreciation expense and $4.7 million of amortization expenses, $2.0 million of stock compensation expenses, $8.7 million of loss on debt extinguishment and revaluation, $244 thousand in provision for credit losses, and $130 thousand of impairment of fixed assets. These non-cash items were offset with a deferred tax benefit of $1.2 million. The change in asset and liabilities of $9.7 million is mainly due to an increase in prepaid expenses by $10.8 million due to a prepayment of an arrangement with HPE of $10.3 million, an increase in accounts receivable of $486 thousand attributable for demand service revenue and data hosting customer receivables increasing, offset with an increase in accrued expenses and accounts payable of $2.1 million in relation to bonus accruals, NYDIG interest, and Project Dorothy 2 and Kati related bills. The other changes in assets and liabilities were not material.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2025 was approximately $8.3 million consisting mainly of capital expenditures of $12.4 million offset with a decrease in deposits on equipment of $4.1 million. Net cash used in investing activities during the six months ended June 30, 2024 was approximately $2.2 million consisting mainly of capital expenditures of $278 thousand and increase in deposits on equipment of $2.1 million.

Financing Activities

(Dollars in thousands)	Six months ended June 30,
	2025	2024

Proceeds from debt issuance	$5,269	$13,220
Payments on debt and deferred financing costs	(3,275)	(1,910)
Contributions from non-controlling interest	11,852	-
Distributions to non-controlling interest	(3,575)	(5,776)
Proceeds from warrant exercises	-	2,304
Net proceeds from SEPA and ATM	4,051	-
Net cash provided by financing activities	$14,322	$7,838

Net cash provided by financing activities was approximately $14.3 million for the six months ended June 30, 2025 consisting mainly of $5.3 million of debt issuance proceeds, $4.1 million of net proceeds from SEPA draws and ATM Agreement settlements, and $11.9 million of contributions from non-controlling interest, offset with cash distributions to non-controlling interest members of approximately $3.6 million and payments on debt and deferred financing costs of approximately $3.3 million to the Green Cloud Secured Loan, CloudCo Additional Secured Loan, Navitas term loan, and for deferred financing costs. Net cash provided by financing activities for the six months ended June 30, 2024 was approximately $7.8 million consisting mainly of proceeds from financing of approximately $13.2 million in which $12.5 million was from 2024 secured loan financing and $720 thousand was drawn down for equipment financing. In addition, there was $2.3 million in warrants exercised. Offsetting the net cash provided by financing activities was $5.8 million in cash distributions to non-controlling interest members, and payments of $1.9 million relation to Navitas loan and deferred financing charges.

Debt

	June 30, 2025	December 31, 2024
(Dollars in thousands)
Galaxy loan	$4,480	$-
NYDIG Equipment Financing	9,183	9,183
Equipment loan	519	-
Navitas Term Loan	-	137
Green Cloud Secured Note	9,094	10,983
CloudCo Additional Secured Loan	-	1,202
Total Debt	$23,276	$21,505

On June 20, 2024, pursuant to the terms and subject to the conditions of the June SPA by and among (i) CloudCo, (ii) Soluna Cloud, (iii) the Company and (iv) the Investor, CloudCo issued to the Investor a secured promissory note in a principal amount equal to $12.5 million (the “Green Cloud Secured Note”). The Green Cloud Secured Note accrues interest at a rate 9.0% per annum, subject to adjustment upon an event of default. The Green Cloud Secured Note matures on June 20, 2027. On July 12, 2024, the Company, CloudCo, Soluna Cloud, and the Existing Investor entered into a First Amendment to the Note Purchase Agreement. Additional Notes were issued for $1.25 million (“Soluna CloudCo Additional Secured Note”) on July 12, 2024 and are subject to the same terms and conditions as the June SPA financing. On October 1, 2024, CloudCo, Soluna Cloud and the Company entered into assignment and assumption agreements (the “Assignment Agreements”) with the Additional Investors with respect to an aggregate of $1.25 million of notes issued by CloudCo. Pursuant to the Assignment Agreements, the Company will be able to purchase such notes for a purchase price of $750 thousand, or 60% of face value. The assignment and assumption will be effective once all conditions of the agreement are met including fulfilling the purchase price. The assignment and assumption was on March 14, 2025, therefore we extinguished the remaining third party outstanding debt on the Additional Note, and a gain on extinguishment of the debt of approximately $551 thousand was recorded. In relation to the Green Cloud Secured Note, as of June 30, 2025, the Company had an outstanding principal balance of approximately $9.6 million.

On January 14, 2022, the Company effected an initial drawdown under the Master Equipment Finance Agreement (“MEFA”) with NYDIG in the aggregate principal amount of approximately $4.6 million that bore interest at 14%. On January 26, 2022, the Company had a subsequent drawdown of $9.6 million. On December 20, 2022, Soluna MC Borrowing 2021-1 LLC (“Borrower”) received a Notice of Acceleration and Repossession (the “NYDIG Notice”) from NYDIG with respect to the MEFA, by and between Borrower, a subsidiary of Soluna MC, LLC, a subsidiary of Soluna Digital, a subsidiary of the Company, and NYDIG. The obligations of Borrower under the MEFA and reflected in the NYDIG Notice are ring-fenced to Borrower and its direct parent company, Soluna MC LLC. The Company is not a party to any guaranty, collateral agreement, or other support agreement with or for the benefit of NYDIG. As such, the principal balance of $10.5 million as of December 31, 2022 became due immediately and the Borrower shall bear interest, at a rate per annum equal to 2.0% plus the rate per annum otherwise applicable to such obligations set forth in the MEFA. On February 23, 2023, NYDIG proceeded to foreclose on all of the collateral securing the MEFA, and repossessed the collateralized assets that totaled approximately $3.4 million, in which approximately $560 thousand was first used to pay off accrued interest and penalty to date. On September 5, 2023, NYDIG provided a letter finalizing the accounting for the repossessed collateralized assets totaling proceeds of approximately $3.4 million. A summary judgment motion was performed on February 13, 2024 and was agreed upon by both NYDIG and the Borrower, that the total outstanding loan principal balance would be approximately $9.2 million, in which a penalty fee was applied of approximately $1.0 million to the repossessed collateralized assets, and outstanding interest and penalty balance would be approximately $936 thousand as of December 31, 2023. As of June 30, 2025, the Company still has an outstanding loan principal of approximately $9.2 million and outstanding interest and penalty balance of approximately $3.0 million as of June 30, 2025.

On May 9, 2023, DVCC and Navitas West Texas Investments SPV, LLC entered into a 2-year Loan Agreement for $2,050,000. The unpaid principal balance of the Term Loan shall bear interest at per annum rate equal to 15%. As of June 30, 2025, the Navitas loan has been fully paid off.

On May 16, 2024, the SDI Borrower, entered into the Equipment Loan Agreement with the Lender. The Equipment Loan Agreement provides for the SDI Borrower to borrow, from time to time, up to $4.0 million, as further amended on February 28, 2025, to be used to purchase necessary equipment for the progression of D2 and Project Kati. Any loans made under the Equipment Loan Agreement have a maturity date of May 16, 2027 and bear interest at a rate of 15% per annum. The Equipment Loan Agreement includes customary covenants for loans of this nature, as well as a multiple on invested capital provision, which requires us to pay, in addition to principal and interest, an amount equal to the difference of (i) the greater of (a) the principal amount of the Loan being repaid plus all interest previously paid or simultaneously being paid to Lender in respect of such principal of the Loan, and (b) the principal amount of the Loan being repaid multiplied by three, minus (ii) the sum of the principal amount of the Loan being repaid plus all interest previously paid or simultaneously being paid to Lender in respect of such principal of the Loan. On May 17, 2024, the SDI Borrower drew down $720 thousand of the Loan. On July 22, 2024, SDI Borrower satisfied and repaid the borrowing amount in full by issuing the Lender Class B Membership Interests in the D2 valued at three times the borrowing amount (i.e., $2.16 million). The redemption of debt through equity created approximately a $1.4 million loss on debt extinguishment for the year ended December 31, 2024. On March 21, 2025, and June 11, 2025 the SDI Borrower drew down $250 thousand and $269 thousand of the Loan, in relation to Project Kati. The total amount of $519 thousand is outstanding as of June 30, 2025. In addition, the $519 thousand outstanding balance Equipment Loan agreements amended the multiple on invested capital provision to be an amount equal to the difference of (i) the greater of (a) the principal amount of the Loan being repaid plus all interest previously paid or simultaneously being paid to Lender in respect of such principal of the Loan, and (b) the principal amount of the Loan being repaid multiplied by three and three tenths (3.3), minus (ii) the sum of the principal amount of the Loan being repaid plus all interest previously paid or simultaneously being paid to Lender in respect of such principal of the Loan.

On March 12, 2025, the SW Borrower, a Delaware limited liability company and subsidiary of SW Holdings, itself a subsidiary of SDI, a Nevada corporation and wholly owned subsidiary of the Company, entered into the Galaxy Loan Agreement with SW Holdings and Galaxy Digital LLC. The Galaxy Loan Agreement provides for a term loan facility in the principal amount of $5.0 million (the “Term Loan Facility”). The Term Loan Facility bears interest at a rate of 15.0% per annum, subject to an increase of 5.0% (for a total of 20.0%) in the event an Event of Default has occurred and is continuing. The Term Loan Facility matures on March 12, 2030 and includes scheduled payments over a five-year term. As of June 30, 2025, the outstanding principal balance is approximately $4.9 million as we were compliant with all debt covenants.

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

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of SHI’s disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s (the “SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and we necessarily apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 13, 2024, NYDIG served the NYDIG Defendants with a post-judgment discovery seeking information regarding the NYDIG Defendants’ assets and liabilities. The NYDIG Defendants completed responding to NYDIG’s initial document requests on May 13, 2024. On September 24, 2024, NYDIG sent a letter seeking supplemental discovery from the NYDIG Defendants, and the NYDIG Defendants completed responding to NYDIG’s additional/supplemental document requests by November 20, 2024 and the deposition of a representative of the Defendants on or before December 15, 2024. Per agreement between NYDIG and the NYDIG Defendants, (i) the deadline to respond to the supplemental discovery demands was extended to December 12, 2024 but with rolling weekly production to commence on November 21, 2024, and (ii) a deposition of a representative of the NYDIG Defendants occurred on January 23, 2025. On April 2, 2025, NYDIG sent another letter seeking supplemental discovery from the NYDIG Defendants or alternatively to commence discovery discussions. The NYDIG Defendants sent a response on April 10, 2025 requesting contact information for potential settlement discussions and proposing a rolling discovery schedule; as of August 14, 2025 there has not been a response on the proposed discovery schedule.

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

Item 1A. Risk Factors

Part II, Item 1A (Risk Factors) of our most recently filed Annual Report on Form 10-K with the SEC, filed on March 31, 2025, as supplemented by Item 1A of our Form 10-Q filed with the SEC on May 15, 2025, sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition and operating results. There have been no material changes to our risk factors disclosed in our most recently filed Annual Report on Form 10-K, as supplemented by Item 1A of our Form 10-Q filed with the SEC on May 15, 2025. Those risk factors continue to be relevant to an understanding of our business, financial condition and operating results, however, and, accordingly, you should review and consider such risk factors in making any investment decision with respect to our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended June 30, 2025, none of our officers or directors, as those terms are defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
1.1	At The Market Offering Agreement, dated as of April 29, 2025, by and between Soluna Holdings, Inc. and H.C. Wainwright & Co., LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2025)
4.1	Form of Series A Warrant issued in the Offering (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2025)
4.2	Form of Series B Warrant issued in the Offering (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2025)
4.3	Form of Pre-Funded Warrant issued in the Offering (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2025)
4.4	Form of Placement Agent Warrant issued in the Offering (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2025)
10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.113 to the Company’s Registration Statement on Form S-1/A (File No. 333-287519) filed on June 16, 2025).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

All other exhibits for which no other filing information is given are filed herewith.

* Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in eXtensible Business Reporting Language (XBRL) and tagged as blocks of text and including detailed tags: (i) Condensed Consolidated Balance Sheets at June 30, 2025 and December 31, 2024; (ii) Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2025 and 2024; (iii) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2025 and 2024; and (iv) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Soluna Holdings, Inc.

Date: August 14, 2025	By:	/s/ John Belizaire
John Belizaire
Chief Executive Officer

	By:	/s/ John Tunison
John Tunison
Chief Financial Officer

