Form 10-Q
period 2025-09-30
Soluna Holdings, Inc
filed 2025-11-14
CIK 64463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 12, 2025, the Registrant had 68,423,108 shares of common stock outstanding.

SOLUNA HOLDINGS, INC. AND SUBSIDIARIES

INDEX

Glossary of Abbreviations and Acronyms

PART I. FINANCIAL INFORMATION		4

Item 1.	Financial Statements	4

	Condensed Consolidated Balance Sheets As of September 30, 2025 (Unaudited) and December 31, 2024	4

	Condensed Consolidated Statements of Operations (Unaudited) For the Three and Nine Months Ended September 30, 2025 and 2024	5

	Condensed Consolidated Statements of Changes in Equity For the Year Ended December 31, 2024 and the Three and Nine Months Ended September 30, 2025 (Unaudited)	6

	Condensed Consolidated Statements of Cash Flows (Unaudited) For the Nine Months Ended September 30, 2025 and 2024	8

	Notes to Condensed Consolidated Financial Statements (Unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	44

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	67

Item 4.	Controls and Procedures	67

PART II. OTHER INFORMATION		68

Item 1.	Legal Proceedings	68

Item 1A.	Risk Factors	68

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	69

Item 3.	Defaults Upon Senior Securities	69

Item 4.	Mine Safety Disclosures	69

Item 5.	Other Information	69

Item 6.	Exhibits	69

SIGNATURES		70

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Soluna Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

As of September 30, 2025 (Unaudited) and December 31, 2024

(Dollars in thousands, except per share)	September 30, 2025	December 31, 2024
Assets
Current Assets:
Cash	$51,371	$7,843
Restricted cash	3,630	1,150
Accounts receivable, net (allowance for expected credit losses of $244 at September 30, 2025 and December 31, 2024)	4,408	2,693
Prepaid expenses and other current assets	3,522	1,781
Loan commitment assets	3,474	-
Equipment held for sale	-	28
Total Current Assets	66,405	13,495
Restricted cash, noncurrent	5,460	1,460
Other assets	1,090	2,724
Deposits and credits on equipment	813	5,145
Property, plant and equipment, net	63,999	47,283
Intangible assets, net	10,593	17,620
Operating lease right-of-use assets	3,675	313
Total Assets	$152,035	$88,040

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$4,860	$2,840
Accrued liabilities	12,426	6,785
Accrued interest payable	342	2,275
Contract liability	19,348	20,015
Current portion of debt	9,999	14,444
Income tax payable	71	37
Warrant liability	7,225	-
Customer deposits	1,823	1,416
Operating lease liability	96	61
Total Current Liabilities	56,190	47,873

Other liabilities	2,001	235
Long-term debt	13,254	7,061
Operating lease liability	3,583	252
Deferred tax liability, net	3,542	5,257
Total Liabilities	78,570	60,678

Commitments and Contingencies (Note 10)

Stockholders’ Equity:
9.0% Series A Cumulative Perpetual Preferred Stock, par value $0.001 per share, $25.00 liquidation preference; authorized 6,040,000; 4,928,545 shares issued and outstanding as of September 30, 2025 and 4,953,545 December 31, 2024	5	5
Series B Preferred Stock, par value $0.0001 per share, authorized 187,500; 62,500 shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, par value $0.001 per share, authorized 75,000,000; 64,092,531 shares issued and 64,051,790 shares outstanding as of September 30, 2025 and 10,647,761 shares issued and 10,607,020 shares outstanding as of December 31, 2024	64	11
Additional paid-in capital	381,399	315,607
Accumulated deficit	(353,198)	(314,304)
Common stock in treasury, at cost, 40,741 shares at September 30, 2025 and December 31, 2024	(13,798)	(13,798)
Total Soluna Holdings, Inc. Stockholders’ Equity (Deficit)	14,472	(12,479)
Non-Controlling Interest	58,993	39,841
Total Stockholders’ Equity	73,465	27,362
Total Liabilities and Stockholders’ Equity	$152,035	$88,040

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soluna Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

For the Three and Nine Months Ended September 30, 2025 and 2024

(Dollars in thousands, except per share)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Cryptocurrency mining revenue	$2,769	$2,811	$8,630	$13,691
Data hosting revenue	5,257	4,271	10,795	14,446
Demand response service revenue	389	443	1,057	1,612
High-performance computing service revenue	-	-	28	-
Total revenue	8,415	7,525	20,510	29,749
Operating costs:
Cost of cryptocurrency mining revenue, exclusive of depreciation	1,708	1,963	5,428	5,687
Cost of data hosting revenue, exclusive of depreciation	2,660	2,555	5,605	6,982
Cost of high-performance computing services	-	2,859	7	2,859
Cost of cryptocurrency mining revenue- depreciation	1,053	1,068	3,200	3,220
Cost of data hosting revenue- depreciation	665	444	1,578	1,320
Total costs of revenue	6,086	8,889	15,818	20,068
Operating expenses:
General and administrative expenses, exclusive of depreciation and amortization	7,708	5,248	19,053	14,625
Depreciation and amortization associated with general and administrative expenses	2,401	2,404	7,207	7,209
Total general and administrative expenses	10,109	7,652	26,260	21,834
Impairment on fixed assets	-	-	12	130
Operating loss	(7,780)	(9,016)	(21,580)	(12,283)
Interest expense	(1,212)	(821)	(3,246)	(1,694)
Gain (loss) on debt extinguishment and revaluation, net	10,107	875	10,658	(1,888)
Loss on sale of fixed assets and credit on equipment deposit	(780)	-	(802)	(21)
Fair value adjustment (loss) gain	(22,047)	328	(22,165)	(5,607)
Other financing expense	(4,746)	-	(5,203)	-
Other income (expense), net	5	(6)	(280)	(32)
Loss before income taxes	(26,453)	(8,640)	(42,618)	(21,525)
Income tax benefit, net	666	547	1,697	1,743
Net loss	(25,787)	(8,093)	(40,921)	(19,782)
(Less) Net loss (income) attributable to non-controlling interest	1,831	903	2,027	(3,535)
Net loss attributable to Soluna Holdings, Inc.	$(23,956)	$(7,190)	$(38,894)	$(23,317)

Basic and Diluted loss per common share:
Basic & Diluted loss per share	$(1.14)	$(1.56)	$(3.29)	$(7.15)

Weighted average shares outstanding (Basic and Diluted)	26,983,023	6,388,335	15,683,072	4,320,546

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soluna Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

For the Year Ended December 31, 2024

And the Three and Nine Months Ended September 30, 2025 (Unaudited)

(Dollars in thousands, except per share)

	Preferred Stock				Common Stock		Additional		Treasury Stock		Non-	Total
	Series A Shares	Amount	Series B Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Shares	Amount	Controlling Interest	Stockholders’ Equity
January 1, 2024	3,061,245	$3	62,500	$—	2,546,361	$3	$291,276	$(250,970)	40,741	$(13,798)	$26,845	$53,359

Net loss	—	—	—	—	—	—	—	(5,254)	—	—	2,710	(2,544)

Reverse split adjustment	—	—	—	—	17	—	—	—	—	—	—	—

Stock-based compensation	—	—	—	—	—	—	661	—	—	—	—	661

Issuance of shares – warrant exercise	—	—	—	—	61,501	—	300	—	—	—	—	300

Restricted stock units vested	—	—	—	—	3,780	—	—	—	—	—	—	—

Issuance of shares- Notes conversion	—	—	—	—	270,572	—	1,023	—	—	—	—	1,023

Warrant revaluation	—	—	—	—	—	—	(1,715)	—	—	—	—	(1,715)

Distribution to Non-Controlling interest	—	—	—	—	—	—	—	—	—	—	(2,233)	(2,233)

March 31, 2024	3,061,245	$3	62,500	$—	2,882,231	$3	$291,545	$(256,224)	40,741	$(13,798)	$27,322	$48,851

Net loss	—	—	—	—	—	—	—	(10,873)	—	—	1,728	(9,145)

Series A Preferred Stock issuance	1,892,300	2	—	—	—	—	(2)	—	—	—	—	—

Stock-based compensation	—	—	—	—	—	—	1,368	—	—	—	—	1,368

Issuance of shares – warrant exercise	—	—	—	—	529,354	—	2,004	—	—	—	—	2,004

Restricted stock units vested	—	—	—	—	100	—	—	—	—	—	—	—

Issuance of shares-Restricted stock awards	—	—	—	—	1,149,767	1	(1)	—	—	—	—	—

Issuance of shares- Notes conversion	—	—	—	—	711,393	1	2,688	—	—	—	—	2,689

Warrants revaluation	—	—	—	—	—	—	7,648	—	—	—	—	7,648

Distribution to Non-Controlling interest	—	—	—	—	—	—	—	—	—	—	(3,482)	(3,482)

June 30, 2024	4,953,545	$5	62,500	$—	5,272,845	$5	$305,250	$(267,097)	40,741	$(13,798)	$25,568	$49,933

Net (loss) income	—	—	—	—	—	—	—	(7,190)	—	—	(903)	(8,093)

Stock-based compensation	—	—	—	—	—	—	1,257	—	—	—	—	1,257)

Issuance of shares-warrant exercise	—	—	—	—	596,390	1	26	—	—	—	—	27

Issuance of shares – Restricted stock awards	—	—	—	—	1,188,691	1	(1)	—	—	—	—	—

SEPA commitment fee payment	—	—	—	—	59,382	—	250	—	—	—	—	250

Issuance of shares- notes conversion	—	—	—	—	572,911	1	2,165	—	—	—	—	2,166

Contribution from Non-Controlling interest	—	—	—	—	—	—	—	—	—	—	7,259	7,259

Distribution to Non-Controlling interest	—	—	—	—	—	—	—	—	—	—	(1,204)	(1,204)

September 30, 2024	4,953,545	$5	62,500	$—	7,690,219	$8	$309,947	$(274,287)	40,741	$(13,798)	$30,720	$51,595

Net (loss) income	—	—	—	—	—	—	—	(40,017)	——	—	1,499	(38,518)

Stock-based compensation	—	—	—	—	—	—	2,027	—	—	—	—	2,027

Issuance of shares –warrants exercise	—	—	—	—	530,776	1	(1)	—	—	—	—	—

Restricted stock units vested	—	—	—	—	89,380	—	—	—	—	—	—	—

Issuance of shares – Restricted stock awards	—	—	—	—	1,065,101	1	(1)	—	—	—	—	—

SEPA consent fee	—	—	—	—	5,938	—	25	—	—	—	—	25

Issuance of shares- Placement agent release payment	—	—	—	—	308,642	—	1,000	—	—	—	—	1,000

Issuance of shares- notes conversion	—	—	—	—	957,705	1	3,510	—	—	—	—	3,511

Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	—	(2,014)	(2,014)

Contribution from Non-Controlling interest	—	—	—	—	—	—	—	—	—	—	9,636	9,636

December 31, 2024	4,953,545	$5	62,500	$—	10,647,761	$11	$315,607	$(314,304)	40,741	$(13,798)	$39,841	$27,362

	Preferred Stock				Common Stock		Additional		Treasury Stock		Non-	Total
	Series A Shares	Amount	Series B Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Shares	Amount	Controlling Interest	Stockholders’ Equity

January 1, 2025	4,953,545	$5	62,500	$—	10,647,761	$11	$315,607	$(314,304)	40,741	$(13,798)	$39,841	$27,362

Net (loss) income	—	—	—	—	—	—	—	(7,556)	—	—	202	(7,354)

Stock-based compensation	—	—	—	—	—	—	1,847	—	—	—	—	1,847

Issuance of shares – warrant exercise	—	—	—	—	384,721	—	—	—	—	—	—	—

Restricted stock units vested	—	—	—	—	3,432	—	—	—	—	—	—	—

Issuance of shares- SEPA draws	—	—	—	—	1,512,872	2	2,121	—	—	—	—	2,123

Contribution from Non-Controlling interest	—	—	—	—	—	—	—	—	—	—	4,310	4,310

Distribution to Non-Controlling interest	—	—	—	—	—	—	—	—	—	—	(1,295)	(1,295)

March 31, 2025	4,953,545	$5	62,500	$—	12,548,786	$13	$319,575	$(321,860)	40,741	$(13,798)	$43,058	$26,993

Net (loss) income	—	—	—	—	—	—	—	(7,382)	—	—	(398)	(7,780)

Stock-based compensation	—	—	—	—	—	—	1,942	—	—	—	—	1,942

Issuance of shares – warrant exercise	—	—	—	—	59,131	—	—	—	—	—	—	—

Restricted stock units vested	—	—	—	—	6,600	—	—	—	—	—	—	—

Issuance of shares- restricted stock awards	—	—	—	—	2,140,683	2	(2)	—	—	—	—	—

Issuance of shares- ATM settlements	—	—	—	—	3,340,663	3	2,043	—	—	—	—	2,046

Issuance of restricted shares-Green Cloud issuance	—	—	—	—	1,000,000	1	(1)	—	—	—	—	—

Contribution from Non-Controlling interest	—	—	—	—	—	—	—	—	—	—	7,542	7,542

Distribution to Non-Controlling interest	—	—	—	—	—	—	—	—	—	—	(1,424)	(1,424)

June 30, 2025	4,953,545	$5	62,500	$—	19,095,863	$19	$323,557	$(329,242)	40,741	$(13,798)	$48,778	$29,319

Net (loss) income	—	—	—	—	—	—	—	(23,956)	—	—	(1,831)	(25,787)

Stock-based compensation	—	—	—	—	—	—	1,882	—	—	—	—	1,882

Issuance of shares – warrant exercise	—	—	—	—	17,254,463	17	28,193	—	—	—	—	28,210

Issuance of shares – July equity financing	—	—	—	—	9,090,909	9	5,028	—	—	—	—	5,037

Issuance of shares- restricted stock awards	—	—	—	—	2,751,078	3	(3)	—	—	—	—	—

Issuance of shares- ATM settlements	—	—	—	—	14,649,141	15	20,738	—	—	—	—	20,753

Issuance of shares- SEPA draws	—	—	—	—	1,487,128	1	4,169	—	—	—	—	4,170

Forfeiture of RSA shares	(25)	—	—	—	(236,051)	—	—	—	—	—	—	—

Warrant issuance and revaluation	—	—	—	—	—	—	2,869	—	—	—	—	2,869

Warrant revalued to liability	—	—	—	—	—	—	(5,034)	—	—	—	—	(5,034)

Contribution from Non-Controlling interest	—	—	—	—	—	—	—	—	—	—	12,902	12,902

Distribution to Non-Controlling interest	—	—	—	—	—	—	—	—	—	—	(856)	(856)

September 30, 2025	4,928,545	$5	62,500	$—	64,092,531	$64	$381,399	$(353,198)	40,741	$(13,798)	$58,993	$73,465

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soluna Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2025 and 2024

	Nine Months Ended September 30,
(Dollars in thousands)	2025	2024
Operating Activities
Net loss	$(40,921)	$(19,782)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	4,866	4,634
Amortization expense	7,119	7,116
Stock-based compensation	5,671	3,286
Deferred income taxes	(1,716)	(1,806)
Impairment on fixed assets	12	130
Provision for credit losses	-	611
Amortization of operating lease asset	79	139
(Gain) loss on debt extinguishment and revaluation, net	(10,658)	1,888
Amortization of deferred financing costs and discount on notes	561	179
Fair value adjustments, including SEPA	22,165	5,607
Fair value on placement warrant financing cost	146	-
Loss on sale of fixed assets and credit on equipment deposit	802	21
Changes in operating assets and liabilities:
Accounts receivable	(1,715)	536
Prepaid expenses and other current assets	(1,741)	(3,429)
Other long-term assets	1,608	(5,771)
Accounts payable	2,020	1,159
Contract liability	(667)	-
Operating lease liabilities	(75)	(141)
Other liabilities and customer deposits	2,173	(811)
Accrued liabilities and interest payable	6,792	3,022
Net cash used in operating activities	(3,479)	(3,412)
Investing Activities
Purchases of property, plant, and equipment	(17,008)	(3,712)
Purchases of intangible assets	(92)	(95)
Proceeds from sale of property, plant, and equipment	-	215
Deposits on equipment	(1,028)	(4,099)
Net cash used in investing activities	(18,128)	(7,691)
Financing Activities
Proceeds from common stock warrant exercises	9,455	2,330
Proceeds from sale of common stock on SEPA	6,176	-
Proceeds from notes	18,434	14,470
Proceeds from sale of common stock on ATM	22,961	-
Proceeds from July equity issuance	4,509	-
Costs associated with July equity issuance	(145)	-
Payments on notes and deferred financing costs	(6,938)	(2,261)
Payments on ATM	(162)	-
Contributions from non-controlling interest	22,078	5,098
Distributions to non-controlling interest	(4,753)	(6,694)
Net cash provided by financing activities	71,615	12,943

Increase in cash & restricted cash	50,008	1,840
Cash & restricted cash – beginning of period	10,453	10,367
Cash & restricted cash – end of period	$60,461	$12,207

Supplemental Disclosure of Cash Flow Information
Interest paid on debt	1,081	218
Fair value consideration for Green Cloud issuance of shares	810	-
Noncash financing cost accrual	647	-
Noncash deferred financing cost accrual	1,078	-
Warrant consideration in relation to Generate Common Warrant	2,635	-
Warrant consideration in relation to convertible notes and revaluation of warrant liability	-	5,606
Notes converted to common stock	-	5,877
Noncash membership distribution accrual	-	741
Warrant consideration in relation to Soluna Cloud	-	1,440
Noncash non-controlling interest contributions	2,675	250
Noncash activity right-of-use assets obtained in exchange for lease obligations	3,441	-

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

Soluna Holdings, Inc. (“SHI”) is a digital infrastructure company that specializes in transforming surplus renewable energy into computing resources. The Company’s strategy is to operate modular data centers co-located with wind, solar, and hydroelectric power plants, supporting compute-intensive applications, including Bitcoin mining, generative AI, and high-performance computing (“HPC”). This approach aims to create a more sustainable grid while providing cost-effective and environmentally friendly computing solutions.

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

The Company’s Texas site (“Project Dorothy”), located at a wind farm, holds the potential for up to 100 MW of power generation. By June 2024, SHI had energized 50 MW of the site across two phases, Project Dorothy 1A and 1B. As of September 30, 2025, SHI holds a 15% Class B membership interest in Soluna DVSL ComputeCo, LLC (“DVSL”), owner of Project Dorothy 1A, and a subsidiary of SHI holds a 100% Class A membership interest in DVSL. SHI also holds a 51% ownership interest in Soluna DV ComputeCo, LLC (“DVCC”), owner of Project Dorothy 1B. On July 22, 2024, the Company closed financing for the 48 MW modular data center (the “Project Dorothy 2”). Project Dorothy 2 is financed by Soluna2 SLC Fund II Project Holdco LLC, an investment vehicle of Spring Lane Capital (“SLC”) and SDI. As of September 30, 2025, SDI has 100% Class A membership and 0% Class B membership interest in Project Dorothy 2. On July 22, 2025, the Company closed financing with Spring Lane Capital for a 35 megawatt (MW) expansion of Project Kati in Texas with Project Kati 1. The funds and further contributions are being used for the construction of Project Kati 1 that began in the third quarter of 2025. As of September 30, 2025, SDI has 100% Class A membership and 0% Class B membership interest in Project Kati 1.

Going Concern, Liquidity, and Capital Resources

The Company’s condensed consolidated financial statements as of September 30, 2025 have been prepared using generally accepted accounting principles in the United States of America (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements, the Company has continued to experience negative cash flows from operations and net losses and its subsidiary its Soluna AL Cloudco, LLC (“CloudCo”) has received a notice of breach of contract. Refer to Note 6 in relation to CloudCo.

The future use of our available liquidity will be based upon the ongoing review of the funding needs of our businesses, the optimal allocation of our resources, successful defense against subsidiary claims, and the timing of cash flow generation. To the extent that we desire to access alternative sources of capital, market conditions could adversely impact our ability to do so at that time and at terms favorable to the Company. Currently, management is evaluating and implementing different strategies to obtain financing to fund the Company’s expenses and growth to achieve a level of revenue adequate to support the Company’s current cost structure. Financing strategies may include, but are not limited to, stock issuances, project level equity, debt borrowings, partnerships and/or collaborations. If the Company is unable to meet its financial obligations, it could be forced to restructure or refinance, seek additional equity capital or sell its assets. The Company might then be unable to obtain such financing or capital or sell its assets on satisfactory terms. There can be no assurance that additional financing will be available to the Company when needed or, if available, that it can be obtained on commercially reasonable terms. If the Company is not able to obtain the additional financing on a timely basis, if and when it is needed, it will be forced to delay or scale down some or all of its development activities or perhaps even cease the operation of its business.

The Company’s unrestricted cash and cash equivalents of $51.4 million as of September 30, 2025, may be insufficient to meet our operating expenses and capital expenditure requirements for at least 12 months from the filing of this Form 10-Q. We have incurred recurring losses since inception and we expect operating losses to continue for the foreseeable future as we grow our business, and it is possible we will never achieve profitability and, as a result, our ability to continue as a going concern is dependent on our ability to raise additional working capital through public and private equity, debt financings and other sources. There can be no assurance that such financing will be available, on acceptable terms and conditions, or at all. The precise amount and timing of the funding needs cannot be determined accurately at this time, and will depend on a number of factors, including our ability to generate significant revenue, the market demand for our services, management of working capital, and the continuation of normal payment terms.

Until such time as we can generate substantial revenue, we expect to finance our working capital requirements through a combination of equity offerings and debt financing. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures, or declaring dividends. If we are unable to raise additional funds through equity or debt financing or other sources when needed, we may be required to scale back or curtail our operations or expansion efforts, including limiting our ability to expand our hosting and cryptocurrency business to a larger-scale operation.

Other financing activities include the following:

On April 29, 2025, the Company entered into an At the Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), as sales agent, pursuant to which the Company may offer and sell, from time to time, through Wainwright, up to $87,650,000 from time to time through Wainwright. As of September 30, 2025, the Company has drawn approximately $23.0 million in net proceeds pursuant to the ATM Agreement and has over $60 million available. Refer to Note 9 for details.

On August 12, 2024, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, LTD., a Cayman Islands exempt limited company (“YA”). In accordance with the terms of the SEPA, YA has agreed to purchase up to $25 million in aggregate gross purchase price of newly issued fully paid shares of the Company’s common stock from time to time subject to the limits and the conditions of the SEPA. The Company drew on the SEPA in the first quarter and third quarter of 2025, and the proceeds were used to pay debt, invest in data center projects, and for working capital and general corporate purposes. As of September 30, 2025, the Company has drawn approximately $6.2 million on the SEPA. Refer to Note 9 for details.

On July 15, 2025, the Company entered into a securities purchase agreement to which the Company received gross proceeds of $5.0 million from a public offering of common stock. In connection with this offering, the Company issued warrants, and as of September 30, 2025, the Company received approximately $9.4 million in gross proceeds from the exercise of such warrants. Refer to Note 9 for details.

On September 12, 2025, the Company caused its subsidiaries Soluna DVSL ComputeCo, LLC (“Dorothy 1A Borrower”), Soluna DVSL II ComputeCo, LLC (“Dorothy 2 Borrower”), and Soluna KK I ComputeCo, LLC (“Tranche B Borrower” and collectively with Dorothy 1A Borrower and Dorothy 2 Borrower, the “Borrowers”) to enter into a Credit and Guaranty Agreement (the “Credit Agreement”) with Generate Lending, LLC, as administrative agent and collateral agent (the “Agent”), and Generate Strategic Credit Master Fund I-A, L.P. (the “Lender”). The Credit Agreement provides for senior secured term loan commitments in an aggregate principal amount of up to $35.5 million, comprised of (i) Tranche A-1 ($5.5 million), (ii) Tranche A-3 ($11.5 million), and (iii) Tranche B ($18.5 million). In addition, the Credit Agreement permits the Borrowers to request one or more Additional Tranche Loan Commitments (as defined in the Credit Agreement), in the aggregate amount of up to $64.5 million, subject to the approval of the Lender and the Agent, for project-level financing of eligible projects. On September 12, 2025, the Borrowers borrowed approximately $12.6 million under the Credit Agreement, comprised of Tranche A-1 loans and Tranche A-3 loans. Proceeds from the Generate Credit Agreement will be used to finance, refinance, develop and construct the Company’s Dorothy 1A, Dorothy 2 and Kati data center projects, fund a debt service reserve account, and pay fees and expenses. Refer to Note 8 for details.

The Company, in 2025, will continue to look to evaluate additional strategies to obtain financing to fund operations, and capital expenditures related to its project portfolio. However, management cannot provide any assurances that the Company will be successful in accomplishing additional financing or any of its other plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

While the financial condition of the Company has improved substantially, other factors taken as a whole indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year after issuance of these condensed consolidated financial statements as of September 30, 2025, or November 14 2025.

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

The information presented in the accompanying condensed consolidated balance sheet as of December 31, 2024 has been derived from the Company’s audited consolidated financial statements. All other information has been derived from the Company’s unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2025 and September 30, 2024.

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

Restricted Cash

Restricted cash relates to cash that is legally restricted as to withdrawal and usage or is being held for a specific purpose and thus not available to the Company for immediate or general business use. As of September 30, 2025, the Company had restricted cash of approximately $9.1 million, of which $3.6 million was classified as current and $5.5 million was classified as non-current. As of December 31, 2024, the Company had restricted cash of approximately $2.6 million, of which $1.1 million was classified as current and $1.5 million was classified as non-current. Currently, the balance in restricted cash relates to restricted deposits held with customers that were for less than 12 months, or for debt covenant purposes. The Company has a long-term restricted cash balance in relation to a collateralized deposit.

Deposits and Credits on equipment

As of September 30, 2025 and December 31, 2024, the Company had approximately $813 thousand and $5.1 million, respectively, in deposits and credits on equipment that had not yet been received by the Company. Once the Company receives such equipment in a subsequent period, the Company will reclassify such balance into Property, Plant and Equipment, net. Included in the December 31, 2024 balance was a credit on equipment of $975 thousand, of which approximately $195 thousand had been used as of September 30, 2025, and the remaining $780 thousand to be used on future purchases for Project Dorothy 2 and Project Kati until September 1, 2025 (“expiration date”). The Company did not execute an order by the expiration date, and no further extension was granted, and as such the credit was forfeited. The Company recorded a loss on the credit deposit of approximately $780 thousand which was included in Loss on sale of fixed assets and credit on equipment deposit on the condensed financial statements for the three and nine months ended September 30, 2025.

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

Loan Commitment assets

The Company’s Generate Credit Agreement (see Note 8) contained a commitment from the lender for an additional tranche of debt under certain conditions. The Company incurred costs and fees to obtain a nonrevolving loan commitment. The accounting for warrants issued and fees paid to lenders in connection with a nonrevolving loan commitment are initially treated as an asset. As discussed in Generate Credit Agreement in Note 8, the Company can draw up to $35.5 million between the first three tranches and can draw an additional $64.5 million upon subsequent approval by the lenders. The Company allocated the warrants issued and fees paid to the lenders in connection the nonrevolving loan commitment between the initial draw of $12.6 million and the remaining $22.9 million between debt issuance costs and loan commitment assets. As the $22.9 million remaining commitment gets drawn upon, the Company will reclassify a portion of the loan commitment asset as a debt discount.

Warrant Liability

Under the guidance in ASC 480: Distinguishing Liabilities from Equity (“ASC 480”), and then further in ASC 815, Derivatives and Hedging (“ASC 815”), certain Company warrants associated with the July 2025 Equity Financing discussed in Note 9 did not meet the criteria for equity treatment. In addition, due to a side letter execution in relation to the Generate Common Warrants as discussed in Note 8, the Generate Common Warrants were reclassified to liability treatment. As such, the warrants were recorded on the balance sheet at fair value. This valuation was subject to re-measurement at each balance sheet date, or when the warrant was exercised. With each re-measurement, the warrant valuation was adjusted to fair value, with the change in fair value recognized in the Company’s condensed consolidated statement of operations. The warrants were collectively classified as a Level 3 measurement within the fair value hierarchy due to the use of a valuation model which involves the use of unobservable inputs. As of September 30, 2025, the Company had an outstanding warrant liability balance which represents the fair value of the warrants of approximately $7.2 million. The Company notes, approximately $2.9 million related to the Series A and B Warrants in association with the July 2025 Equity Financing, and $4.3 million related to the Generate Common Warrants. Please refer to Note 9 in relation to the fair value assumptions for the Series A and B Warrant in association with the July 2025 Equity Financing, and refer to Note 8 in relation to the Generate Common Warrants fair value assumptions.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations or net assets.

Correction of an Error

While preparing the Company’s Form 10-Q for the three and nine months ended September 30, 2025, the Company identified the following error related to the presentation of basic and diluted Earnings Per Share (“EPS”) in its historical filing for the year ended December 31, 2024, and for the quarters ended June 30, 2024, September 30, 2024, March 31, 2025, and June 30, 2025:

●	Inclusion of the restricted stock awards that had not yet vested.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the errors and has determined that the related impacts were not material to any prior annual or quarterly report, but that correcting the cumulative impact of such errors would be significant to our EPS for the year ended December 31, 2025. Accordingly, the Company has corrected such immaterial errors by adjusting its December 31, 2024 consolidated statement of operations related to the calculation of earnings per share. The Company also corrected previously reported interim financial information for such immaterial errors in future filings, as applicable. The following summarizes the effect of the revision on each financial statement line item.

The following analysis provides a comparison amongst the basic and diluted EPS as reported on the Form 10-Q for the quarter ended June 30, 2024, and the final revised basic and diluted EPS calculation to correct all identified errors:

	For the three months ended June 30, 2024			For the six months ended June 30, 2024
	As Reported	As Revised	Change	As Reported	As Revised	Change
Basic and Diluted net loss per share	$(2.97)	$(3.62)	$(0.65)	$(5.68)	$(6.38)	$(0.70)

Weighted average shares outstanding (Basic and Diluted)	4,553,696	3,747,160	(806,536)	3,683,558	3,275,290	(408,268)

The following analysis provides a comparison amongst the basic and diluted EPS as reported on the Form 10-Q for the quarter ended September 30, 2024, and the final revised basic and diluted EPS calculation to correct all identified errors:

	For the three months ended September 30, 2024			For the nine months ended September 30, 2024
	As Reported	As Revised	Change	As Reported	As Revised	Change
Basic and Diluted net loss per share	$(1.29)	$(1.56)	$(0.27)	$(6.00)	$(7.15)	$(1.15)

Weighted average shares outstanding (Basic and Diluted)	7,738,664	6,388,335	(1,350,329)	5,147,602	4,320,546	(827,056)

The following analysis provides a comparison amongst the basic and diluted EPS as reported on the Form 10-K for the year ended December 31, 2024, and the final revised basic and diluted EPS calculation to correct all identified errors:

	For the year ended December 31, 2024
	As Reported	As Revised	Change
Basic and Diluted net loss per share	$(12.15)	$(14.94)	$(2.79)

Weighted average shares outstanding (Basic and Diluted)	6,280,915	5,109,339	(1,171,576)

The following analysis provides a comparison amongst the basic and diluted EPS as reported on the Form 10-Q for the quarter ended March 31, 2025, and the final revised basic and diluted EPS calculation to correct all identified errors:

	For the three months ended March 31, 2025
	As Reported	As Revised	Change
Basic and Diluted net loss per share	$(0.88)	$(1.21)	$(0.33)

Weighted average shares outstanding (Basic and Diluted)	11,939,983	8,719,351	(3,220,632)

The following analysis provides a comparison amongst the basic and diluted EPS as reported on the Form 10-Q for the quarter ended June 30, 2024, and the final revised basic and diluted EPS calculation to correct all identified errors:

	For the three months ended June 30, 2025			For the six months ended June 30, 2025
	As Reported	As Revised	Change	As Reported	As Revised	Change
Basic and Diluted net loss per share	$(0.69)	$(0.93)	$(0.24)	$(1.55)	$(2.10)	$(0.55)

Weighted average shares outstanding (Basic and Diluted)	14,991,125	11,146,142	(3,844,983)	13,473,983	9,939,450	(3,534,533)

3. Accounts Receivable, net

Accounts receivables consist of the following at:

(Dollars in thousands)	September 30, 2025	December 31, 2024
Data hosting	$3,888	$1,385
Demand response service receivable	516	1,159
Proprietary mining Coinbase receivable	-	37
Other	248	356
	4,652	2,937
Less: Allowance for expected credit losses	(244)	(244)
	$4,408	$2,693

The Company’s allowance for expected credit loss was $244 thousand at September 30, 2025 and December 31, 2024, respectively. For the year ended December 31, 2024, one of the Company’s borrowers for a note receivable was having financial difficulty securing additional financing to pay the note. As such, the Company fully reserved the note balance and incurred a provision on credit loss of approximately $244 thousand. In addition, the Company had a credit provision for approximately $516 thousand due to a pricing dispute with a Bitcoin hosting customer, in which the agreement with the customer was terminated in December 2024. As of December 31, 2024, the Company wrote off the entire allowance with the Bitcoin hosting customer of $516 thousand.

Rollforward of Allowance of Expected Credit Losses:

(Dollars in thousands)	January 1, 2025- September 30, 2025	January 1, 2024 – December 31, 2024

Allowance for expected credit losses, beginning of period	$244	$-
Current period credit provision	-	760
Write offs charged against the allowance	-	(516)
Recoveries collected	-	-
Allowance of expected credit losses, end of period	$244	$244

4. Property, Plant and Equipment, net

Property, plant and equipment consist of the following at:

(Dollars in thousands)	September 30, 2025	December 31, 2024
Land and land improvements	$2,800	$1,553
Buildings and leasehold improvements	32,292	25,453
Computers and related software	12,719	11,533
Machinery and equipment	16,246	9,324
Office furniture and fixtures	74	34
Construction in progress	14,537	9,250
	78,668	57,147
Less: Accumulated depreciation	(14,669)	(9,864)
	$63,999	$47,283

Depreciation expense was approximately $1.7 million and $1.5 million for the three months ended September 30, 2025 and 2024, respectively. Depreciation expense was approximately $4.9 million and $4.6 million for the nine months ended September 30, 2025 and 2024, respectively.

5. Intangible Assets, net

Intangible assets consist of the following as of September 30, 2025:

(Dollars in thousands)	Intangible Assets	Accumulated Amortization	Total

Strategic pipeline contract	$46,885	$36,727	$10,158
Assembled workforce	500	392	108
Patents	359	32	327
Total	$47,744	$37,151	$10,593

Intangible assets consist of the following as of December 31, 2024:

(Dollars in thousands)	Intangible Assets	Accumulated Amortization	Total

Strategic pipeline contract	$46,885	$29,694	$17,191
Assembled workforce	500	317	183
Patents	266	20	246
Total	$47,651	$30,031	$17,620

Amortization expense for each of the three and nine months ended September 30, 2025 and 2024 was approximately $2.4 million and $7.1 million, respectively.

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

The Company expects to record amortization expense of intangible assets over the next five years and thereafter as follows:

(Dollars in thousands)
Year	2025
2025 (remainder of the year)	$2,375
2026	7,914
2027	17
2028	17
2029	17
Thereafter	253
Total	$10,593

6. Accrued Liabilities

Accrued liabilities consist of the following at:

(Dollars in thousands)	September 30, 2025	December 31, 2024

Salaries, wages, and related expenses	$1,657	$552
Liability to shareholders for previous acquisition	363	363
Legal, audit, tax, and professional fees	1,796	537
Sales tax accrual	-	575
Real estate taxes accrual	537	182
Hosting and utility fees	1,922	1,036
Construction fees	4,852	2,211
Financing fee accrual	1,001	-
Membership distribution accrual	-	1,179
Other	298	150
Total	$12,426	$6,785

Contract liability

In June 2024, Soluna AL Cloudco, LLC (“CloudCo”), a subsidiary of Soluna Cloud, entered into an agreement (the “HPE Agreement”) with Hewlett Packard Enterprise Company (“HPE”), with an initial pre-payment of $10.3 million and a total commitment of $34 million over a 36-month period. On March 24, 2025, CloudCo notified HPE of its termination of the HPE Agreement and, on March 26, 2025, HPE notified CloudCo of its termination of the HPE Agreement for cause, effective immediately, due to CloudCo’s material breach of its payment obligations that remained uncured for more than thirty (30) days. The HPE Agreement provided the Company access to datacenter and cloud services for AI and supercomputing applications utilizing NVIDIA H100 GPUs. In accordance with the terms of the HPE Agreement, CloudCo was required to pay all of the unpaid fees that were payable over the entire term of the HPE Agreement. In accordance with the terms of the HPE Agreement, upon a termination for cause by HPE, CloudCo must pay HPE the remaining payment stream under the term of the HPE Agreement, including all upfront payments and monthly charges, plus any fees incurred for the terminated Services (as defined in the HPE Agreement). As of December 31, 2024, the Company reduced its prepaid assets and other long-term assets by approximately $8.6 million, increased termination liability by approximately $20.0 million and recorded a loss on contract of approximately $28.6 million to account for the termination of the contract and CloudCo’s contractual payments. The liability has been reduced to approximately $19.3 million as of September 30, 2025. CloudCo has not made any additional payments under the HPE Agreement since CloudCo notified HPE of its termination of the HPE Agreement.

7. Income Taxes

During the three and nine months ended September 30, 2025, the Company’s effective income tax rate was 2.5% and 4.0%, respectively, and for the three and nine months ended September 30, 2024, the Company’s effective tax rate was 6.3% and 8.1%, respectively. The projected annual effective tax rate is less than the Federal statutory rate of 21%, primarily due to the change in the valuation allowance, as well as changes to estimated taxable income for 2025 and permanent differences. For the three months ended September 30, 2025 and 2024, there was a deferred income tax benefit of $666 thousand and $547 thousand, respectively. For the nine months ended September 30, 2025 and 2024, there was a deferred income tax benefit of approximately $1.7 million and $1.8 million, respectively, offset by a $9 thousand and $63 thousand current tax expense for the nine months ended September 30, 2025 and 2024, respectively.

In connection with the strategic contract pipeline acquired in the acquisition as further discussed in Note 5, ASC 740-10-25-51 requires the recognition of a deferred tax impact of acquiring an asset in a transaction that is not a business combination when the amount paid exceeds the tax basis on the acquisition date. As such, the Company is required to adjust the value of the strategic contract pipeline by approximately $10.9 million at inception date, which was recorded as a deferred tax liability, and this amount will be amortized over the life of the asset. For the three and nine months ended September 30, 2025 and 2024, the Company amortized $547 thousand and $1.6 million, respectively.

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

The Company believes that the accounting estimate for the valuation of deferred tax assets is a critical accounting estimate because judgment is required in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns. The Company based the estimate of deferred tax assets and liabilities on current tax laws and rates and, in certain cases, business plans and other expectations about future outcomes. In the event that actual results differ from these estimates, or the Company adjusts these estimates in future periods, the Company may need to adjust the recorded valuation allowance, which could materially impact our financial position and results of operations. The Company has a full valuation allowance for the deferred tax asset of $43.4 million and $38.5 million on September 30, 2025 and December 31, 2024, respectively. We will continue to evaluate the ability to realize our deferred tax assets and related valuation allowance on a quarterly basis.

8. Debt

The following table represents total debt outstanding by agreement as of September 30, 2025:

(Dollars in thousands):	Current portion of debt	Long term debt	Total
NYDIG financing	$-	$-	$-
Green Cloud secured note	3,487	4,589	8,076
Equipment loan	-	-	-
Galaxy loan	636	3,756	4,392
Generate credit agreement	5,876	4,909	10,785
Total Debt	$9,999	$13,254	$23,253

The following table represents total debt outstanding by agreement as of December 31, 2024:

(Dollars in thousands):	Current portion of debt	Long term debt	Total
Convertible Notes	$-	$-	$-
NYDIG financing	9,183	-	9,183
Navitas term loan	137	-	137
June 2024 secured note	3,922	7,061	10,983
July 2024 additional secured note	1,202	-	1,202
Total Debt	$14,444	$7,061	$21,505

NYDIG Financing

(Dollars in thousands)	Maturity Dates	Interest Rate	January 1, 2025- September 30, 2025	January 1, 2024- December 31, 2024
NYDIG Loans #1-11	April 25, 2023 thru January 25, 2027*	14% thru 16%	$9,183	$9,183
Less: repossession of collateralized assets			—	—
Gain on settlement of debt			(9,183)	—
Total outstanding debt			$—	$9,183

*	Due to an event of default- the entire NYDIG ABL LLC (“NYDIG”) financing became current, see note below.

On December 30, 2021, Soluna MC Borrowings, LLC 2021-1 (the “Borrower”), a subsidiary of Soluna MC, which is a subsidiary of Soluna Digital Holdings, entered into a Master Equipment Finance Agreement (the “Master Agreement”) with NYDIG as lender, servicer, and collateral agent. The Master Agreement provided for up to approximately $14.4 million in total equipment financing (the “NYDIG Loans”).

In January 2022, the Borrower completed two drawdowns totaling approximately $14.4 million, bearing interest at 14% and repayable over 24 months. As part of the financing, Soluna MC LLC, the Borrower’s parent, provided a guaranty, and the Borrower pledged its assets, including certain digital asset accounts, as collateral for the loans.

On December 20, 2022, after the Borrower defaulted on the NYDIG Loans, NYDIG issued a Notice of Acceleration and Repossession under the Master Agreement. The obligations under this facility were ring-fenced to the Borrower and its direct parent, Soluna MC LLC. The Company itself was not a guarantor of the loans.

On February 23, 2023, NYDIG foreclosed on the collateral, repossessing assets valued at approximately $3.4 million, of which about $0.6 million was applied to accrued interest and penalties. On December 7, 2023, NYDIG filed a motion for summary judgment seeking approximately $10.3 million for unpaid principal, interest, and penalties. Following court proceedings, the parties agreed that the total outstanding principal was approximately $9.2 million (the “Agreed Judgment Amount”).

On September 29, 2025, the Borrower and NYDIG executed a Settlement Agreement to fully resolve the Agreed Judgment Amount and all related claims. Under the Settlement Agreement, the Borrower agreed to make certain settlement payments to NYDIG, and in return, NYDIG and its affiliates released the Borrower and its related parties from all claims related to the NYDIG Loans.

As a result, the Company recorded a gain on extinguishment of debt for the remaining principal, accrued interest, and penalties. As of September 30, 2025, a portion of the settlement amount had been paid, with the remainder recorded in Accrued liabilities. The remaining balance was paid after quarter-end, and no further obligations remain as of the date of this filing.

See Note 10 — Commitments and Contingencies for additional information regarding the NYDIG litigation matter.

Green Cloud secured note

(Dollars in thousands)	Maturity Date	Interest Rate	January 1, 2025- September 30, 2025	June 20, 2024- December 31, 2024
Term Loan and capitalized interest (excludes debt issuance cost)	June 20, 2027	9%	$11,748	$12,784
Less: principal and capitalized interest payments			(3,252)	(1,036)
Less: debt discount			(126)	(230)
Less: debt issuance costs			(294)	(535)
Total outstanding note			8,076	10,983
(Less) Current note outstanding			3,487	3,922
Long-term note outstanding			$4,589	$7,061

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

As further inducement for the Investor to purchase the Note, Soluna Cloud issued to the Investor a warrant (the “Warrant”) exercisable within three years from June 20, 2024 for a number of shares of common stock of Soluna Cloud equal to the sum of (a) 12.5% of Soluna Cloud’s issued and outstanding common stock as of the date of the Warrant divided by 0.875, plus (b) the percentage of each Qualified Issuance (as defined below) divided by 0.875. For purposes of the Warrant, “Qualified Issuance” means (y) each issuance of common stock of Soluna Cloud during the period commencing on the day after the date of the Warrant and ending on the earlier to occur of (i) the conclusion of up to an additional $112.5 million of capital raised, whether in the form of debt, equity, mixed or otherwise, by Soluna Cloud and its subsidiaries and (ii) December 31, 2024 and (z) the number of shares of common stock of Soluna Cloud issuable upon the exercise or conversion of any convertible securities of CloudCo issued during such period (other than certain issuances pursuant to CloudCo’s equity compensation plans). On June 20, 2024, the Company determined that the warrant should be treated as a warrant liability and based on valuation, the Company booked a warrant liability of approximately $314 thousand and a related debt discount which will be amortized over the life of the loan. Further evaluation of the Warrants under ASC 815-10 was required to determine if the warrants meet the definition of a derivative. The warrants are classified as a liability that are required to be adjusted to fair market value. The Company applied a discounted cash flow method in relation to the valuation of Cloud in which assumptions from forecasted projected cash flow data and other key operating assumptions such as working cash flow were used to determine an enterprise value less any current debt in order to determine an equity value for Cloud. As of September 30, 2025 and December 31, 2024, the warrants were fair valued, and deemed to not have any further value, as such the Company wrote down the liability balance to $0.

For the three and nine months ended September 30, 2025, the Company incurred approximately $298 thousand and $1.0 million in interest expense in relation to the June SPA, respectively, which includes interest paid on the note and amortization of deferred financing costs.

June SPA Modification

On March 21, 2025, the Note Parties entered into a Modification Agreement (the “Modification Agreement”) to, among other things:

(i)	provide for the deposit of 1,000,000 shares (the “Escrow Shares”) of the Company’s common stock, into an escrow account maintained by Northland Securities, Inc., pursuant to an escrow agreement (as further described below),
(ii)	provide for the issuance to the Investor of penny warrants to purchase shares of the Company’s common stock. The number of penny warrants (exercise price at $0.01) shall equal $1.25 million divided by the 5-day VWAP of the Company’s common stock at time of issuance. The warrants will be issued at the time the Investor removes its lien on the property of the Company. As of November 14, 2025, the lien has not yet been removed and the warrants have not been issued,
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

Subsequently, the Company and the Investor mutually agreed that the 1,000,000 Escrow Shares would instead be issued directly to the Investor and, on April 29, 2025, the Company issued 1,000,000 shares of common stock to the Investor. When the Investor sells the 1,000,000 shares in the open market (after either SEC registration effectiveness or pursuant to SEC Rule 144), the net cash proceeds from the sale of shares will be applied to the outstanding principal balance of the note up to $4.00 per share, and any excess proceeds over $4.00 per share will be retained by the Investor. The Investor has until March 31, 2026 (the “Sales Period”) to sell the 1,000,000 shares to reduce the outstanding principal balance, or would have to return the shares.

July 2024 Additional Secured Note

(Dollars in thousands)	Maturity Date	Interest Rate	January 1, 2025- September 30, 2025	July 12, 2024- December 31, 2024
Term Loan and capitalized interest (excludes debt issuance cost)	July 12, 2027*	9%	$1,209	$1,278
Less: principal and capitalized interest payments			(658)	(69)
Debt discount			-	(7)
Gain on extinguishment			(551)	-
Total outstanding debt			$-	$1,202

*	On March 14, 2025, the Company satisfied the assignment and assumption agreement, as such a gain on extinguishment was recorded.

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

To further incentivize the Additional Investors, Soluna Cloud issued warrants (the “Cloud Additional Warrants”) to each Additional Investor. These Cloud Additional Warrants are exercisable within three years from the effective date of the June SPA Amendment. They allow the purchase of a number of shares of Soluna Cloud common stock equal to 1.25% of Soluna Cloud’s issued and outstanding common stock as of the Cloud Additional Warrant date, divided by 0.9875, plus 1.25% of each Qualified Issuance, divided by 0.9875. On July 12, 2024, the Company determined that the additional warrants were treated as a warrant liability and based on valuation, the Company booked a warrant liability of approximately $13 thousand and a related debt discount which will be amortized over the life of the loan. Further evaluation of the Warrants under ASC 815-10 was required to determine if the warrants meet the definition of a derivative. The warrants are classified as a liability that are required to be adjusted to fair market value. The Company applied a discounted cash flow method in relation to the valuation of Cloud which assumptions from forecasted projected cash flow data and other key operating assumptions such as working cash flow were used to determine an enterprise value less any current debt in order to determine an equity value for Cloud. As of September 30, 2025 and December 31, 2024, the warrants were fair valued, and deemed to not have any further value, as such the Company wrote down the liability balance to $0.

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

On March 14, 2025, the Company fulfilled the purchase obligations, and assumed the Additional Notes through payment of $750 thousand through principal and 50% interest payments and use of 20% SEPA funds. Effectively, the remaining debt assignment was assumed by Soluna Holdings, Inc. and was recorded as an intercompany debt obligation that was eliminated on the Company’s condensed consolidated financial statements as of September 30 2025. The Company recorded a gain on extinguishment of the July 2024 Additional Secured Notes of approximately $551 thousand for the nine months ended September 30, 2025. For the three and nine months ended September 30, 2025, the Company incurred approximately $0 and $33 thousand in interest expense in relation to the July Additional Secured Note.

Galaxy Loan

(Dollars in thousands)	Maturity Date	Interest Rate	March 12, 2025 – September 30, 2025
Term Loan	March 12, 2030	15%	$5,000
Less: principal payments			(250)
Less: debt discount and issuance costs			(358)
Total outstanding note			4,392
(Less) Current note outstanding			636
Long-term note outstanding			$3,756

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

The Galaxy Loan Agreement provides for a term loan facility in the principal amount of $5.0 million (the “Term Loan Facility”). The Term Loan Facility bears interest at a rate of 15.0% per annum, subject to an increase of 5.0% (for a total of 20.0%) in the event an Event of Default as defined within the Galaxy Loan Agreement has occurred and is continuing. The Term Loan Facility matures on March 12, 2030 and includes scheduled payments over a five-year term. For the three and nine months ended September 30, 2025, the Company incurred approximately $220 thousand and $498 thousand in interest expense in relation to the Term Loan Facility, which includes interest paid on the note and amortization of deferred financing costs.

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

Generate Credit Agreement

(Dollars in thousands)	Maturity Date	Interest Rate	September 12, 2025 – September 30, 2025
Tranche A-1	September 12, 2030	14.24%	$5,500
Tranche A-3			7,124
Total drawn loan			12,624
Less: principal payments			-
Less: debt discount and issuance costs			(1,839)
Total outstanding note			10,785
(Less) Current note outstanding			5,876
Long-term note outstanding			$4,909

On September 12, 2025, the Company caused its subsidiaries Soluna DVSL ComputeCo, LLC (“Dorothy 1A Borrower”), Soluna DVSL II ComputeCo, LLC (“Dorothy 2 Borrower”), and Soluna KK I ComputeCo, LLC (“Tranche B Borrower” and collectively with Dorothy 1A Borrower and Dorothy 2 Borrower, the “Borrowers”) to enter into a Credit and Guaranty Agreement (the “Credit Agreement”) with Generate Lending, LLC, as administrative agent and collateral agent (the “Agent”), and Generate Strategic Credit Master Fund I-A, L.P. (the “Lender”). The Credit Agreement provides for senior secured term loan commitments in an aggregate principal amount of up to $35.5 million, comprised of (i) Tranche A-1 ($5.5 million), (ii) Tranche A-3 ($11.5 million), and (iii) Tranche B ($18.5 million). In addition, the Credit Agreement permits the Borrowers to request one or more Additional Tranche Loan Commitments (as defined in the Credit Agreement), in the aggregate amount of up to $64.5 million, subject to the approval of the Lender and the Agent, for project-level financing of eligible projects. On September 12, 2025, the Borrowers borrowed approximately $12.6 million under the Credit Agreement, comprised of Tranche A-1 loans and Tranche A-3 loans. The Company can draw upon Tranche B from September 12, 2025 until October 31, 2026, subject to the conditions set forth in the Credit Agreement. The maturity date for the Tranche A and Tranche B loans is the earlier of (i) payment of outstanding principal, interest, and fees and (ii) September 12, 2030. Additional Tranche Loan Commitments will have maturity dates as set forth in their respective amendments to the Credit Agreement. For the three and nine months ended September 30, 2025, interest expense was $168 thousand.

Proceeds from the Generate Credit Agreement will be used to finance, refinance, develop and construct the Company’s Dorothy 1A, Dorothy 2 and Kati data center projects, fund a debt service reserve account, and pay fees and expenses. The loans bear interest at a variable rate based on either ABR or Term SOFR, as set forth in the Generate Credit Agreement. The applicable interest rate for SOFR loans is equal to Term SOFR plus a margin of 10.0% per annum, and for ABR loans is equal to the ABR plus a margin of 9.0% per annum. The Generate Credit Agreement provides for a SOFR rate floor of 3.50% per annum. The Borrowers are required to pay a commitment fee of 1.00% per annum on undrawn amounts of the Tranche B Loan Commitments and any Additional Tranche Loan Commitments. During the continuance of an event of default, a default rate applies equal to the otherwise applicable rate plus 2.0% per annum.

The loans are subject to scheduled amortization, fees and prepayment premiums which will be paid through excess cash sweeps. The classification of the outstanding principal balance of the Generate loan balance into current and non-current liabilities is contingent upon management’s estimate of the future application of mandatory debt repayments. The Credit Agreement contains a mandatory prepayment provision, or “cash sweep,” requiring a percentage of free cash flow, as defined in the Credit Agreement, to be applied to principal reduction on a periodic basis. The amount expected to be prepaid via this sweep mechanism during the next twelve months is classified as current debt. This classification relies on management’s internal cash flow forecast, which incorporates assumptions regarding future operating performance, capital expenditures, and working capital needs. Assumptions include market volatility risks, which are inherently unpredictable. Because the classification is dependent upon these management estimates, the actual amount of debt paid down through the cash sweep mechanism may differ materially from the amounts classified as current liabilities. The obligations are guaranteed by certain Company subsidiaries and secured by first-priority liens on substantially all assets of the Borrowers and guarantors, including pledges of equity interests, security interests in deposit and other collateral accounts (subject to control agreements), and mortgages/deeds of trust on the relevant project sites.

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default for financings of this type. Events of default under the Credit Agreement include, among other things, non-payment of principal, interest or fees, inaccuracy of representations and warranties, breach of covenants, cross-default to certain material indebtedness, bankruptcy and insolvency, and change of control. Upon the occurrence and during the continuance of an event of default, the lenders may declare all outstanding principal and accrued but unpaid interest under the Credit Agreement immediately due and payable and may exercise the other rights and remedies provided under the Credit Agreement and related loan documents. Negative covenants in the Credit Agreement include, among other things, restrictions on the Borrowers and guarantors with respect to incurring additional indebtedness, creating liens on assets, selling assets or making fundamental changes, making restricted payments, entering into affiliate transactions, and using loan proceeds for unauthorized purposes. The Credit Agreement also restricts investments, capital expenditures, and speculative transactions, and requires that all deposit and securities accounts be subject to control agreements. Financial covenants require (i) a minimum trailing Debt Service Coverage Ratio of 1.60:1.00 and (ii) a minimum Forward Contracted Debt Service Coverage Ratio of 1.20:1.00, in each case as further described in the Credit Agreement. The facility also includes customary mandatory prepayment provisions.

Pursuant to the Credit Agreement, the Company issued to Generate Strategic Credit Master Fund I-B, L.P., an affiliate of the Lender and the Agent (the “Holder”), in a private placement (the “Private Placement”): (i) a pre-funded warrant (the “Generate Pre-Funded Warrant”) to purchase up to 2,000,000 shares of common stock; and (ii) a common warrant (the “Generate Common Warrant” and, together with the Generate Pre-Funded Warrant, the “Generate Warrants”) to purchase up to 2,000,000 shares of common stock.

On September 28, 2025, the Company executed a side letter with the Holder in relation to 2.0 million outstanding Generate Common Warrant to waive a clause that has a requirement to reserve 2.0 million shares of common stock until there is an increase in the authorized shares of the Company. If the Company does not get shareholder approval to increase the authorized shares, then the Company would have to repurchase shares of common stock in the open market and hold those shares in treasury as a reserve for the Generate Common Warrant. The Company was still required to reserve the Generate Pre-Funded Warrant. As the Generate Common Warrant were contingent upon shareholder approval of increase of authorized shares, and if the Company didn’t get approval, the Company would need to repurchase shares of common stock in the open market, it created the Company to classify the 2.0 million Generate Common Warrant to liability as of September 30, 2025. The change in classification of the Generate Common Warrant created a deemed dividend of approximately $3.8 million, in which was adjusted in the earnings per share calculation, see Note 9 for further details. The Company notes that the Company obtained shareholder approval on November 7, 2025 to increase the authorized limit of shares to 375.0 million.

The following table represents the significant fair value assumptions used for the Generate Warrants issued or revalued during the quarter September 30, 2025.

Three and Nine Months ended September 30, 2025
Stock price	$0.72-2.75
Exercise price	$0.0001- 1.18
Expected term in years	4.95 – 5.00
Expected dividend yield	0.00%
Volatility	130.00%
Risk-free interest rate	3.63- 3.76%

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

On March 21, 2025, the SDI Borrower drew down $250 thousand of the Loan with the Lender, in relation to Project Kati. In addition, on June 11, 2025 and July 16th, the SDI Borrower drew down an additional $269.2 thousand and $291.4 thousand of the Loan with the Lender, in relation to Project Kati. The total amount of equipment loans of $810.6 thousand was outstanding prior to the assignment of equipment and payoff of the loan. The SDI Borrower shall repay the Loans under these Borrowing Requests with a different MOIC Payment than as defined in the Equipment Loan Agreement. The MOIC Payment for these Borrowing Requests only, shall be an amount equal to the difference of (i) the greater of (a) the principal amount of the Loan being repaid plus all interest previously paid or simultaneously being paid to Lender in respect of such principal of the Loan, and (b) the principal amount of the Loan being repaid multiplied by three and three tenths (3.3), minus (ii) the sum of the principal amount of the Loan being repaid plus all interest previously paid or simultaneously being paid to Lender in respect of such principal of the Loan. As of the date prior to the payoff, the Company had approximately $180.6 thousand in Accrued interest payable in relation to the MOIC and 15% interest accruing on the Loan that was outstanding.

On August 1, 2025, the SDI Borrower satisfied and repaid the borrowing amount in full by issuing Spring Lane Capital (“SLC”) Class B Membership Interests in Soluna KKSL JVCo LLC (“Kati”) project for 3.3 times the membership units ($810.6 thousand payoff equal to fair value of approximately $2.7 million for Class B membership units issued to SLC), as part of the contribution agreement between the Parties. Through initial contributions of $810.6 thousand (debt repayment), SLC received 2,675 Class B Membership units, which constituted a 100% initial membership interest of Kati. The redemption of debt through equity created approximately a $1.7 million loss on debt extinguishment for the three and nine months ended September 30, 2025.

Per ASC 835-30-S45-1, debt issuance costs related to line of credits should be recorded as an asset and amortized over the life of the line of credit agreement. As such, the Company recorded $64 thousand and $53 thousand within Prepaid expenses and other current assets as of September 30, 2025 and December 31, 2024 and $40 thousand and $75 thousand within Other assets on the consolidated balance sheet as of September 30, 2025 and December 31, 2024, of which approximately $16 thousand and $46 thousand has been amortized and recorded within Interest Expense for the three and nine months ended September 30, 2025.

Navitas Term Loan

(Dollars in thousands)	Maturity Date	Interest Rate	January 1, 2025- September 30, 2025	January 1, 2024- December 31, 2024
Term Loan and capitalized interest (excludes debt issuance cost)	May 9, 2025*	15%	$137	$1,707
Less: principal and capitalized interest payments			(137)	(1,570)
Total outstanding debt			$-	$137

*	May 9, 2025 was the maturity date, however, as noted below, the Navitas loan was fully paid off in the first quarter of 2025, and as such no longer remains outstanding.

On May 9, 2023, DVCC and Navitas West Texas Investments SPV, LLC entered into a 2-year Loan Agreement (“Navitas Term Loan”) for $2,050,000. As of September 30, 2025, the Company has paid the remaining outstanding balance of $137 thousand, therefore fulfilling its debt obligation with Navitas. Interest expense related to the Navitas Term Loan for the three and nine months ended September 30, 2025 was approximately $0 and $2 thousand, respectively. Interest expense related to the Navitas Term Loan for the three and nine months ended September 30, 2024 was approximately $21 thousand and $122 thousand, respectively.

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

(in thousands)
Balance January 1, 2024	$8,474
Conversions of debt (January 1, 2024- June 30, 2024)	(3,712)
Extension fee	325
Total revaluation losses and extinguishment of debt, net (January 1, 2024- June 30, 2024)	2,765
Balance June 30, 2024	7,852
Conversions of debt (July 1, 2024 – September 30, 2024)	(2,166)
Revaluation gains and extinguishment of debt, net (July 1, 2024 – September 30, 2024)	(2,316)
Balance September 30, 2024	3,370
Conversions of debt (October 1, 2024- December 31, 2024)	(3,123)
Revaluation gains and extinguishment of debt, net (October 1, 2024- December 31, 2024)	(247)
Balance December 31, 2024	$-

For the three and nine months ended September 30, 2024, the Company had approximately $2.2 million and $5.9 million of note conversions with the Noteholders, approximately $2.3 million in revaluation gains, net and $450 thousand in revaluation losses, net in relation to fair value assessments of the convertible debt, and a 4% note extension in June 2024 increasing the note balance by approximately $325 thousand. As of September, the Company had a fair value outstanding balance of approximately $3.4 million and a principal outstanding value of approximately $3.1 million. In addition, from October 1, 2024 through December 31, 2024, there was approximately $3.1 million of conversion with the Noteholders, and incurred a revaluation gain of debt of approximately $247 thousand, in which as of December 31, 2024, the Convertible Notes were no longer outstanding.

The following table represents the significant and subjective fair value assumptions used for Convertible Notes during the year ended December 31, 2024. As the Convertible Notes were fully converted in fiscal year 2024, no assumptions were noted for the three and nine months ended September 30, 2025.

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

The following table represents the significant fair value assumptions used for warrants issued or repriced during the year ended December 31, 2024. No warrants were issued or repriced for the three and nine months ended September 30, 2025 in relation to the warrants issued in conjunction with convertible notes.

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

On December 12, 2024, the Company entered into an agreement with the remaining three Note Holders who held an outstanding principal balance as of December 12, 2024, pursuant to which the three remaining Note Holders elected to immediately convert all of the outstanding principal of certain convertible notes into shares of the Company’s common stock. The agreement satisfied the full outstanding debt owed to the remaining three Note Holders under the Convertible Notes. Following the conversion, 335,661 shares of common stock were issued to the Note Holders in accordance with the terms of the Convertible Notes, as amended. The Company recorded a debt inducement conversion expense of approximately $388 thousand within Other Expense, net for the year ended December 31, 2024. No further amounts are owed by the Company under the Convertible Notes as of September 30, 2025 and December 31, 2024.

9. Stockholders’ Equity

Preferred Stock

The Company has two series of preferred stock outstanding: the Series A Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), with a $25.00 liquidation preference; and the Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”). As of September 30, 2025 and December 31, 2024, there were 4,928,545 and 4,953,545 shares of Series A Preferred Stock issued and outstanding, and as of September 30, 2025 and December 31, 2024, there was 62,500 shares of Series B Preferred Stock issued and outstanding.

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

Common Stock

The Company has one class of common stock, par value $0.001 per share. Each share of the Company’s common stock is entitled to one vote on all matters submitted to stockholders. As of September 30, 2025 and December 31, 2024, there were 64,051,790 and 10,607,020 shares of common stock outstanding, respectively.

Dividends

Pursuant to the Certificate of Designations, Preferences and Rights of 9.0% Series A Cumulative Perpetual Preferred Stock of the Company, dividends, when, as and if declared by the Board (or a duly authorized committee of the Board), will be payable monthly in arrears on the final day of each month, beginning August 31, 2021. The Board of Directors had not declared any Series A Preferred Stock dividends beginning October 2022 through September 30, 2025, as such the Company has accumulated approximately $18.5 million of dividends in arrears on the Series A Preferred Stock through December 31, 2024, and an additional $2.8 million and $8.3 million of dividends in arrears for the three and nine months ended September 30, 2025, for a total of approximately $26.9 million.

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

Effective October 1, 2024, the dividend payment obligation has been modified to be annual. The amendment resulted in annual dividend payments going forward. As a result of the amendment, the Company would be obligated to make annual dividend payments for the period starting from July 2023 as per the Series B Preferred Consent and Waiver, however, the board of directors has not yet declared any dividends for that period. As such, the Company has accumulated approximately $941 thousand dividends in arrears in relation to the Series B Preferred Stock through December 31, 2024 and an additional $173 thousand and $508 thousand for the three and nine months ended September 30, 2025, for a total of approximately $1.4 million. The dividends in arrears are included in the calculation of net loss per share as discussed below.

Standby Equity Purchase Agreement

On August 12, 2024, the Company entered into the SEPA with YA. Pursuant to the terms of the SEPA, the Company agreed to issue and sell to YA, from time to time, and YA agreed to purchase from the Company, up to $25 million of shares of the Company’s common stock (the “SEPA Shares”). The Company paid a commitment fee of approximately $250 thousand to YA and consent fee of $25 thousand to the holder of shares of Series B Preferred Stock, which was paid through the issuance of 65,320 shares of common stock. The commitment and consent fees were recorded within Other expense, net on the Company’s consolidated financial statements for the year ended December 31, 2024. The Company and YA also entered into a registration rights agreement, pursuant to which the Company agreed to prepare and file with the SEC a Registration Statement on Form S-1, registering the resale of the SEPA Shares. On November 12, 2024, the Company filed a registration statement on Form S-1 (File No. 333-282559) with the SEC for the resale by YA of 3,000,000 SEPA Shares, which was declared effective by the SEC on February 5, 2025. During the three and nine months ended September 30, 2025, the Company has issued and sold approximately 1.5 million and 3.0 million shares of common stock to YA pursuant to the SEPA for aggregate net proceeds to the Company of approximately $4.2 million and $6.2 million.

ATM Agreement

On April 29, 2025, the Company entered into the ATM Agreement” with Wainwright, as sales agent, pursuant to which the Company may offer and sell, from time to time, through Wainwright, up to $87.65 million of shares of common stock. The Company will pay Wainwright a commission of 3.0% of the aggregate gross proceeds from each sale of shares and has agreed to provide Wainwright with customary indemnification and contribution rights. During the three and nine months ended September 30, 2025, the Company sold 14,649,141 and 17,989,804 shares of common stock pursuant to the ATM Agreement for net proceeds of $20.8 million and $23.0 million after deducting sales agent commissions. The Company has sold an additional 2,690,679 shares of common stock pursuant to the ATM Agreement subsequent to September 30, 2025 for additional net proceeds of approximately $6.3 million. As of the date of these condensed financial statements, the Company has approximately $69.7 million of shares of common stock that are available for issuance under the ATM.

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

The net proceeds of the July 2025 Offering, after deducting the fees and expenses of the placement agent and other offering expenses payable by the Company, but excluding the net proceeds, if any, from the exercise of the Common Warrants, was approximately $4.2 million. The July 2025 Offering closed on July 17, 2025.

Based on a review of the Common Warrants, the warrants were liability treated. Based on a fair value assessment on July 17, 2025, the Common Warrants had a fair value of approximately $8.6 million. For the three and nine months ended September 30, 2025, approximately 17.1 million warrants were exercised in which the Company received approximately $9.4 million in gross proceeds, and due to change in fair value on date of exercise and the original fair value on July 17, 2025, there was a fair value adjustment loss of approximately $11.5 million. The Company also evaluated the fair value adjustment for the outstanding Common Warrants, and recognized an additional fair value loss of approximately $2.3 million.

The following table represents the significant fair value assumptions used for the Pre-funded, Series A, and Series B warrants issued or revalued during the three and nine months ended September 30, 2025.

Three and Nine Months ended September 30, 2025
Stock price	$0.60- 3.50
Exercise price	$0.001- 0.55
Expected term in years	1.79 – 5.00
Expected dividend yield	0.00%
Volatility	130.0 – 140.0%
Risk-free interest rate	3.51- 3.99%

Reservation of Shares

The Company had reserved common shares for future issuance as follows as of September 30, 2025:

Stock options outstanding	2,645
Restricted stock units outstanding	199,190
Warrants outstanding*	5,722,890
Series B Preferred Stock outstanding	1,250,000
Number of common shares reserved	7,174,725

As noted above in relation to the Series B Preferred Stock, as of September 30, 2025, the Series B Preferred Stock can be converted to 1,250,000 shares of the Company’s common stock at approximately $5.00 per share.

*The Company noted that there are 7,722,890 warrants outstanding as of September 30, 2025. However, as noted in Note 8, on September 28, 2025, the Company executed a side letter with the Holder in relation to the Generate Common Warrants to waive a clause that requires the Company to reserve 2.0 million shares of common stock until there is an increase in the authorized shares of the Company. Accordingly, 2.0 million warrants were not included in the reservation of common shares balance.

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

The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted per share computations for operations for the three and nine months ended September 30:

(Dollars in thousands, except shares)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Numerator:
Net loss	$(25,787)	$(8,093)	$(40,921)	$(19,782)
(Less) Net income (loss) attributable to non-controlling interest	(1,831)	(903)	(2,027)	3,535
Net loss attributable to Soluna Holdings, Inc.	(23,956)	(7,190)	(38,894)	(23,317)
Less: Preferred dividends or deemed dividends	(3,840)	-	(3,840)	(452)
Less: Cumulative Preferred Dividends in arrears	(2,950)	(2,786)	(8,858)	(7,117)
Balance	$(30,746)	$(9,976)	$(51,592)	$(30,886)
Denominator:
Basic and Diluted EPS:
Common shares outstanding, beginning of period, including penny warrants and excluding restricted stock awards not vested	8,106,814	2,592,454	8,106,814	2,592,454
Weighted average common shares issued during the period including penny warrants issued and outstanding and excluding restricted stock awards not vested as of quarter-end	18,876,209	3,795,880	7,576,258	1,728,091
Denominator for basic and diluted earnings per common shares — weighted average common shares	26,983,023	6,388,335	15,683,072	4,320,546
Basic and diluted loss per share	$(1.14)	$(1.56)	$(3.29)	$(7.15)

The Company notes as continuing operations was in a Net loss for the three and nine months ended September 30, 2025 and 2024, as such basic and diluted EPS is the same balance as continuing operations acts as the control amount in which would cause antidilution. Not included in the computation of earnings per share, assuming dilution, for the three and nine months ended September 30, 2025, were options to purchase 2,645 shares of the Company’s common stock, 199,190 nonvested restricted stock units, and 5,582,790 outstanding warrants not exercised which excludes penny warrants that can be potentially exercised. These potentially dilutive items were excluded because the calculation of incremental shares resulted in an anti-dilutive effect.

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

10. Commitments and Contingencies

Commitments:

Leases

The Company determines whether an arrangement is a lease at inception. The Company and its subsidiaries have operating leases for certain manufacturing, laboratory, office facilities and certain equipment. The leases have remaining lease terms of approximately three years to twenty-two years. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of September 30, 2025 and December 31, 2024, the Company has no assets recorded under finance leases.

Lease expense for these leases is recognized on a straight-line basis over the lease term. For the three and nine months ended September 30, total lease costs are comprised of the following:

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Operating lease cost	$70	$17	$106	$139
Short-term lease cost	13	—	50	—
Total net lease cost	$83	$17	$156	$139

Short-term leases are leases having a term of twelve months or less. The Company recognizes short-term leases on a straight-line basis and does not record a related asset or liability for such leases. On April 3, 2025, Soluna KK Energy ServiceCo, LLC (“Soluna KK Energy”), a subsidiary of the Company, entered into a lease agreement for 50 acres of property located in Willacy County, Texas, for the purpose of constructing, installing, operating, and maintaining modular data centers and related facilities. Soluna KK Energy can terminate the lease within six months of April 3, 2025. Through July 2025, there was uncertainty over project funding and whether the Company would extend the lease agreement. As such, the Company recorded the lease agreement as short-term. In August 2025, Soluna KK Energy extended the lease agreement for the additional term of twenty-two years. Accordingly, the Company recorded a right-of-use asset and lease liability.

Other information related to leases was as follows:

Nine Months Ended September 30, 2025

Weighted Average Remaining Lease Term (in years):
Operating leases	20.39

Weighted Average Discount Rate:
Operating leases	6.34%

(Dollars in thousands)	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024

Supplemental Cash Flows Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$109	$141

Non-Cash Activity Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$3,441	$-

Maturities of noncancellable operating lease liabilities are as follows for the quarter ending September 30:

(Dollars in thousands)
2025
2025 (remainder of year)	$91
2026	314
2027	320
2028	272
2029	279
Thereafter	5,643
Total lease payments	6,919
Less: imputed interest	(3,240)
Total lease obligations	3,679
Less: current obligations	(96)
Long-term lease obligations	$3,583

As of September 30, 2025, there were no additional operating lease commitments that had not yet commenced.

Project Dorothy 2 and Project Kati Commitments:

As of September 30, 2025, the Company was contractually committed for approximately $11.9 million of capital expenditures, primarily related to infrastructure builds, equipment procurement, and labor associated with the Company’s Project Dorothy 2 and Project Kati datacenters. These capital expenditures are expected to occur over the current year.

Contingencies:

Spring Lane Capital Contingency

The Company has a potential contingency associated with an agreement with SLC of up to $250 thousand which would be reduced by a proportion of funding received from SLC up to the $45.0 million aggregate contribution cap. The Company considers the probability of a payment for the contingency to be remote.

Legal

We are subject to legal proceedings, claims and liabilities which arise in the ordinary course of business. When applicable, we accrue for losses associated with legal claims when such losses are probable and can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change. Legal fees are charged to expense as they are incurred.

On December 29, 2022, NYDIG filed a complaint against the Soluna Parties in the Court regarding the NYDIG Loans made by NYDIG to Borrower pursuant to a Master Equipment Finance Agreement, dated December 30, 2021, that were secured by certain assets of Borrower and guaranteed by Guarantor pursuant to a written guaranty agreement. The Soluna Parties and NYDIG entered into a Stipulation and Agreed Judgment which was approved by the Court on February 23, 2024, whereby judgment was granted to NYDIG on the counts in the complaint and the Soluna Parties became jointly and severally liable for an aggregate amount of approximately $9.2 million plus interest (the “Agreed Judgment Amount”).

On September 29, 2025, the Soluna Parties and NYDIG entered into a Settlement Agreement (the “Settlement Agreement”), pursuant to which the Soluna Parties and NYDIG agreed to fully settle and resolve the Agreed Judgment Amount and all other matters relating to the NYDIG Loans in exchange for the Soluna Parties’ agreement to make certain settlement payments to NYDIG in accordance with the Settlement Agreement. As of the date of filing these condensed financial statements, the Settlement Agreement has been fully satisfied and paid.

11. Related Party Transactions

MeOH Power, Inc.

On December 18, 2013, MeOH Power, Inc. and the Company executed a Senior Demand Promissory Note (the Note) in the amount of $380 thousand to secure the intercompany amounts due to the Company from MeOH Power, Inc. upon the deconsolidation of MeOH Power, Inc. Interest accrues on the Note at the Prime Rate in effect on the first business day of the month, as published in the Wall Street Journal. At the Company’s option, all or part of the principal and interest due on this Note may be converted to shares of common stock of MeOH Power, Inc. at a rate of $0.07 per share. Interest began accruing on January 1, 2014. The Company recorded a full allowance against the Note. As of September 30, 2025 and December 31, 2024, $399 thousand and $385 thousand, respectively, of principal and interest are available to convert into shares of common stock of MeOH Power, Inc. Any adjustments to the allowance are recorded as miscellaneous expense during the period incurred.

Employee Receivables

Certain employees have a receivable due to the Company based on their stock-based awards, in which $110 thousand and $178 thousand was outstanding as of September 30, 2025 and December 31, 2024, respectively. The balance is currently presented as $13 thousand and $82 thousand, respectively within Prepaid expenses and other current assets as of September 30, 2025 and December 31, 2024, and $97 thousand and $96 thousand, respectively within Other assets on the condensed consolidated financial statements.

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

Due to conditions being met within the Merger Agreement in relation to energization and retention of employees, the Company has advised SCI US Holdings LLC, a Delaware limited liability company, who is the sole Effective Time Holder (as defined in the Merger Agreement) of the right to receive the Merger Shares of the Company and that 19,800 Merger Shares were issued on May 26, 2023 and 39,600 Merger Shares were issued on October 10, 2023. SCI US Holdings LLC has consented to the issuance of such Merger Shares as required under the Merger Agreement and has directed the Company to issue such Merger Shares to its affiliate, HEL. Following the issuance of the 59,400 Merger Shares, a total of 59,400 Merger Shares remains available for possible issuance through October 29, 2026 pursuant to the terms of the Merger Agreement as of September 30, 2025. On October 8, 2025, the Company issued an additional 17,820 Merger Shares, due to 30 MW of energization being met, as such as of the date of these condensed financial statements, a total of 41,580 Merger Shares remains available for possible issuance through October 29, 2026.

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

The Company owned approximately 1.79% of HEL, calculated on a converted fully diluted basis, as of September 30, 2025 and December 31, 2024. The Company’s equity investment of HEL was fully impaired in fiscal year 2023, as such the equity investment is valued at $0 for both September 30, 2025 and December 31, 2024. The Company may enter into additional transactions with HEL in the future

12. Stock Based Compensation

The Company currently issues awards under the Soluna Holdings, Inc. Third Amended and Restated 2021 Stock Incentive Plan, as amended (the “2021 Plan”), and the Soluna Holdings, Inc. Amended and Restated 2023 Stock Incentive Plan, as amended (the “2023 Plan”). There were no amendments to the 2021 Plan or the 2023 Plan during the three and nine months ended September 30, 2025. For further details regarding our stock-based compensation plans and the methods and assumptions used in the determination of the fair value of stock-based awards, refer to our Annual Report on Form 10-K filed with the SEC on March 31, 2025.

During the three months ended September 30, 2025, the Company did not grant any awards under the 2021 Plan.

During the three months ended September 30, 2025, the Company awarded the following under the 2023 Plan:

Award Type	Number of Awards	Fair Value/Closing Market Price at Grant

Restricted Stock Awards – Common Stock	2,751,078	$0.47

1,618,805 of the restricted stock awards vest at separation from the Company and 1,132,273 of the restricted stock awards vest 33% on September 1, 2026, 33% on September 1, 2027 and 34% on September 1, 2028.

During the nine months ended September 30, 2025, the Company awarded the following under the 2021 Plan:

Award Type	Number of Awards	Fair Value/Closing Market Price at Grant

Restricted Stock Awards – Common Stock	2,140,683	$0.64
Restricted Stock Units – Common Stock	32,000	$0.63
	2,172,683

During the nine months ended September 30, 2025, the Company awarded the following under the 2023 Plan:

Award Type	Number of Awards	Fair Value/Closing Market Price at Grant

Restricted Stock Awards – Common Stock	2,751,078	$0.47

2,820,117 of the restricted stock awards vest at separation from the Company, 939,371 of the restricted stock awards vest 33% on June 1 ,2026, 33% on June 1, 2027 and 34% on June 1, 2028, 1,132,273 of the restricted stock awards vest 33% on September 1, 2026, 33% on September 1, 2027 and 34% on September 1, 2028 and 32,000 of the restricted stock units vest 33% on June 3, 2026, 33% on June 3, 2027 and 34% on June 3, 2028.

During the three months ended September 30, 2024, the Company awarded the following under the 2021 Plan:

Award Type	Number of Awards	Fair Value/Closing Market Price at Grant

Restricted Stock Awards – Common Stock	542,896	$3.96

During the three months ended September 30, 2024, the Company awarded the following under the 2023 Plan:

Award Type	Number of Awards	Fair Value/Closing Market Price at Grant

Restricted Stock Awards – Common Stock	645,795	$3.96

12,844 of the restricted stock awards vested immediately, 682,526 of the restricted stock awards vest at separation from the Company, 14,505 of the restricted stock awards vested on June 1, 2025, 14,894 of the restricted stock awards vest on June 1, 2026, 1,710 of the restricted stock awards vest on June 1, 2027, and 462,212 of the restricted stock awards vest 33% on September 1, 2025, 33% on September 1, 2026 and 34% on September 1, 2027.

During the nine months ended September 30, 2024, the Company awarded the following under the 2021 Plan:

Award Type	Number of Awards	Fair Value/Closing Market Price at Grant

Restricted Stock Awards – Common Stock	391,544	$1.52
Restricted Stock Awards – Common Stock	90,734	$2.41
Restricted Stock Awards – Common Stock	542,896	$3.96
Restricted Stock Awards – Preferred A Stock	1,892,300	$2.50
	2,917,474

During the nine months ended September 30, 2024, the Company awarded the following under the 2023 Plan:

Award Type	Number of Awards	Fair Value/Closing Market Price at Grant

Restricted Stock Awards – Common Stock	610,234	$1.52
Restricted Stock Awards – Common Stock	57,255	$2.41
Restricted Stock Awards – Common Stock	645,795	$3.96
	1,313,284

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

No options were granted under the 2021 Plan and the 2023 Plan for the three and nine months ended September 30, 2025 and September 30, 2024.

During August 2025, upon the successful election to the Board, certain Awards with separation vesting incurred an extension of the vesting term by three years. As such, a modification occurred. All such unvested equity awards were probable of vesting as of the modification date and the change was accounted for as a Type I modification. In a Type I modification, the Company is required to calculate the incremental difference of the awards, which equals the difference of new award value inclusive of estimated forfeitures and the fair value of the original award as of the modification date. As of the modification date, there is no reversal or adjustment of previously recognized stock compensation expense. The modification related to 492,645 awards of restricted stock granted to two board members. There was no incremental compensation cost resulting from the modification since the awards are grants of restricted stock. The difference between the fair value of the original award as of the modification date and the fair value of the new award as of the modification date are identical, as fair value is determined based on the stock price as of that date.

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

The Company will recognize the compensation expense on a straight-line basis over the service period for the entire Awards. Accordingly, as of September 30, 2025 and December 31, 2024, the Awards from the Plans are presented within the stockholders’ equity section of the Company’s balance sheet.

As of September 30, 2025, unrecognized compensation cost related to unvested Awards was approximately $8.2 million. That cost is expected to be recognized over a weighted-average period of approximately 1.5 years.

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

Stock Compensation

In March 2024, the FASB issued ASU 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards (“ASU 2024-01”), to clarify the scope application of profits interest and similar awards by adding illustrative guidance in ASC 718, Compensation—Stock Compensation (“ASC 718”). ASU 2024-01 clarifies how to determine whether profits interest and similar awards should be accounted for as a share-based payment arrangement (ASC 718) or as a cash bonus or profit-sharing arrangement (ASC 710, Compensation—General, or other guidance) and applies to all reporting entities that account for profits interest awards as compensation to employees or non-employees. In addition to adding the illustrative guidance, ASU 2024-01 modified the language in paragraph 718-10-15-3 to improve its clarity and operability without changing the guidance. ASU 2024-01 is effective for fiscal years beginning after December 15, 2024, and interim periods within those annual periods. Early adoption is permitted. The amendments should be applied either retrospectively to all prior periods presented in the financial statements, or prospectively to profits interests and similar awards granted or modified on or after the adoption date. The Company notes that this ASU did not have an impact on the condensed consolidated financial statements for the three and nine months ended September 30, 2025. If any new awards are issued in the future, the Company will evaluate the scope application of this ASU.

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

In September 2025, the Company agreed to terms of a debt facility with Generate under a Credit and Guarantee Agreement, as discussed in Note 8. Several events occurred in connection with the debt facility, [1] the Company completed a restructuring of the subsidiaries that comprise “Project Dorothy 1A” and “Project Dorothy 2” (herein referred to as the “Dorothy Restructuring”), [2] Soluna DVSL ComputeCo LLC, Soluna DVSL II ComputeCo LLC, and Soluna KK I ComputeCo LLC entered into a First Priority Leasehold Deed of Trust (the “Deed of Trust”) with Generate which provides Generate with the power of sale and right of entry and possession of the Trust Property.

Following the Dorothy Restructuring, Project Dorothy 1A consists of Soluna DVSL JVCo, LLC (“DVSL JVCo”), which has Class A units owned by SDI and Class B units owned by SLC (Soluna SLC Fund I). DVSL JVCo is then the sole parent of Soluna DVSL HoldCo, LLC (“DVSL HoldCo”), which holds 100% of the Class A units in DVSL. The Class B units of DVSL ComputeCo are held by the Company. The total ownership of Project Dorothy 1A remains such that the Developer holds all Class A units and that SLC holds 85.4% of Class B units with the Company holding the remaining 14.6% of Class B units.

The Company noted that 1) there is no substantive change to the ascending view of the organizational chart since the Company (through SDI and newly created DVSL JVCo and DVSL ComputeCo) beneficially own the Class A units (i.e., managing units) of DVSL and 2) there are no substantive kick-out rights that exist within Project Dorothy 1A that would cause SDI to not have the ability to direct the activities that most significantly impact the economic performance of DVSL. In addition, the entity’s obligation to absorb losses and right to receive benefits has not changed. As such, Soluna would continue to consolidate the entity since a change in control has not occurred following the execution of Generate Credit Agreement and Deed of Trust.

The carrying amount of the assets and liabilities was as follows for DVSL JVCo:

(Dollars in thousands)	September 30, 2025	December 31, 2024

Current assets:
Cash and restricted cash	$7,493	$2,598
Accounts receivable, net	997	481
Other receivable, related party	1,790	1,090
Prepaid expenses and other current assets	115	34
Total current assets	10,395	4,203

Other assets, related party	1,948	2,452
Operating lease right-of-use assets	40	42
Deposits on equipment	232	-
Property, plant and equipment, net	12,027	12,744
Total assets	$24,642	$19,441

Current liabilities:
Due to intercompany	$285	$51
Accrued liabilities	892	1,608
Current portion of debt	2,826	-
Customer deposits	789	296
Operating lease liability	4	4
Total current liabilities	4,796	1,959

Operating lease liability	36	39
Long term debt	1,878	-
Customer deposits- long term	320	-
Other liabilities, related party	699	275
Total liabilities	$7,729	$2,273

On May 9, 2023, the Company’s indirect subsidiary DVCC completed a strategic partnership and financing with a special purpose vehicle, Navitas West Texas Investments SPV, LLC, (“Navitas”) organized by Navitas Global, to complete the second phase of the Dorothy Project (“Dorothy 1B”). Under a Contribution Agreement among the parties, the Company owned a substantially complete 25MW data center under construction, in which the Company had contributed capital expenditures for the data center. Soluna and Navitas amended and restated the Initial LLCA (the “Existing LLCA”) to reflect Navitas’ contribution of $4.5 million and its receipt of 4,500 Membership Interests, constituting 26.5% of the outstanding Membership Interests of DVCC. On June 2, 2023, Soluna and Navitas amended and restated the Existing LLCA to (a) reflect (i) Navitas’s additional capital contribution of approximately $7.6 million and receipt of an additional 7,597 Membership Interests, for a total of 12,097 Membership Interests and 49% ownership of DVCC, and (ii) Soluna’s additional capital contribution of $1.34 million and receipt of an additional 1,340 Membership Interests, for a total of 12,590 Membership Interests and 51% ownership of DVCC, and (b) describe the respective rights and obligations of the Members and the management of DVCC. As of September 30, 2025, Navitas owns 49% and Soluna owns 51% of DVCC.

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

Accordingly, the accounts of DVCC are consolidated in the accompanying financial statements.

The carrying amount of the VIE’s assets and liabilities was as follows for DVCC:

(Dollars in thousands)	September 30, 2025	December 31, 2024

Current assets:
Cash and restricted cash	$1,515	$2,057
Accounts receivable	-	37
Prepaid expenses and other current assets	137	49
Other receivable, related party	372	1,692
Total current assets	2,024	3,835

Other assets, related party	1,948	2,452
Operating lease right-of-use assets	40	42
Property, plant and equipment, net	15,474	17,774
Total assets	$19,486	$24,103

Current liabilities:
Due to intercompany	$1,570	$1,475
Accrued liabilities	648	1,392
Operating lease liability	4	4
Current portion of debt	-	137
Total current liabilities	2,222	3,008

Operating lease liability	36	39
Total liabilities	$2,258	$3,047

On July 22, 2024 (the “Effective Date”), Soluna Holdings, Inc. (the “Company”) closed financing for the Dorothy 2 project. This project involves Soluna Digital, Inc. (the “Developer”) and Soluna DVSL II ComputeCo, LLC (“DVSL II”), a special purpose vehicle initially owned solely by the Developer. They are collaborating on the development, design, procurement, and construction of a 48 MW modular data center (the “Project Dorothy 2”) in Silverton, Texas. This facility is owned by DVSL II and operated by Soluna US Services, LLC, and may engage in cryptocurrency, batch processing, and other non-crypto related activities. It is adjacent to two other company modular data center projects at the same site.

Project Dorothy 2 is financed by Soluna2 SLC Fund II Project Holdco LLC, an investment vehicle of SLC with a capital contribution of up to $29.98 million, and the Developer, as the parent company of DVSL II, with an initial capital contribution of up to $4.6 million. As of the Effective Date, the Company and the Developer became co-owners of DVSL II. In exchange for contributions to DVSL II, the Company and SLC were initially issued 42% and 58% of the Class B Membership Interests in DVSL II respectively, and were admitted as Class B members of DVSL II. Further, DVSL II issued 100% of its Class A Membership Interests to SDI. In relation to distributions, once ERCOT Achievement Date has been met ( date on which SLC and the Company have mutually agreed upon the parameters for power trading or demand response program in the ERCOT market) until the Target Return Date (last day of quarter in which the Class B members achieve an 18% internal rate of return), the Class A members will obtain 7.5% of the distributable cash with the remaining 92.5% being distributed to the Class B members on a pro-rata basis. After the Target Return Date is met, 50% of distributable cash will be allocated to the Class A members and 50% allocated to the Class B members in accordance with their membership interests.

Project Dorothy 2 allows the Developer to invest in DVSL II, with the total ownership of the Developer and its affiliates capped at 49% of the Class B Membership Interests. This investment can occur within 30 days after the Effective Date (treated equally to the initial Investor), from day 31 to 180 days after the Effective Date (subject to a purchase price formula with a 20% discount rate), or after 180 days with the initial Investor’s approval.

On May 16, 2024, the Company secured $1.0 million in financing from SLC for equipment and machinery for Project Dorothy 2 through an Equipment Loan Agreement (the “ELA”) between SDI SL Borrowing - 1, LLC (the “Borrower”) and SLC. On that date, SLC lent the Borrower $720,000 to purchase medium voltage cables and low voltage switchboards. This debt was later assigned to DVSL II on the Effective Date. Subsequently, the borrowing amount was paid in full by issuing SLC Class B Membership Interests in the Dorothy 2 project valued at three times the borrowing amount (i.e., $2.16 million).

On April 4, 2025, the Company transferred its Class B Membership to SLC, resulting in 0% Class B Membership Interests held by the Company. SDI still retains 100% Class A Membership Interests in DVSL II as of September 30, 2025. Based on evaluation, the Company would be able to consolidate this entity.

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

In September 2025, the Company agreed to terms of a debt facility with Generate under a Credit and Guarantee Agreement, as discussed in Note 8. Several events occurred in connection with the debt facility, [1] the Company completed a restructuring of the subsidiaries that comprise “Project Dorothy 1A” and “Project Dorothy 2” (herein referred to as the “Dorothy Restructuring”), [2] Soluna DVSL ComputeCo LLC, Soluna DVSL II ComputeCo LLC, and Soluna KK I ComputeCo LLC entered into a First Priority Leasehold Deed of Trust (the “Deed of Trust”) with Generate which provides Generate with the power of sale and right of entry and possession of the Trust Property.

Following the Dorothy Restructuring, Project Dorothy 2 consists of Soluna DVSL II JVCo, LLC (“DVSL II JVCo”), which has Class A units owned by the Developer and Class B units owned by SLC. DVSL II JVCo is then the sole parent of Soluna DVSL II HoldCo, LLC (“DVSL II HoldCo”), which is the sole owner of DVSL II ComputeCo. The total ownership of Project Dorothy 2 remains such that the Developer holds all Class A units and that SLC holds all Class B units.

The Company noted that [1] there is no substantive change to the ascending view of the organizational chart since the Company (through the Developer and newly created DVSL II JVCo and DVSL II ComputeCo) beneficially own the Class A units (i.e., managing units) of DVSL II and [2] there are no substantive kick-out rights that exist within Project Dorothy 2 that would cause the Developer to not have the ability to direct the activities that most significantly impact the economic performance of DVSL II. In addition, the entity’s obligation to absorb losses and right to receive benefits has not changed. As such, Soluna would continue to consolidate the entity since a change in control has not occurred following the execution of Credit Agreement and Deed of Trust.

The carrying amount of the assets and liabilities was as follows for DVSL II JVCo:

(Dollars in thousands)	September 30, 2025	December 31, 2024

Current assets:
Cash and restricted cash	$7,004	$402
Accounts receivable, trade	2,079	-
Accounts receivable, intercompany	-	2,868
Prepaid expenses and other current assets	750	41
Other receivable, related party	2,580	3,370
Total current assets	12,413	6,681

Other assets	172	-
Other assets, related party	10,437	13,223
Operating lease right-of-use assets	76	82
Property, plant and equipment, net	15,371	-
Deposits on equipment	-	716
Total assets	$38,469	$20,702

Current liabilities:
Accounts payable, trade	$132	$-
Accounts payable, related party	2,004	3,598
Accrued liabilities	825	-
Due to intercompany	-	9
Current portion of debt	3,053	-
Operating lease liability	8	7
Total current liabilities	6,022	3,614

Other liabilities	1,433	-
Other liabilities-related party	854	-
Long-term debt	3,031	-
Operating lease liability	68	74
Total liabilities	$11,408	$3,668

On July 22, 2025 (the “Effective Date”), Soluna Digital, Inc. (“SDI”), a subsidiary of the Company, finalized a contribution agreement and operating agreement for Project Kati, a 166 MW facility located in Willacy County, Texas, in which is expected to be delivered in two phases at 83 MW each. This project involves SDI as the Developer, Soluna KKSL JVCo LLC (the “KKSL JVCo”), a special purpose vehicle initially owned solely by SDI, and Soluna2 Kati Project Holdco LLC (“Spring Lane”). This facility is owned by KKSL JVCo, and operated by Soluna US Services, LLC, and may engage in cryptocurrency, batch processing, and other non-crypto related activities.

Currently Project Kati 1 is financed by Soluna2 Kati Project Holdco LLC, an investment vehicle of Spring Lane Capital (“SLC”) with a capital contribution of up to $48.98 million. In exchange for contributions to KKSL JVCo, SDI was issued 100% of Class A Membership Units and SLC were initially issued 100% of the Class B Membership Interests in KKSL JVCo, respectively, and were admitted as Class B members of KKSL JVCo. Further, SDI and Spring Lane entered into a Developer Investment Side Letter in which allows SDI to invest into KKSL JVCo up to 49% of ownership in the Class B Membership Interests for a period of six months after August 1, 2025.

In relation to distributions, until the Target Achievement Date (date at which Class B members achieve 16% of IRR), the Distributable Cash received by the Company shall be distributed ninety-two and five tenths percent (92.5%) to the Class B Members on a pro rata basis, and seven and five tenths percent (7.5%) to the Class A Member, until each of the Class B Members has received its Target Return; (ii) second, after the Target Achievement Date, the portion of Distributable Cash received by the Company shall be distributed fifty percent (50%) to the Class A Member (or its respective assigns), and fifty percent (50%) to the Class B Members (or their respective assigns), pro rata in accordance with their Membership Interests.

The Company evaluated this legal entity under ASC 810, Consolidations and determined that this entity is a VIE, as the equity holders as a group do not have the characteristics of a controlling financial interest. Even though SLC has all of the Class B membership, SDI holds all the Class A membership, which gives them the ability to control the significant decisions made in the ordinary course of business. The Company has the right to receive benefits that could potentially be significant to the VIE through its Class A membership interest, as it is eligible to receive 50% of distributions upon SLC obtaining a specified internal rate of return. The non-controlling shareholders do not hold substantive participating rights, voting rights or liquidation rights.

The carrying amount of the assets and liabilities was as follows for KKSL JVCo:

(Dollars in thousands)	September 30, 2025

Current assets:
Cash and restricted cash	$3,622
Due from intercompany	725
Prepaid expenses and other current assets	2,888
Total current assets	7,235

Other assets, related party	1,900
Operating lease right-of-use assets	3,408
Property, plant and equipment, net	6,847
Deposits on equipment	581
Total assets	$19,971

Current liabilities:
Accounts payable, trade	$2,449
Accounts payable, related party	1,716
Accrued liabilities	2,741
Operating lease liability	33
Total current liabilities	6,939

Other liabilities- related party	1,373
Operating lease liability	3,379
Total liabilities	$11,691

15. Segment Information

The Company applies ASC 280, Segment Reporting, in determining its reportable segments. The Company has adopted ASU) 2023-07, Segment Reporting (Topic 280): Improvement to Reportable Segment Disclosures (ASU 2023-07), which requires disclosure of incremental segment information on an annual and interim basis, primarily through enhanced disclosures of significant segment expenses. Operating segments are aggregated into a reportable segment if the operating segments have similar quantitative economic characteristics and if the operating segments are similar in the following qualitative characteristics: (i) nature of products and services; (ii) nature of production processes; (iii) type or class of customer for their products and services; (iv) methods used to distribute the products or provide services; and (v) if applicable, the nature of the regulatory environment. The Company’s reportable segments are identified based on the types of service performed. The Company has three reportable segments: Cryptocurrency Mining, Data Center Hosting, and High-Performance Computing. In the third quarter of 2024, the Company initiated Soluna Cloud Services, a new business line to provide high performance computing services to support generative AI workstreams but decided to exit active provision of these services during the first quarter of 2025 and will focus in the future on provision of colocation services at our datacenters to host customers in the AI generative space.

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

The Cryptocurrency Mining segment generates revenue from the cryptocurrency the Company earns through its Bitcoin mining activities, which is currently generated from Project Dorothy, and previously from Project Sophie and Marie. The Data Center Hosting segment generated revenue from hosting services provided to third-party Bitcoin mining customers at the Company’s data centers, which were previously at Project Marie and are currently from Project Sophie and Project Dorothy. The High-Performance Computing Services segment may generate revenue from either the sale or lease of HPC assets (such as Project Ada which leased GPUs), or from HPC/AI data centers to be leased to third-party HPC/AI customers. This segment began generating revenue in December 2024, as Project Ada worked to build its customer base. With the termination of the HPE Agreement, revenue was minimal for the nine months ended September 30, 2025 and a majority of the costs associated with the termination of approximately $28.6 million were included in the December 31, 2024 financial statements.

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

The following table details revenue, cost of revenues, and other operating costs for the Company’s reportable segments for three months ended September 30, 2025 and 2024, and reconciles to net income (loss) on the consolidated statements of operations:

For the three months ended September 30, 2025

	Cryptocurrency Mining	Data Center Hosting	High- Performance Computing Services	Total
Segment Revenue: Revenue from external customers	$2,769	$5,257	$-	$8,026
Reconciliation of revenue
Demand response service revenue (a)				389
Total consolidated revenue				8,415
Less: Segment cost of revenue
Utility costs	1,237	1,308	-	2,545
Wages, benefits, and employee related costs	167	665	-	832
Facilities and Equipment costs	243	556	-	799
Cost of revenue- depreciation	1,053	665	-	1,718
Other cost of revenue*	123	330	-	453
Total segment cost of revenue	2,823	3,524	-	6,347
General and administrative expenses	3	874	-	877
Impairment on fixed assets	-	-	-	-
Segment operating income (loss)	$(57)	$859	$-	$802

For the three months ended September 30, 2024

	Cryptocurrency Mining	Data Center Hosting	High- Performance Computing Services	Total
Segment Revenue: Revenue from external customers	$2,811	4,271	$-	$7,082
Reconciliation of revenue
Demand response service revenue (a)	-	-	-	443
				7,525
Less: Segment cost of revenue
Utility costs	1,395	1,523	-	2,918
Wages, benefits, and employee related costs	212	516	-	728
Facilities and Equipment costs	268	389	2,859	3,516
Cost of revenue- depreciation	1,068	444	-	1,512
Other cost of revenue*	183	221	-	404
Total segment cost of revenue	3,126	3,093	2,859	9,078
General and administrative expenses	57	804	83	944
Impairment on fixed assets	-	-	-	-
Segment operating income (loss)	$(372)	$374	$(2,942)	$(2,940)

(a)	Demand response service revenue is included as a reconciling item of total revenue and not included as part of segment gross profit or loss.

*	Other cost of revenue includes insurance, outside service costs and margins, and general costs.

The following table presents the reconciliation of segment operating income (loss) to net income (loss) before taxes:

	For the three months ended September 30,
	2025	2024
Segment operating income (loss)	$802	$(2,940)

Reconciling Items:
Elimination of intercompany costs	261	189
Other revenue (a)	389	443
General and administrative, exclusive of depreciation and amortization (b)	(6,831)	(4,304)
General and administrative, depreciation and amortization	(2,401)	(2,404)
Interest expense	(1,212)	(821)
(Loss) gain on debt extinguishment and revaluation, net	10,107	875
Other financing expense	(4,746)	-
Loss on sale of fixed assets and credit on equipment deposit	(780)	-
Fair value adjustment (loss) gain	(22,047)	328
Other income (expense), net	5	(6)
Net loss before taxes	$(26,453)	$(8,640)

(a)	Demand response service revenue is included as a reconciling item of total revenue and not included as part of segment gross profit or loss.

(b)	The reconciling general and administrative expense, exclusive of depreciation and amortization represent corporate and unallocated general and administrative expenses for the three months ended September 30, 2025 and 2024.

The following table details revenue, cost of revenues, and other operating costs for the Company’s reportable segments for nine months ended September 30, 2025 and 2024, and reconciles to net income (loss) on the consolidated statements of operations:

For the nine months ended September 30, 2025

	Cryptocurrency Mining	Data Center Hosting	High- Performance Computing Services	Total
Segment Revenue: Revenue from external customers	$8,630	$10,795	$28	$19,453
Reconciliation of revenue
Demand response service revenue (a)				1,057
Total consolidated revenue				20,510
Less: Segment cost of revenue
Utility costs	3,927	2,160	-	6,087
Wages, benefits, and employee related costs	588	1,668	7	2,263
Facilities and Equipment costs	701	1,448	-	2,149
Cost of revenue- depreciation	3,200	1,578	-	4,778
Other cost of revenue*	410	839	-	1,249
Total segment cost of revenue	8,826	7,693	7	16,526
General and administrative expenses	62	1,337	270	1,669
Impairment on fixed assets	-	12	-	12
Segment operating income (loss)	$(258)	$1,753	$(249)	$1,246

For the nine months ended September 30, 2024

	Cryptocurrency Mining	Data Center Hosting	High- Performance Computing Services	Total
Segment Revenue: Revenue from external customers	$13,691	$14,446	$-	$28,137
Reconciliation of revenue
Demand response service revenue (a)	-	-	-	1,612
				29,749
Less: Segment cost of revenue
Utility costs	4,093	4,243	-	8,336
Wages, benefits, and employee related costs	594	1,443	-	2,037
Facilities and Equipment costs	780	1,011	2,859	4,650
Cost of revenue- depreciation	3,220	1,320	-	4,540
Other cost of revenue*	488	530	-	1,018
Total segment cost of revenue	9,175	8,547	2,859	20,581
General and administrative expenses	193	994	141	1,328
Impairment on fixed assets	130	-	-	130
Segment operating income (loss)	$4,193	$4,905	$(3,000)	$6,098

(a)	Demand response service revenue is included as a reconciling item of total revenue and not included as part of segment gross profit or loss.

*	Other cost of revenue includes insurance, outside service costs and margins, and general costs.

The following table presents the reconciliation of segment operating income (loss) to net income (loss) before taxes:

	For the nine months ended September 30,
	2025	2024
Segment operating income	$1,246	$6,098

Reconciling Items:
Elimination of intercompany costs	708	513
Other revenue (a)	1,057	1,612
General and administrative, exclusive of depreciation and amortization (b)	(17,384)	(13,297)
General and administrative, depreciation and amortization	(7,207)	(7,209)
Interest expense	(3,246)	(1,694)
Gain (loss) on debt extinguishment and revaluation, net	10,658	(1,888)
Loss on sale of fixed assets and credit on equipment deposit	(802)	(21)
Fair value adjustment loss	(22,165)	(5,607)
Other financing expense	(5,203)	-
Other expense, net	(280)	(32)
Net loss before taxes	$(42,618)	$(21,525)

(a)	Demand response service revenue is included as a reconciling item of total revenue and not included as part of segment gross profit or loss.

(b)	The reconciling general and administrative expense, exclusive of depreciation and amortization represent corporate and unallocated general and administrative expenses for the nine months ended September 30, 2025 and 2024.

Concentrations

During the three months ended September 30, 2025 and September 30, 2024, aside from the Bitcoin Mining revenue generated as a result of the Company’s participation in a mining pool and the Company’s participation in the demand response program, two customers each contributed more than 10% of the Company’s total consolidated revenue constituting approximately 40% for the three months ended September 30, 2025 and two customers contributed more than 10% of the Company’s total consolidated revenue constituting approximately 49% of the Company’s total consolidated revenue for the three months ended September 30, 2024.

During the nine months ended September 30, 2025 and September 30, 2024, aside from the Bitcoin Mining revenue generated as a result of the Company’s participation in a mining pool and the Company’s participation in the demand response program, three customers each contributed more than 10% of the Company’s total consolidated revenue constituting approximately 42% for the nine months ended September 30, 2025 and two customers contributed more than 10% of the Company’s total consolidated revenue constituting approximately 39% of the Company’s total consolidated revenue for the nine months ended September 30, 2024.

For the three and nine months ended September 30, 2025 and 2024, all of the Company’s cryptocurrency mining revenue was generated from Project Dorothy 1B (data center located in Silverton, Texas).

For the three months ended September 30, 2025 and September 30, 2024, approximately 31% and 82% of the Company’s data center hosting revenue was generated from Project Dorothy 1A, 27% and 18% from Project Sophie, and 42% and 0% from Project Dorothy 2, respectively. For the nine months ended September 30, 2025 and September 30, 2024, approximately 43% and 74% of the Company’s data center hosting revenue was generated from Project Dorothy 1A, 34% and 26% from Project Sophie, and 22% and 0% from Project Dorothy 2, respectively.

16. Subsequent Events

On November 7, 2025, the Company held a Special Meeting of Stockholders (the “Special Meeting”) at which, among other matters of business acted upon, the Company’s stockholders approved an amendment to the Company’s Articles of Incorporation, as amended, to increase the Company’s authorized shares of common stock from 75,000,000 shares to 375,000,000 shares (the “Certificate of Amendment”). On November 7, 2025, the Company filed the Certificate of Amendment with the Secretary of State of the State of Nevada, and such amendment became effective immediately.

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

With a repeatable strategy and a growing pipeline of projects, we are scaling a new category of digital infrastructure—one that enhances returns for renewable farms by purchasing excess capacity, lowers computing costs, and advances a more sustainable future.

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

In 2024 and into 2025, our execution strategy was centered around four key initiatives:

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

The profitability of this business is affected by several variables, including the market price of Bitcoin, global network hash rate, mining difficulty, electricity and infrastructure costs, and mining pool fees. In addition, Bitcoin undergoes a periodic “halving” event approximately every four years, reducing the Block Reward and potentially impacting future revenue. For the three and nine months ended September 30, 2025, our Bitcoin Mining Business represented approximately 33% and 42% of total revenue. For the three and nine months ended September 30, 2024, our Bitcoin Mining Business represented approximately 37% and 46% of total revenue.

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

For the three and nine months ended September 30, 2025, our Bitcoin Hosting Business accounted for approximately 62% and 53% of total revenue. For the three and nine months ended September 30, 2024, our Bitcoin Hosting Business accounted for approximately 57% and 49% of total revenue. Revenue in the Bitcoin Hosting Business was concentrated among a small number of customers. For the three months ended September 30, 2025, two customers made up approximately 63% of hosting revenue and 40% of total revenue. For the nine months ended September 30, 2025, three customers made up approximately 80% of hosting revenue and 42% of total revenue.

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

Our first planned AI/HPC colocation project is Project Kati, which is in active construction, and breaking ground near the end of the third quarter 2025. Additional projects, including the announced Project Rosa, are also in progress. For the fiscal year 2024 and the nine months ended September 30, 2025, we generated minimal revenue from our HPC Business.

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

For the three and nine months ended September 30, 2025, our Demand Response Business represented approximately 5% and 5% of total revenue. For the three and nine months ended September 30, 2024, our Demand Response Business represented approximately 6% and 5% of total revenue. 2026 compensation rates are trending notably downward from increased participation in the program.

Operations and Project Pipeline

As of September 30, 2025, we operate approximately 105 MW of capacity across two active sites located in Murray, Kentucky and Silverton, Texas. An additional 18 MW is under construction at our D2 project site, and as of September 30, 2025, we had over 900 MW of facilities in advanced development or near shovel-ready status. In total, our project pipeline includes over 2.8 gigawatts (GW) of renewable energy-powered data center developments.

A summary of our pipeline, current and anticipated operating locations are as follows (as of September 30, 2025):

Project Name	Location	MW	Status	Line of Business	Power Source

Sophie	Murray, KY	25	Operating	Bitcoin Hosting	Grid / Hydro

Dorothy 1A	Silverton, TX	25	Operating	Bitcoin Hosting	Wind

Dorothy 1B	Silverton, TX	25	Operating	Bitcoin Mining	Wind

Dorothy 2	Silverton, TX	30/18	Operating/ In Construction	Bitcoin Hosting	Wind

Grace	Silverton, TX	2	Development	HPC	Wind

Kati	Willacy County, TX	166	Development	Bitcoin Hosting / AI or HPC	Wind

Rosa	Snyder, TX	187	Development	Bitcoin Hosting / AI or HPC	Wind

Hedy	Cameron County, TX	120	Development	Bitcoin Hosting / AI or HPC	Wind

Ellen	Cameron County, TX	100	Development	Bitcoin Hosting / AI or HPC	Wind

Annie	Lamar, TX	75	Development	Bitcoin Hosting / AI or HPC	Solar

Fei	Childress County, TX	100	Development	Bitcoin Hosting / AI or HPC	Solar

Gladys	Nueces County, Tx	150	Development	Bitcoin Hosting / AI or HPC	Wind

We manage our data center operations using MaestroOS. MaestroOS continuously monitors and analyzes a variety of real-time signals, including local electricity prices, weather conditions, Bitcoin market metrics, and grid demand signals, to optimize facility performance. In addition, MaestroOS is used to coordinate and execute our participation in demand response programs.

We finance the development and construction of our data centers through a combination of public equity offerings, debt instruments, and partnerships with project-level capital providers. As of September 30, 2025, we had four primary project-level financing partners:

●	Spring Lane Capital (“SLC”) – A private venture capital firm with approximately $450 million in assets under management, focused on sustainability-oriented infrastructure. On May 3, 2022, SLC committed $35 million to finance Soluna’s Project Dorothy 1A (“D1A”). On July 22, 2024, SLC committed an additional $30 million to support the development of D2. On July 22, 2025, SLC committed $20.0 million for the first phase of the construction on Project Kati, subject to customary conditions.

●	Navitas West Texas Investments SPV, LLC (“Navitas”) – an investment vehicle organized by Navitas Global, a private equity firm focused on sustainable Bitcoin mining. On May 9, 2023, we entered into a strategic partnership with Navitas to support mining operations at Project Dorothy 1B (“D1B”).

●	Galaxy Digital, LLC (“Galaxy”) – a financial services and investment management innovator in the digital asset and blockchain technology sectors. On March 12, 2025, the Soluna SW Loan Parties entered into a five-year term loan facility in the principal amount of $5.0 million.

●	Generate Capital (“Generate”) – a leading infrastructure investment firm. On September 12, 2025, we entered into a $100.0 million credit facility with Generate, in which as of September 30, 2025, we have drawn approximately $12.6 million to fund refinancing and construction of active data center projects.

Project Dorothy

During 2023, we transitioned our flagship data center Project Dorothy from construction to operations. This data center is co-located with Briscoe Wind Farm (“Briscoe”), a 150 MW wind power generation facility in Silverton, Texas. The project comprises three phases, D1A and D1B (each 25 MW facilities), and D2 (48 MW facility).

Project Dorothy 1A

D1A is focused on Bitcoin Hosting for industry hyperscale miners. There are approximately 7,700 Bitcoin miners installed at D1A, which as of September 30, 2025, resulted in a hashrate of approximately 990 PH/s. For the year ended December 31, 2024, D1A consumed over 45,700 MWh of Curtailed Energy and for the three and nine months ended September 30, 2025, D1A consumed over 700 and 24,400 MWh of Curtailed Energy.

D1A was constructed in partnership with SLC, a leading venture capital firm focused on sustainability solutions. SLC owns approximately 85% of the Class B Membership Units of D1A, while we own 15% of the Class B Membership Units of D1A and own 100% of the Class A Membership Units of D1A. After SLC achieves an 18% Internal Rate of Return hurdle, Soluna retains 50% of the profits on D1A.

Project Dorothy 1B

D1B is focused on proprietary Bitcoin Mining. There are approximately 6,800 Bitmain Antminer S19s, S19j Pro and S19j Pro+ machines installed, including a September 2025 addition of S19 XP, resulting in an installed hashrate of 726 PH/s for the three months ended September 30, 2025. For the year ended December 31, 2024, D1B consumed over 44,600 MWh of Curtailed Energy and for the three and nine months ended September 30, 2025, D1B consumed over 500 MWh and 24,700 MWh of Curtailed Energy. D1B is co-owned by Navitas, which owns approximately 49% of D1B, while we own the remaining 51%.

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

Project Dorothy 2

We began planning for the 48 MW expansion of Project Dorothy in 2023 – known as Project Dorothy 2. We partnered with SLC who agreed to finance up to $30 million of the project cost. We closed the initial financing contribution and operation agreement with SLC in July 2024 and broke ground in the third quarter of 2024. Initial energization and ramp-up began as of May 2025. This has enabled the commencement of the commissioning of the first of 3 phases, of 16 MW, that began in May 2025 and was completed at the end of October 2025, as the site is now fully operational. As each phase was commissioned, it began to generate revenue, both due to Bitcoin Hosting and Demand Response Services. D2 features a superior financial waterfall structure and enhanced management and development fees for Soluna compared to D1A, allowing us to benefit from improved income once the facility is operational.

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

Sophie is focused on Bitcoin Hosting of multiple large customers. The data center generates revenue via a combination of fixed services fees and profit share, while energy cost is passed through to customers. As of September 30, 2025, there are approximately 9,400 Bitcoin miners installed or contracted to be installed, resulting in an installed hashrate of approximately 1.23 EH/s.

Project Kati

We are developing Project Kati in Willacy County, Texas, which is expected to be developed into 166 MW (broken out in 2 phases) of data centers for HPC, Bitcoin Hosting and other computing-intensive applications. It is co-located with a 272.6MW wind farm. We have completed the necessary studies for the ERCOT planning phase, which is the last formal step to secure approvals by regulatory agencies or grid operators, such as ERCOT in Texas, to proceed with project construction and commissioning. We have completed the necessary amendments to the interconnection agreements with American Electric Power, the transmission service provider. We have secured land, contingent on reaching final agreement with local government and schools regarding taxation, for the project and have started capital formation activities. On July 22, 2025, we finalized a contribution agreement from SLC for the first 35 MW of the 83 MW phase of Kati 1 with the goal of achieving initial energization by the first quarter of 2026. On September 18, 2025, we held a groundbreaking ceremony and officially began construction of Project Kati in Willacy County Texas. Project Kati is designed as a two-phase buildout: Kati 1 (83MW) is dedicated to Bitcoin hosting with Galaxy Digital as the first customer already secured, while Kati 2 (83MW) will expand the site to support AI and high-performance computing (HPC) infrastructure.

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

Project Fei

We have signed a term sheet for power for Project Fei is a 100 MW data center in development co-located with a 240 MW utility-scale solar farm, Soluna’s second solar-based project to date. Developed in partnership with a global leader in energy infrastructure investment, Project Fei will convert underutilized solar energy into clean, high-performance computing power. The project is currently advancing through land acquisition, power contract negotiation, and ERCOT interconnection planning.

Project Gladys

We have signed a term sheet for power for Project Gladys is a 150 MW facility in development, which will be co-located with a 226 MW wind farm and developed in partnership with a prominent U.S.-based independent power producer (“IPP”) managing over $40 billion in assets and more than 80 energy facilities nationwide. The project is currently advancing through land acquisition, power contract negotiation, and ERCOT interconnection planning.

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

In 2025 and 2026, we are focused on advancing the following key initiatives:

●	Power Pipeline Expansion – Increasing the number of curtailment assessments completed with power partners, advancing more projects to shovel-ready status, and executing additional project term sheets.

●	AI Infrastructure Development – Form partnerships to harness the value of our considerable and growing pipeline by developing AI/HPC data center joint ventures. Building governance, advisory and employee AI/HPC expertise in support of expected growth strategy.

●	Project Optimization – Energize Project Dorothy 2, and enhancing the profitability, operational efficiency, and customer mix of our operational data centers, while improving overall customer satisfaction.

●	Capital Formation – Pursuing financing opportunities to support key growth initiatives, including Projects Kati and Rosa. Leveraging strength of project cash flows to refinance and/ or pull forward value of existing projects and to deploy debt financing in new projects.

Financing Agreements:

Standby Equity Purchase Agreement

On August 12, 2024, the Company entered into the SEPA with YA. Pursuant to the terms of the SEPA, the Company agreed to issue and sell to YA, from time to time, and YA agreed to purchase from the Company, up to $25 million of shares of the Company’s common stock (the “SEPA Shares”). The Company paid a commitment fee of approximately $250 thousand to YA and consent fee of $25 thousand to the holder of shares of Series B Preferred Stock, which was paid through the issuance of 65,320 shares of common stock. The commitment and consent fees were recorded within Other expense, net on the Company’s consolidated financial statements for the year ended December 31, 2024. The Company and YA also entered into a registration rights agreement, pursuant to which the Company agreed to prepare and file with the SEC a Registration Statement on Form S-1, registering the resale of the SEPA Shares. On November 12, 2024, the Company filed a registration statement on Form S-1 (File No. 333-282559) with the SEC for the resale by YA of 3,000,000 SEPA Shares, which was declared effective by the SEC on February 5, 2025. During the three and nine months ended September 30, 2025, the Company has issued and sold approximately 1.5 million and 3.0 million shares of common stock to YA pursuant to the SEPA for aggregate net proceeds to the Company of approximately $4.2 million and $6.2 million.

ATM Agreement

On April 29, 2025, the Company entered into an At the Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), as sales agent, pursuant to which the Company may offer and sell, from time to time, through Wainwright, up to $3.75 million of shares of common stock. The Company will pay Wainwright a commission of 3.0% of the aggregate gross proceeds from each sale of shares and has agreed to provide Wainwright with customary indemnification and contribution rights. An additional prospectus supplement was filed on September 2, 2025, in which the Company may offer and sell shares of our common stock having an aggregate offering price of up to $8,585,280 from time to time through Wainwright, and an additional prospectus supplement was filed on September 23, 2025, in which the Company may offer and sell shares of our common stock having an aggregate offering price up to $87,650,000 from time to time through Wainwright.

During the three and nine months ended September 30, 2025, the Company sold 14,649,141 and 17,989,804 shares of common stock pursuant to the ATM Agreement for net proceeds of $20.8 million and $23.0 million after deducting sales agent commissions. The Company has sold an additional 2,690,679 shares of common stock pursuant to the ATM Agreement subsequent to September 30, 2025 for additional net proceeds of approximately $6.3 million.

The shares of common stock sold under the ATM Agreement are offered and sold pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-286638) filed by the Company with the U.S. Securities and Exchange Commission (the “SEC”) on April 18, 2024 and declared effective by the SEC on April 29, 2025. As of the date of these condensed financial statements, we have approximately $69.7 million of shares of common stock that are available for issuance under the ATM.

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

The net proceeds of the July 2025 Offering, after deducting the fees and expenses of the placement agent, and other offering expenses payable by the Company, but excluding the net proceeds, if any, from the exercise of the Common Warrants, is approximately $4.3 million. The July 2025 Offering closed on July 17, 2025. As of the date of these condensed financial statements, the Series A and B warrants have been fully exercised raising an additional $10.0 million in gross proceeds.

Recent Developments

Increase in Authorized Shares

On November 7, 2025, the Company held a Special Meeting of Stockholders (the “Special Meeting”) at which, among other matters of business acted upon, the Company’s stockholders approved an amendment to the Company’s Articles of Incorporation, as amended, to increase the Company’s authorized shares of common stock from 75,000,000 shares to 375,000,000 shares (the “Certificate of Amendment”). On November 7, 2025, the Company filed the Certificate of Amendment with the Secretary of State of the State of Nevada, and such amendment became effective immediately.

Nasdaq Compliance

As previously disclosed, the Company received written notice from Nasdaq indicating that the Company was not in compliance with the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”), and in accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was given until November 4, 2025, to regain compliance. On October 3, 2025, the Company received formal written notice from Nasdaq indicating that the Company had regained compliance with the Bid Price Rule and that this matter is now closed.

NYDIG Settlement

As previously disclosed, on December 29, 2022, NYDIG ABL LLC (“NYDIG”) filed a complaint against (i) Soluna MC Borrowings, LLC 2021-1, a Delaware limited liability company (“Borrower”) and indirect wholly-owned subsidiary of Soluna Holdings, Inc., a Nevada corporation (the “Company”), and Soluna MC, LLC, a Nevada limited liability company and indirect wholly-owned subsidiary of the Company (“Guarantor”, and together with Borrower, the “Soluna Parties”) in Marshall Circuit Court of the Commonwealth of Kentucky (the “Court”) regarding a series of loans (the “NYDIG Loans”) made by NYDIG to Borrower pursuant to a Master Equipment Finance Agreement, dated December 30, 2021, that were secured by certain assets of Borrower and guaranteed by Guarantor pursuant to a written guaranty agreement. The Soluna Parties and NYDIG entered into a Stipulation and Agreed Judgment which was approved by the Court on February 23, 2024, whereby judgment was granted to NYDIG on the counts in the complaint and the Soluna Parties became jointly and severally liable for an aggregate amount of $9,182,646.13 plus interest (the “Agreed Judgment Amount”).

On September 29, 2025, the Soluna Parties and NYDIG entered into a Settlement Agreement (the “Settlement Agreement”), pursuant to which the Soluna Parties and NYDIG agreed to fully settle and resolve the Agreed Judgment Amount and all other matters relating to the NYDIG Loans in exchange for the Soluna Parties’ agreement to make certain settlement payments to NYDIG in accordance with the Settlement Agreement. As of the date of filing these condensed financial statements, the Settlement Agreement has been fully satisfied and paid.

Generate Loan Facility

On September 12, 2025, the Company caused its subsidiaries Soluna DVSL ComputeCo, LLC (“Dorothy 1A Borrower”), Soluna DVSL II ComputeCo, LLC, and Soluna KK I ComputeCo, LLC (collectively, the “Borrowers”) to enter into a Credit and Guaranty Agreement (the “Credit Agreement”) with Generate Lending, LLC, as administrative agent and collateral agent (the “Agent”), and Generate Strategic Credit Master Fund I-A, L.P. (the “Lender”). The Credit Agreement provides for senior secured term loan commitments in an aggregate principal amount of up to $35.5 million, comprised of (i) Tranche A-1 ($5.5 million), (ii) Tranche A-3 ($11.5 million), and (iii) Tranche B ($18.5 million). In addition, the Credit Agreement permits the Borrowers to request one or more Additional Tranche Loan Commitments (as defined in the Credit Agreement), in the aggregate amount of up to $64.5 million, subject to the approval of the Lender and the Agent, for project-level financing of eligible projects. On September 12, 2025, the Borrowers borrowed $12,623,591 under the Credit Agreement, comprised of Tranche A-1 loans and Tranche A-3 loans. The Company can draw upon Tranche B from September 12, 2025 until October 31, 2026, subject to the conditions set forth in the Credit Agreement. The maturity date for the Tranche A and Tranche B loans is the earlier of (i) payment of outstanding principal, interest, and fees and (ii) September 12, 2030. Additional Tranche Loan Commitments will have maturity dates as set forth in their respective amendments to the Credit Agreement. See further details on the Generate Loan Facility in Note 8.

Pursuant to the Credit Agreement, the Company issued to Generate Strategic Credit Master Fund I-B, L.P., an affiliate of the Lender and the Agent (“Generate”), in a private placement: (i) a pre-funded warrant to purchase up to 2,000,000 shares of common stock; and (ii) a common warrant to purchase up to 2,000,000 shares of common stock (collectively, the “Generate Warrants”).

Chief Financial Officer Resignation and Appointment

On August 5, 2025, John Tunison, the Company’s prior Chief Financial Officer, notified the Company that, effective August 21, 2025, he will resign from his position as Chief Financial Officer and Treasurer of the Company. In connection with Mr. Tunison’s resignation, on August 8, 2025, David C. Michaels, a member of the Company’s Board of Directors, was appointed as the Company’s interim Chief Financial Officer and Treasurer, effective August 21, 2025.

Project Specific Developments

Project Fei

Project Fei is a 100 MW data center in development co-located with a 240 MW utility-scale solar farm, Soluna’s second solar-based project to date. Developed in partnership with a global leader in energy infrastructure investment, Project Fei will convert underutilized solar energy into clean, high-performance computing power. The project is currently advancing through land acquisition, power contract negotiation, and ERCOT interconnection planning.

Project Gladys

Project Gladys is a 150 MW facility in development, which will be co-located with a 226 MW wind farm and developed in partnership with a prominent U.S.-based independent power producer (“IPP”) managing over $40 billion in assets and more than 80 energy facilities nationwide. The project is currently advancing through land acquisition, power contract negotiation, and ERCOT interconnection planning.

Project Sophie hosting partnership with KULR

On October 9, 2025, we announced a new hosting partnership with KULR Technology Group, Inc. (“KULR”) (NYSE American: KULR), a Bitcoin+ treasury company that builds a portfolio of frontier technology businesses ranging from high-performance energy systems to AI Robotics. Under this agreement, Soluna will operate approximately 3.3 MW of Bitcoin mining capacity for KULR at its Project Sophie facility in Kentucky. The partnership marks the first time Soluna has partnered with a Bitcoin treasury-focused company, expanding the Company’s customer base beyond traditional Bitcoin miners and hyperscalers. The agreement reflects Soluna’s strategy to adapt its renewable-powered hosting model to meet the developing demand profiles of Bitcoin mining and adjacent industries. The 3.3 MW deployment at Project Sophie is expected to commence operations in the fourth quarter of 2025.

Project Dorothy 1A hosting partnership with Canaan

On September 30, 2025, we announced a strategic hosting agreement with Canaan Inc. (“Canaan”) (Nasdaq: CAN), an innovator in crypto mining, to deploy 20 megawatts (MW) of Avalon® A15 XP Bitcoin miners at Soluna’s Project Dorothy in Briscoe County, Texas. The 20 MW, ~1 EH/s deployment is part of a broader roadmap for both companies: Canaan aims to expand its North American presence amid growing global demand for secure and efficient blockchain infrastructure. At the same time, Soluna aims to monetize its 2.8 GW+ pipeline of Renewable Computing projects designed to support both Bitcoin mining and AI workloads. The 20 MW deployment is expected to commence operations in the first quarter of 2026.

Dorothy 2 Completes Construction

On November 13, 2025, we announced the completion and full energization of Project Dorothy 2, the 48 MW second phase of its flagship Project Dorothy in West Texas. With this milestone, the 100 MW Project Dorothy campus is now fully operational, delivered on time and on budget, bringing Soluna’s total energized data center capacity to 123 MW and over 5 EH/s, a 73% increase since April 2025.

Consolidated Results of Operations (unaudited)

Consolidated Results of Operations (unaudited) for the Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024.

The following table summarizes changes in the various components of our net loss during the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

(Dollars in thousands)	Three months ended September 30, 2025	Three months ended September 30, 2024	$ Change	% Change
Cryptocurrency mining revenue	$2,769	$2,811	$(42)	(1)%
Data hosting revenue	5,257	4,271	986	23%
Demand response service revenue	389	443	(54)	(12)%
Operating costs and expenses:
Cost of cryptocurrency mining revenue, exclusive of depreciation	1,708	1,963	(255)	(13)%
Cost of data hosting revenue, exclusive of depreciation	2,660	2,555	105	4%
Cost of high-performance computing services	-	2,859	(2,859)	(100)%
Cost of cryptocurrency mining revenue- depreciation	1,053	1,068	(15)	(1)%
Cost of data hosting revenue- depreciation	665	444	221	50%
General and administrative expenses, exclusive of depreciation and amortization	7,708	5,248	2,460	47%
Depreciation and amortization associated with general and administrative expenses	2,401	2,404	(3)	-%
Operating loss	(7,780)	(9,016)	1,236	(14)%
Other income (expense), net	5	(6)	11	(183)%
Interest expense	(1,212)	(821)	(391)	48%
Other financing expense	(4,746)	-	(4,746)	(100)%
Loss on fixed assets and credit on equipment deposit	(780)	-	(780)	(100)%
Fair value adjustment (loss) gain	(22,047)	328	(22,375)	(6,822)%
Gain on debt extinguishment and revaluation, net	10,107	875	9,232	1,055%
Loss before income taxes	(26,453)	(8,640)	(17,813)	206%
Income tax benefit, net	666	547	119	22%
Net loss	(25,787)	(8,093)	(17,694)	219%
Net loss attributable to non-controlling interest, net	1,831	903	928	103%
Net loss attributable to Soluna Holdings, Inc.	$(23,956)	$(7,190)	$(16,766)	233%

The following table summarizes the balances for the project sites for cryptocurrency mining revenue, data hosting revenue, high-performance computing service revenue, demand response revenue, cost of cryptocurrency mining revenue, exclusive of depreciation, cost of data hosting revenue, exclusive of depreciation, cost of high-performance computing services, and cost of depreciation during the three months ended September 30, 2025:

	Soluna Digital
(Dollars in thousands)	Project Dorothy 1B	Project Dorothy 1A	Project Dorothy 2	Project Sophie	Other	Total

Cryptocurrency mining revenue	$2,769	$-	$-	$-	$-	$2,769
Data hosting revenue	-	1,650	2,203	1,404	-	5,257
Demand response services	-	-	-	-	389	389
Total revenue	2,769	1,650	2,203	1,404	389	8,415

Cost of cryptocurrency mining, exclusive of depreciation	1,708	-	-	-	-	1,708
Cost of data hosting revenue, exclusive of depreciation	-	669	1,558	345	88	2,660
Cost of cryptocurrency mining revenue- depreciation	1,053	-	-	-	-	1,053
Cost of data hosting revenue- depreciation	-	261	306	98	-	665
Total cost of revenue	2,761	930	1,864	443	88	6,086
Gross profit	$8	$720	$339	$961	$301	$2,329

The following table summarizes the balances for the project sites for cryptocurrency mining revenue, data hosting revenue, high-performance computing service revenue, demand response revenue, cost of cryptocurrency mining revenue, exclusive of depreciation, cost of data hosting revenue, exclusive of depreciation, cost of high-performance computing services, and cost of depreciation during the three months ended September 30, 2024:

	Soluna Digital					Soluna Cloud
(Dollars in thousands)	Project Dorothy 1B	Project Dorothy 1A	Project Sophie	Other	Soluna Digital Subtotal	Project Ada	Total

Cryptocurrency mining revenue	$2,811	$-	$-	$-	$2,811	$-	$2,811
Data hosting revenue	-	3,515	756	-	4,271	-	4,271
Demand response services	-	-	-	443	443	-	443
High-performance computing services	-	-	-	-	-	-	-
Total revenue	2,811	3,515	756	443	7,525	-	7,525

Cost of cryptocurrency mining, exclusive of depreciation	1,963	-	-	-	1,963	-	1,963
Cost of data hosting revenue, exclusive of depreciation	-	2,025	521	9	2,555	-	2,555
Cost of high-performance computing service revenue	-	-	-	-	-	2,859	2,859
Cost of cryptocurrency mining revenue- depreciation	1,068	-	-	-	1,068	-	1,068
Cost of data hosting revenue- depreciation	-	292	152	-	444	-	444
Total cost of revenue	3,031	2,317	673	9	6,030	2,859	8,889
Gross (loss) profit	$(220)	$1,198	$83	$434	$1,495	$(2,859)	$(1,364)

Cryptocurrency Mining Revenue: Cryptocurrency mining revenue remained substantially consistent, decreasing minimally for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. We were awarded 24.6 Bitcoins (BTC) for the three-month period ended September 30, 2025, compared to 46.1 BTC for the prior-year period, representing a 46.6% decrease in Bitcoins earned due to decline in operational efficiency of the aging miners. This decrease was substantially offset by an 87.5% increase in the average market price of BTC during the period.

Data Hosting Revenue: Hosting revenue increased for the three months ended September 30, 2025, compared to the same period in 2024. This increase was primarily driven by the ramped-up energization and resulting revenue contribution from the D2 facility during the third quarter of 2025. This positive impact was partially offset by a shift in the customer contract mix at the D1A and Sophie locations. Specifically, following the exit of one of our largest fixed-fee customers in December 2024, the Company onboarded replacement customers operating under a profit-sharing fee structure, thereby impacting the overall revenue contribution model.

Demand Response Service: Demand response service revenue decreased during the three months ended September 30, 2025, compared to the same period in 2024. This reduction was due to a lower capacity of Megawatts bid into the program, primarily resulting from two factors: the known operational degradation of the D1B miner fleet and the required upgrade of the electrical Internet of Things hardware within the modular data centers.

Cost of Cryptocurrency Mining Revenue, exclusive of depreciation: Cost of cryptocurrency mining revenue includes direct utility costs, site overhead expenses, and overhead costs attributable to the operations of our cryptocurrency mining facilities in Texas.

The decrease in the cost of cryptocurrency mining revenue for the three months ended September 30, 2025, compared to the same period in 2024, was primarily due to a reduction in operating and electricity costs, corresponding from a 18% decrease in electricity usage.

Cost of Data Hosting Revenue, exclusive of depreciation: Cost of data hosting revenue includes direct utility costs, site overhead expenses, and overhead costs attributable to the operations of data hosting facilities in Kentucky and Texas.

Cost of data hosting increased for the three months ended September 30, 2025, compared to the same period in 2024. This increase was primarily driven by the initial energization of the Dorothy 2 facility during the second quarter of 2025 and the subsequent increase in MWs capacity and associated operating costs in the third quarter of 2025. This cost increase was partially offset by a favorable change in the hosting contract mix, specifically the replacement of certain fixed-rate volume contracts with new agreements that include an electricity cost passthrough provision.

Cost of High-Performance Computing Services: Cost of High-Performance Computing Services represents the direct production expenses associated with providing AI and HPC processing capabilities. For the three months ended September 30, 2024, this cost totaled approximately $2.9 million, which was related to the agreement executed with HPE effective July 1, 2024, to acquire access to essential datacenter and cloud services necessary for supporting our AI and HPC processes. We did not incur any cost of High-Performance Computing Services the three months ended September 30, 2025.

In connection with the termination of the HPE Agreement on March 24, 2025, we recognized a loss of approximately $28.6 million for the year ended December 31, 2024. This loss represented the remaining contractual obligations under the agreement.

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

●	Stock-based compensation expense was approximately $1.9 million for the three months ended September 30, 2025, compared to $1.2 million for the three months ended September 30, 2024, representing an increase of approximately $0.7 million. The increase primarily reflects additional equity awards granted to directors and officers in June and September 2025, and September and December 2024, as well as a reduction in the estimated forfeiture rate from 10% to 5%. These increases were partially offset by the cessation of vesting for certain prior-year grants during the 2025 quarter, and the impact of awards with portions that immediately vested during the 2024 period.

●	Salaries and benefits expense increased approximately $1.4 million for the three months ended September 30, 2025, primarily due to approved performance-based bonuses that were accrued during the quarter and settled in October 2025.

●

Professional and legal fees increased approximately $434 thousand for the three months ended September 30, 2025, primarily due to legal expenses related to SEC regulatory and compliance matters, as well as legal costs associated with Project Kati that were not incurred in the comparable prior-year period.

●	Investor relations expense increased approximately $523 thousand for the three months ended September 30, 2025, compared to the same period in 2024, primarily due to an increase in the number and scope of investor outreach and marketing campaigns conducted during the quarter.

●	Provision for credit losses decreased approximately $347 thousand for the three months ended September 30, 2025, as no credit losses were recognized during the current quarter, compared to the three months ended September 30, 2024, which included specific loss provisions recorded on outstanding receivables.

●	All other fluctuations within general and administrative expenses for the period were not material to the overall results of operations.

Depreciation and Amortization associated with general and administrative expenses: Depreciation and amortization expense was comparable for the three months ended September 30, 2025, and 2024, totaling approximately $2.4 million in each period. The expense primarily relates to amortization of the strategic pipeline contract acquired in October 2021.

Interest expense: Interest expense for the three months ended September 30, 2025 was approximately $1.2 million compared to the $821 thousand for the three months ended September 30, 2024. See table below noting the difference mainly relates to the new loans entered into in fiscal year 2024 and 2025 (June SPA, Galaxy Loan, Generate loan, and equipment loan), which includes amortization of deferred financing costs.

(Dollars in thousands)	Three months ended September 30,
	2025	2024

NYDIG equipment financing	$365	$369
Navitas term loan	-	21
Green Cloud secured loan and Additional CloudCo secured loan	298	430
Spring Lane financing cost	61	-
Galaxy loan	220	-
Generate loan	168	-
Equipment loan	100	1
Interest expense	$1,212	$821

Gain on Debt Extinguishment and Revaluation, net: For the three months ended September 30, 2025, we recognized a net gain on extinguishment of debt of approximately $10.1 million, primarily related to the settlement of the NYDIG equipment financing loan and related interest obligations. The gain was partially offset by a loss on extinguishment resulting from the satisfaction and redemption of the Project Kati equipment loan through the issuance of Class B Membership Interests in Project Kati, which were valued at approximately three and three-tenths times the original borrowing amount.

For the three months ended September 30, 2024, we recognized a net gain on revaluation of approximately $0.9 million, primarily related to the remeasurement of convertible notes with an aggregate principal balance of $2.3 million. The gain resulted from changes in conversion assumptions, payout terms, annualized volatility, and stock price conditions on the valuation dates compared to the conversion features available to noteholders as of September 30, 2024. This gain was partially offset by a loss on extinguishment of debt of approximately $1.4 million, resulting from the satisfaction and redemption of the Dorothy 2 equipment loan through the issuance of Class B Membership Interests in the Dorothy 2 project, which were valued at approximately three times the original borrowing amount.

Fair value adjustment, net: For the three months ended September 30, 2025, we recognized a net loss of approximately $22.0 million related to the revaluation of the Series A and Series B warrants issued in connection with the July 2025 Financing, which were classified as liabilities and subsequently exercised during the quarter. The loss also includes a $13.8 million fair value adjustment on the revaluation of outstanding warrant liabilities as of September 30, 2025. These losses were primarily driven by the increase in the Company’s stock price between July and September 2025, which resulted in a higher intrinsic value compared to the warrants’ original fair value. In addition, we incurred an approximate $9.1 million loss in connection with the fair value of warrants issued in excess of the related proceeds from the July 2025 Financing. These losses were partially offset by a gain of approximately $0.8 million related to the revaluation of the Generate Common Warrant during the period.

For the three months ended September 30, 2024, we recognized a gain of approximately $0.3 million related to the revaluation of the Soluna Cloud warrants, which were subsequently written off.

Loss on sale of fixed assets and credit on equipment deposit: During the three months ended September 30, 2025, we recognized a loss of approximately $780 thousand related to the forfeiture of an equipment credit that had been recorded in prior periods. The credit, which was restricted for use on future equipment purchases for Project Dorothy 2 and Project Kati through September 1, 2025, expired unused, and no further extension was granted.

Other financing expense: Other financing expenses totaled approximately $4.7 million for the three months ended September 30, 2025, primarily related to consent fees associated with draws under the ATM Agreement and the SEPA facility, as well as transaction costs incurred in connection with the July 2025 Financing.

Net (loss) income attributable to non-controlling interest: We incurred a net loss attributable to non-controlling interest for the three months ended September 30, 2025 of approximately $1.8 million compared to a net loss attributable to non-controlling interest for the three months ended September 30, 2024 of $903 thousand, a change of approximately $928 thousand increase in net loss attributable to non-controlling interest. The increase in net loss attributable to non-controlling interest was mainly due to a loss on $1.7 million associated with the satisfaction of equipment loan through membership interest at Project Kati, in addition Project Kati costs of approximately $608 thousand, in which no revenue had been generated yet for the three months ended September 30, 2025, and no comparable costs were noted for the three months ended September 30, 2024. The change at Project Dorothy 2 was a gain of approximately $1.2 million, due to D2 had a loss on non-controlling interest due to the satisfaction of equipment loan at Project Dorothy 2, creating a loss of approximately $1.4 million for the 3 months ended September 30, 2024, as such for Project Dorothy 2, there was a gain between the comparable periods, and with site energization beginning in the second quarter of 2025, the project site began to see revenue growth. Project D1A had a comparable gain of approximately $200 thousand and D1B had a comparable net loss of approximately $56 thousand, due to the margins compared to the three months ended September 30, 2024.

Consolidated Results of Operations for the Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024.

The following table summarizes changes in the various components of our net loss during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

(Dollars in thousands)	Nine months ended September 30, 2025	Nine months ended September 30, 2024	$ Change	% Change
Cryptocurrency mining revenue	$8,630	$13,691	$(5,061)	(37)%
Data hosting revenue	10,795	14,446	(3,651)	(25)%
Demand response service revenue	1,057	1,612	(555)	(34)%
High-performance computing service revenue	28	-	28	100%
Operating costs and expenses:
Cost of cryptocurrency mining revenue, exclusive of depreciation	5,428	5,687	(259)	(5)%
Cost of data hosting revenue, exclusive of depreciation	5,605	6,982	(1,377)	(20)%
Cost of high-performance computing service revenue	7	2,859	(2,852)	(100)%
Cost of cryptocurrency mining revenue- depreciation	3,200	3,220	(20)	(1)%
Cost of data hosting revenue- depreciation	1,578	1,320	258	20%
General and administrative expenses, exclusive of depreciation and amortization	19,053	14,625	4,428	30%
Depreciation and amortization associated with general and administrative expenses	7,207	7,209	(2)	(-)%
Impairment on fixed assets	12	130	(118)	(91)%
Operating loss	(21,580)	(12,283)	(9,297)	76%
Other expense, net	(280)	(32)	(248)	775%
Interest expense	(3,246)	(1,694)	(1,552)	92%
Other financing expense	(5,203)	-	(5,203)	(100)%
Loss on sale of fixed assets and credit on equipment deposit	(802)	(21)	(781)	3,719%
Fair value adjustment loss	(22,165)	(5,607)	(16,558)	295%
Gain (loss) on debt extinguishment and revaluation, net	10,658	(1,888)	12,546	(665)%
Loss before income taxes	(42,618)	(21,525)	(21,093)	98%
Income tax benefit, net	1,697	1,743	(46)	(3)%
Net loss	(40,921)	(19,782)	(21,139)	107%
Net loss (income) attributable to non-controlling interest, net	2,027	(3,535)	5,562	(157)%
Net loss attributable to Soluna Holdings, Inc.	$(38,894)	$(23,317)	$15,577	67%

The following table summarizes the balances for the project sites for cryptocurrency mining revenue, data hosting revenue, high-performance computing service revenue, demand response revenue, cost of cryptocurrency mining revenue, exclusive of depreciation, cost of data hosting revenue, exclusive of depreciation, cost of high-performance computing services, and cost of depreciation during the nine months ended September 30, 2025:

	Soluna Digital						Soluna Cloud
(Dollars in thousands)	Project Dorothy 1B	Project Dorothy 1A	Project Dorothy 2	Project Sophie	Other	Soluna Digital Subtotal	Project Ada	Total

Cryptocurrency mining revenue	$8,630	$-	$-	$-	$-	$8,630	$-	$8,630
Data hosting revenue	-	4,674	2,412	3,709	-	10,795	-	10,795
Demand response services	-	-	-	-	1,057	1,057	-	1,057
High-performance computing services	-	-	-	-	-	-	28	28
Total revenue	8,630	4,674	2,412	3,709	1,057	20,482	28	20,510

Cost of cryptocurrency mining, exclusive of depreciation	5,428	-	-	-	-	5,428	-	5,428
Cost of data hosting revenue, exclusive of depreciation	-	2,405	1,974	1,138	88	5,605	-	5,605
Cost of high-performance computing service revenue	-	-	-	-	-	-	7	7
Cost of cryptocurrency mining revenue- depreciation	3,200	-	-	-	-	3,200	-	3,200
Cost of data hosting revenue- depreciation	-	830	442	306	-	1,578	-	1,578
Total cost of revenue	8,628	3,235	2,416	1,444	88	15,811	7	15,818
Gross (loss) profit	$2	$1,439	$(4)	$2,265	$969	$4,671	$21	$4,692

The following table summarizes the balances for the project sites for cryptocurrency mining revenue, data hosting revenue, high-performance computing service revenue, demand response revenue, cost of cryptocurrency mining revenue, exclusive of depreciation, cost of data hosting revenue, exclusive of depreciation, cost of high-performance computing services, and cost of depreciation during the nine months ended September 30, 2024:

	Soluna Digital					Soluna Cloud
(Dollars in thousands)	Project Dorothy 1B	Project Dorothy 1A	Project Sophie	Other	Soluna Digital Subtotal	Project Ada	Total

Cryptocurrency mining revenue	$13,691	$-	$-	$-	$13,691	$-	$13,691
Data hosting revenue	-	10,623	3,823	-	14,446	-	14,446
Demand response services	-	-	-	1,612	1,612	-	1,612
High-performance computing services	-	-	-	-	-	-	-
Total revenue	13,691	10,623	3,823	1,612	29,749	-	29,749

Cost of cryptocurrency mining, exclusive of depreciation	$5,687	-	-	-	5,687	-	5,687
Cost of data hosting revenue, exclusive of depreciation	-	5,520	1,452	10	6,982	-	6,982
Cost of high-performance computing service revenue	-	-	-	-	-	2,859	2,859
Cost of cryptocurrency mining revenue- depreciation	3,220	-	-	-	3,220	-	3,220
Cost of data hosting revenue- depreciation	-	867	453	-	1,320	-	1,320
Total cost of revenue	8,907	6,387	1,905	10	17,209	2,859	20,068
Gross profit	$4,784	$4,236	$1,918	$1,602	$12,540	$(2,859)	$9,681

Cryptocurrency Mining Revenue: Cryptocurrency mining revenue decreased between the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 related to the Bitcoin halving event that occurred in April 2024, which reduced the block reward by 50%, in addition to aging miners, which was offset by a change in bitcoin price. We were rewarded 85.8 Bitcoins for the nine months ended September 30, 2025 compared to 233.6 Bitcoins for the nine months ended September 30, 2024. The number of coins decreased by 63.3% but the BTC price of a Bitcoin increased 70.2%, therefore offsetting the difference between the nine months.

Data Hosting Revenue: Cryptocurrency Hosting Services involve providing energized space and comprehensive operating support to third-party mining companies that locate their hardware at our dedicated facilities, including D1A and Project Sophie. Revenue for these services is derived from hosting fees, which utilize either a fixed-fee or a profit-sharing fee structure, along with additional service fees such for equipment installation.

Hosting revenue decreased for the nine months ended September 30, 2025, compared to the same period in 2024. This decline was primarily attributable to the following factors: (i) Bitcoin Halving Event: The industry-wide Bitcoin Halving event, which occurred in April 2024, inherently drove down the effective dollar value per Petahash (“PH”) per day, impacting revenue generated from both fixed-fee and profit-sharing contracts; and (ii) Customer Contract Mix Shift: In December 2024, one of our largest customers exited, creating a temporary gap of 20 MW of vacant capacity. Although this capacity was successfully refilled gradually between December 2024 and March 2025, the replacement customers were onboarded under the profit-sharing fee structure. This shift reduced the revenue yield compared to the fixed-fee model previously in place. These negative impacts were partially mitigated by the successful ramped-up energization and increasing revenue recognition from the D2 facility, which commenced operations and contribution during the third quarter of 2025.

Demand Response Service: Demand response service revenue declined for the nine months ended September 30, 2025, compared to the prior-year period. This decrease was driven by a combination of market conditions and operational limitations. Market factors included a decline in the average ERCOT Clearing Price per MW. Operationally, the capacity bid into the program was reduced due to known outages at the Dorothy site associated with the D2 substation interconnection, in addition to the expected degradation of the D1B miner fleet’s performance.

Cost of Cryptocurrency Mining Revenue, exclusive of depreciation: Cost of cryptocurrency mining revenue includes direct utility costs, site overhead expenses, and overhead costs attributable to the operations of our cryptocurrency mining facilities in Texas.

The cost of cryptocurrency mining revenue experienced a minimal decrease for the nine months ended September 30, 2025, compared to the same period in 2024. This slight decline was primarily attributed to a corresponding reduction in operating and electricity costs, which directly resulted from a marginal decrease in overall electricity usage during the period.

Cost of Data Hosting Revenue, exclusive of depreciation: Cost of data hosting revenue includes direct utility costs, site overhead expenses, and overhead costs attributable to the operations of data hosting facilities in Kentucky and Texas.

Cost of data hosting decreased for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 mainly due to a change in hosting contracts mix, in which contracts were entered that included electricity passthrough contracts replacing fixed rate volume contracts. This decrease was partially offset by the initial energization of the Dorothy 2 facility during the second quarter of 2025 and the subsequent increase in MWs capacity and associated operating costs in the third quarter of 2025.

Cost of High-Performance Computing Services: Cost of High-Performance Computing Services represents the direct production expenses associated with providing AI and HPC processing capabilities. For the nine months ended September 30, 2024, this cost totaled approximately $2.9 million, which was related to the agreement executed with HPE effective July 1, 2024, to acquire access to essential datacenter and cloud services necessary for supporting our AI and HPC processes.

Revenue from High-Performance Computing Services totaled $28 thousand for the nine months ended September 30, 2025, representing the initial revenue contribution from this business segment. This is compared to no revenue recorded for the corresponding nine-month period ended September 30, 2024.

Cost of High-Performance Computing Services was not material for both the three months and the nine months ended September 30, 2025.

In connection with the termination of the HPE Agreement on March 24, 2025, we recognized a loss of approximately $28.6 million for the year ended December 31, 2024. This loss represented the remaining contractual obligations under the agreement.

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

●	Stock-based compensation expense was approximately $5.7 million for the nine months ended September 30, 2025, compared to $3.3 million for the nine months ended September 30, 2024, representing an increase of approximately $2.4 million. The increase primarily reflects equity awards granted to directors and officers between April, June, and December of 2024, additional equity awards granted to directors and officers in June and September 2025, employee grants issued in June 2025 and December 2024, as well as a reduction in the estimated forfeiture rate from 10% to 5%. These increases were partially offset by the cessation of vesting for certain prior-year grants and by the impact of awards with portions that immediately vested during 2024.

●	Salaries and benefits expense increased approximately $1.1 million for the nine months ended September 30, 2025, primarily due to approved performance-based bonuses settled in October 2025, as well as cost-of-living and merit-based salary adjustments for management and employees.

●	Professional and legal fees increased approximately $1.6 million for the nine months ended September 30, 2025, primarily due to legal expenses related to SEC regulatory and compliance matters and Project Kati legal costs that were not incurred in the comparable prior-year period. The increase also reflects the engagement of external consultants to assist with complex accounting matters.

●	Investor relations expense increased approximately $254 thousand for the nine months ended September 30, 2025, compared to the same period in 2024, primarily due to an increase in the number and scope of investor outreach and marketing campaigns conducted during the period.

●	Provision for credit losses decreased approximately $610 thousand for the nine months ended September 30, 2025, as no credit losses were recognized during the current period, compared to the nine months ended September 30, 2024, which included specific loss provisions recorded on outstanding receivables.

●	All other fluctuations within general and administrative expenses for the period were not material to the overall results of operations.

Depreciation and Amortization associated with general and administrative expenses: Depreciation and amortization expense was comparable for the nine months ended September 30, 2025, and 2024, totaling approximately $7.2 million in each period. The expense primarily relates to the amortization of the strategic pipeline contract acquired in October 2021.

Interest expense: Interest expense for the nine months ended September 30, 2025, was approximately $3.2 million, compared to approximately $1.7 million for the nine months ended September 30, 2024. This increase is primarily attributable to the new debt facilities entered into during fiscal years 2024 and 2025, including the June and July Share Purchase Agreements, the Galaxy Loan, the Generate Loan, and the equipment loan. The expense for the current period also includes the amortization of deferred financing costs associated with these new facilities, partially offset by the full payoff of the Navitas loan. Further details on the components of interest expense are presented in the table below.

(Dollars in thousands)	Nine months ended September 30,
	2025	2024

NYDIG equipment financing	$1,084	$1,092
Navitas term loan	2	122
Green Cloud secured loan and Additional CloudCo secured loan	1,075	465
Galaxy loan	498	-
Spring Lane financing cost	183	-
Generate loan	168	-
Equipment loan	236	15
Interest expense	$3,246	$1,694

Gain (Loss) on Debt Extinguishment and Revaluation, net: For the nine months ended September 30, 2025, we recognized a net gain on extinguishment of debt of approximately $10.7 million. The gain primarily related to the settlement of the NYDIG equipment financing loan and related interest obligations in September 2025, as well as the Assignment and Assumption Agreement for the Additional Notes executed on March 14, 2025. These gains were partially offset by a loss on extinguishment resulting from the satisfaction and redemption of the Project Kati equipment loan through the issuance of Class B Membership Interests in Project Kati, which were valued at approximately three and three-tenth times the original borrowing amount.

For the nine months ended September 30, 2024, we recognized a net loss on debt extinguishment and revaluation of approximately $1.9 million. On February 28, 2024, we entered into the Fourth Amendment with its noteholders, which reduced the conversion price and resulted in the issuance of new warrants and the repricing of existing warrants with revised exercise features. As a result, the Company recorded a gain on revaluation of convertible notes of approximately $1.3 million during the first quarter of 2024 (as of February 28 and March 31, 2024), primarily driven by changes in conversion assumptions, payout features, annualized volatility, and stock price conditions at the respective valuation dates. A subsequent fair value assessment as of June 30, 2024 resulted in a loss on revaluation of approximately $4.0 million, reflecting changes in conversion and payout assumptions and stock price volatility compared to conversion terms available to noteholders at that date. The convertible notes were remeasured again as of September 30, 2024, resulting in a gain of approximately $2.3 million, primarily due to the decline in the Company’s stock price, which offset prior-quarter fair value losses. In addition to these fair value adjustments, we recognized a loss on debt extinguishment of approximately $1.4 million related to the satisfaction and redemption of the Dorothy 2 equipment loan through the issuance of Class B Membership Interests in the Dorothy 2 project, which were valued at approximately three times the original borrowing amount.

Fair value adjustment, net: For the nine months ended September 30, 2025, we recognized a net loss of approximately $22.2 million related to the revaluation of the Series A and Series B warrants issued in connection with the July 2025 Financing, which were classified as liabilities and exercised during the three months ended September 30, 2025. The loss also includes a $13.8 million fair value adjustment related to the revaluation of outstanding warrant liabilities as of September 30, 2025. These losses were primarily driven by the increase in the Company’s stock price between July and September 2025, which resulted in a higher intrinsic value relative to the warrants’ original fair value. Additionally, we incurred an approximate $9.1 million loss representing the excess of the fair value of warrants issued in connection with the July 2025 Financing over the related proceeds received, and $0.1 million in fair value adjustments related to timing differences between SEPA draws and share issuances. These losses were partially offset by a gain of approximately $0.8 million from the revaluation of the Generate Common Warrant during the period.

For the nine months ended September 30, 2024, we recognized a net fair value adjustment loss of approximately $5.6 million, primarily related to the issuance and repricing of additional warrants with modified exercise features pursuant to the Fourth Amendment with the Noteholders. As a result of these modifications, the warrants were reassessed and classified as warrant liabilities, requiring recurring fair value measurement each reporting period. The initial issuance and repricing resulted in a fair value adjustment loss of approximately $5.9 million, which was partially offset by revaluation gains recognized through May 30, 2024, the date of the Company’s Annual Shareholder approval. Upon shareholder approval, the cap-containment provision was removed, and since all other criteria for equity classification were met, the remaining warrant liability was reclassified to equity. Additionally, the Company recognized a gain on revaluation of approximately $0.3 million related to the Soluna Cloud warrants, which were subsequently written off during the period.

Loss on sale of fixed assets and credit on equipment deposit: During the nine months ended September 30, 2025, we recognized a loss of approximately $0.8 million related to the forfeiture of an equipment credit that had been recorded in prior periods. The credit was restricted for use on future equipment purchases for Project Dorothy 2 and Project Kati through September 1, 2025. We did not execute an order prior to the expiration date, and no extension was granted; therefore, the credit was forfeited.

Other financing expense: We incurred approximately $5.1 million in financing expenses for the nine months ended September 30, 2025, primarily related to consent fees associated with the SEPA, draws under the ATM Agreement, and transaction costs incurred in connection with the July 2025 Financing.

Net (loss) income attributable to non-controlling interest: We incurred a net loss attributable to non-controlling interest for the nine months ended September 30, 2025 compared to a net income attributable to non-controlling interest for the nine months ended September 30, 2024. The decrease related mainly due the variances in gross profit related to D1A and D1B noted above mainly due to the halving event in April 2024 and the increase in profit sharing fees for data hosting for the nine months ended September 30, 2025, which created an approximate $3.5 million variance between periods in non-controlling interest. In addition, we incurred a loss of approximately $1.7 million associated with the satisfaction of equipment loan through membership interest at Project Kati, in addition Project Kati costs of approximately $608 thousand, in which no revenue had been generated yet for the nine months ended September 30, 2025, and no comparable costs were noted for the nine months ended September 30, 2024. The change at Project Dorothy 2 was a gain of approximately $204 thousand, due to in the second quarter of 2025, D2 began site energization in which costs exceeded the revenue by approximately $1.2 million, however, D2 for the nine months ended September 30, 2024 had a loss on non-controlling interest due to the satisfaction of equipment loan at Project Dorothy 2, creating a loss of approximately $1.4 million.

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

These non-GAAP financial measures are provided as supplemental measures to our performance measures calculated in accordance with GAAP and therefore, are not intended to be considered in isolation or as a substitute for comparable GAAP measures. Further, these non-GAAP financial measures have no standardized meaning prescribed by GAAP and are not prepared under any comprehensive set of accounting rules or principles. Because of the non-standardized definitions of non-GAAP financial measures, we caution investors that the non-GAAP financial measures as used by us in this quarterly report have limits in their usefulness to investors and may be calculated differently from, and therefore may not be directly comparable to, similarly titled measures used by other companies. Further, investors should be aware that when evaluating these non-GAAP financial measures, these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. In addition, from time to time in the future there may be items that we may exclude for purposes of our non-GAAP financial measures, and we may in the future cease to exclude items that we have historically excluded for purposes of our non-GAAP financial measures. Likewise, we may determine to modify the nature of the adjustments to arrive at our non-GAAP financial measures. Investors should review the non-GAAP reconciliations provided below and not rely on any single financial measure to evaluate our business.

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

Reconciliations of EBITDA and Adjusted EBITDA to net loss, the most comparable GAAP financial metric, for historical periods are presented in the table below:

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net loss	$(25,787)	$(8,093)	$(40,921)	$(19,782)
Interest expense	1,212	821	3,246	1,694
Income tax benefit	(666)	(547)	(1,697)	(1,743)
Depreciation and amortization	4,119	3,916	11,985	11,749
EBITDA	(21,122)	(3,903)	(27,387)	(8,082)

Adjustments: Non-cash items

Stock-based compensation costs	1,882	1,257	5,671	3,286
Loss on sale of fixed assets and credit on equipment deposit	780	-	802	21
Provision for credit losses	-	367	-	611
Impairment on fixed assets	-	-	12	130
Fair value adjustment loss (gain)	22,047	(328)	22,165	5,607
Fair value on placement agent warrants financing fee	146	-	146	-
(Gain) loss on debt extinguishment and revaluation, net	(10,107)	(875)	(10,658)	1,888
Adjusted EBITDA	$(6,374)	$(3,482)	$(9,249)	$3,461

Adjusted EBITDA decreased for the three and nine months ended September 30, 2025 compared to September 30, 2024 primarily driven by increases in general and administrative expenses, exclusive of depreciation, stock-based compensation costs, and provision for credit losses of approximately $2.2 million and $2.7 million for the comparable periods. The general and administrative expense increase was driven by increases in 2025 bonus expenses of $1.3 million, professional and legal fees of $0.5 million, and investor relations of $0.5 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. For the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, the general and administrative increase was driven by increases in the bonus and salary of approximately $1.1 million, professional and legal fees of $1.6 million, and investor relations of $0.3 million. We also incurred other financing costs for the three and nine months ended September 30, 2025 of $4.7 million and $5.2 million, due to Preferred B holder consent fees for draws under the ATM, the SEPA, and July 2025 Financing, in which no similar fees occurred in the prior comparable periods.

In addition, for the nine months ended September 30, 2025 compared to nine months ended September 30, 2024 , there was a decrease in revenue of approximately $9.2 million primarily in Cryptocurrency mining and data hosting revenue following the April 2024 Bitcoin halving and a customer ramp-up of 20 MW through the first quarter of 2025, partially offset by approximately $4.5 million decline in cost of revenue e, excluding depreciation, in which is largely due to no costs associated with high-performance computing services for 2025. We did have a gross profit excluding depreciation increase for the three months ended September 30, 2025 compared to three months ended September 30, 2024 largely due to no costs associated with high-performance computing services which was approximately $2.9 million in the prior period.

The following table represents the Adjusted EBITDA activity between each three-month period from January 1, 2025 through September 30, 2025.

(Dollars in thousands)	Three months ended March 31, 2025	Three months ended June 30, 2025	Three months ended September 30, 2025

Net loss	$(7,354)	$(7,780)	$(25,787)
Interest expense, net	838	1,196	1,212
Income tax (benefit) expense	(425)	(608)	(666)
Depreciation and amortization	3,879	3,989	4,119
EBITDA	(3,062)	(3,203)	(21,122)

Adjustments: Non-cash items

Stock-based compensation costs	1,847	1,942	1,882
Loss (gain) on sale of fixed assets and credit on equipment deposit	-	22	780
Impairment on fixed assets	-	12	-
Fair value adjustment loss	118	-	22,047
Fair value on placement agent warrant financing fees	-	-	146
(Gain) loss on debt extinguishment and revaluation, net	(551)	-	(10,107)
Adjusted EBITDA	$(1,648)	$(1,227)	$(6,374)

The following table represents the Adjusted EBITDA activity between each three-month period from January 1, 2024 through December 31, 2024.

(Dollars in thousands)	Three months ended March 31, 2024	Three months ended June 30, 2024	Three months ended September 30, 2024	Three months ended December 31, 2024

Net loss from continuing operations	$(2,544)	$(9,145)	$(8,093)	$(38,518)
Interest expense, net	424	449	821	833
Income tax benefit from continuing operations	(548)	(649)	(547)	(743)
Depreciation and amortization	3,926	3,909	3,916	3,889
EBITDA	1,258	(5,436)	(3,903)	(34,539)

Adjustments: Non-cash items

Stock-based compensation costs	661	1,368	1,257	2,025
Loss on sale of fixed assets	1	21	-	9
Provision for credit losses	-	244	367	149
Convertible note inducement expense	-	-	-	388
Placement agent release expense	-	-	-	1,000
Loss on contract	-	-	-	28,593
Impairment on fixed assets	130	-	-	-
Fair value loss (gain) adjustment	4,333	1,600	(328)	100
(Gain) loss) on debt extinguishment and revaluation, net	(1,236)	4,000	(875)	(245)
Adjusted EBITDA	$5,147	$1,797	$(3,482)	$(2,520)

Liquidity and Capital Resources

Several key indicators of our liquidity are summarized in the following table:

(Dollars in thousands)	Nine Months Ended or as of	Nine Months Ended or as of	Year Ended or as of
	September 30, 2025	September 30, 2024	December 31, 2024
Cash	$51,371	$8,766	$7,843
Restricted cash	9,090	3,441	2,610
Working capital (deficit)	10,215	(12,820)	(34,378)
Net loss	(40,921)	(19,782)	(58,300)
Net cash used in operating activities	(3,479)	(3,412)	(5,069)
Purchase of property, plant and equipment, including deposits	(18,036)	(7,811)	(13,277)

As of September 30, 2025, we had a consolidated accumulated deficit of approximately $353.2 million and we had positive working capital of approximately $10.2 million, in which was due to significant financings in the third quarter of 2025. As of September 30, 2025, we had total debt outstanding of approximately $23.3 million as summarized further below in the Debt table. In addition, we had outstanding commitments related to Soluna Digital Inc. (“SDI”) of approximately $11.9 million in capital expenditures mainly related to Project Dorothy 2 and Project Kati. In addition, due to CloudCo’s termination of the HPE Agreement on March 24, 2025, and HPE’s termination of the HPE Agreement on March 26, 2025, and the acceleration of the remaining unpaid amounts of the contract in accordance with the HPE Agreement, we have recognized a liability for the remainder of the HPE Agreement on the consolidated balance sheet of approximately $19.3 million. As of September 30, 2025, we had $51.4 million of cash available to fund our operations.

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

Operating Activities

Net cash used in operations was approximately $3.5 million during the nine months ended September 30, 2025. The Company had a net loss for the nine months ended September 30, 2025 of approximately $40.9 million. Non-cash items included approximately $4.9 million of depreciation expense, $7.1 million of amortization expenses, $22.0 million in fair value adjustments mainly related to warrants being exercised, and $5.7 million of stock compensation expenses. These non-cash items were offset with a deferred tax benefit of $1.7 million and gain on extinguishment of debt of approximately $10.7 million. The change in asset and liabilities of $8.4 million mainly relates to increase in accrued expense of $5.2 million in relation to increase in construction fees for Project Kati and Dorothy 2, legal fees, financing costs, and bonus accrual. In addition, there was a $2.0 million increase in accounts payable due to timing and billing of invoices, and a $2.1 million increase in customer deposits due to new contract agreements being entered into. The other changes in assets and liabilities of approximately $885 thousand mainly related to increase in accounts receivable and other current assets related to timing and billing amounts of invoices, in addition with payment made to HPE in January, offset decrease in other long-term assets of $1.6 million in relation to receipt of Briscoe deposit in January 2025.

Net cash used by operations was approximately $3.4 million during the nine months ended September 30, 2024. The Company had a net loss for the nine months ended September 30, 2024 of approximately $19.8 million. Non-cash items included approximately $4.6 million of depreciation expense and $7.1 million of amortization expenses, $3.3 million of stock compensation expenses, $7.1 million of loss on debt extinguishment and revaluation, $611 thousand in provision for credit losses, and $179 thousand amortized deferred financing costs. These non-cash items were offset with a deferred tax benefit of $1.8 million. The change in asset and liabilities is mainly due to an increase in prepaid expenses and other long-term assets by $9.2 million due to a prepayment of an arrangement with HPE of $10.3 million that is being amortized over the life of the agreement, an increase in accrued expenses and accounts payable of $4.2 million in relation to bonus accruals, NYDIG interest, and Project Dorothy 2 and Kati related bills. The other changes in assets and liabilities were not material.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2025 was approximately $18.1 million consisting mainly of capital expenditures of $17.0 million, which consist of additions to property, plant, and equipment offset with transfers from deposits on equipment, and $1.0 million deposit on equipment purchases. Net cash used in investing activities during the nine months ended September 30, 2024 was approximately $7.7 million consisting mainly of capital expenditures of $3.7 million and deposits on equipment purchases of $4.1 million.

Financing Activities

(Dollars in thousands)	Nine months ended September 30,
	2025	2024

Proceeds from debt issuance	$18,434	$14,470
Payments on debt and deferred financing costs	(6,938)	(2,261)
Contributions from non-controlling interest	22,078	5,098
Distributions to non-controlling interest	(4,753)	(6,694)
Proceeds from warrant exercises	9,455	2,330
Net proceeds from financing offering	4,364	-
Net proceeds from SEPA and ATM	28,975	-
Net cash provided by financing activities	$71,615	$12,943

Net cash provided by financing activities was approximately $71.6 million for the nine months ended September 30, 2025 consisting mainly of $18.4 million of debt issuance proceeds, $29.0 million of net proceeds from SEPA draws and ATM Agreement settlements, net proceeds of $4.4 million from the July financing offering, $9.5 million net proceeds from warrant exercises, and $22.1 million of contributions from non-controlling interest, offset with cash distributions to non-controlling interest members of approximately $4.8 million and payments on debt and deferred financing costs of approximately $6.9 million to the Green Cloud Secured Loan, Generate debt issuance costs, Galaxy principal and deferred financing costs, CloudCo Additional Secured Loan, and the Navitas term loan. Net cash provided by financing activities for the nine months ended September 30, 2024 was approximately $12.9 million consisting mainly of proceeds from financing of approximately $14.5 million in which $13.75 million was from 2024 secured loan financing in June and July, and $720 thousand was drawn down for equipment financing. In addition, there was $2.3 million in warrants exercised, as well as $5.1 million in contributions of non-controlling membership interest. Offsetting the net cash provided by financing activities was $6.7 million in cash distributions to non-controlling interest members, and payments of $2.3 million relation to Navitas loan and deferred financing charges.

Debt

The following balances are presented net of unamortized debt issuance costs of approximately $2.6 million as of September 30, 2025.

	September 30, 2025	December 31, 2024
(Dollars in thousands)
Galaxy loan	$4,392	$-
NYDIG Equipment Financing	-	9,183
Equipment loan	-	-
Navitas Term Loan	-	137
Generate loan	10,785	-
Green Cloud Secured Note	8,076	10,983
CloudCo Additional Secured Loan	-	1,202
Total Debt	$23,253	$21,505

Existing Debt[1] By Entity

$15.2 million subsidiary debt (no Soluna Holdings guarantee);
$8.1 million GreenClouddebt (with Soluna Holdings guarantee)

Soluna Holdings, Inc.
(SLNH)
Soluna Digital, Inc. (SDI)
Soluna Cloud, Inc.
Soluna MC, LLC “Project Marie”2
Soluna MC Borrowing-1, LLC “Project Marie Borrowing”
NYDIG Equipment Financing - $0
Soluna SW Holdings, LLC “Project Sophie HoldCo”
Soluna SW, LLC “Project Sophie”
Galaxy loan - $4.4 million
Dorothy 1A Borrower
Dorothy 2 Borrower 4
Generate $10.8 million
Soluna AL CloudCo 3
GreenCloud secured note - $8.1 million
Soluna Holdings, Inc. Debt Guarantees
Subsidiary ONLY Debt Guarantees

(1) Amounts are presented net of approximately $2.6 million in unamortized debt issuance costs.
(2) Project Marie data center was decommissioned and has no remaining assets. NYDIG settled in September 2025.
(3) Soluna AL CloudCo has ceased operations and has no remaining assets.
(4) Soluna DV Services, LLC and Soluna KK EnergyServiceCo, LLC are considered guarantors for the Generate credit facility.

On June 20, 2024, pursuant to the terms and subject to the conditions of the June SPA by and among (i) CloudCo, (ii) Soluna Cloud, (iii) the Company and (iv) the Investor, CloudCo issued to the Investor a secured promissory note in a principal amount equal to $12.5 million (the “Green Cloud Secured Note”). The Green Cloud Secured Note accrues interest at a rate 9.0% per annum, subject to adjustment upon an event of default. The Green Cloud Secured Note matures on June 20, 2027. On July 12, 2024, the Company, CloudCo, Soluna Cloud, and the Existing Investor entered into a First Amendment to the Note Purchase Agreement. Additional Notes were issued for $1.25 million (“Soluna CloudCo Additional Secured Note”) on July 12, 2024 and are subject to the same terms and conditions as the June SPA financing. On October 1, 2024, CloudCo, Soluna Cloud and the Company entered into assignment and assumption agreements (the “Assignment Agreements”) with the Additional Investors with respect to an aggregate of $1.25 million of notes issued by CloudCo. Pursuant to the Assignment Agreements, the Company will be able to purchase such notes for a purchase price of $750 thousand, or 60% of face value. The assignment and assumption will be effective once all conditions of the agreement are met including fulfilling the purchase price. The assignment and assumption was on March 14, 2025, therefore we extinguished the remaining third-party outstanding debt on the Additional Note, and a gain on extinguishment of the debt of approximately $551 thousand was recorded. In relation to the Green Cloud Secured Note, as of September 30, 2025, the Company had an outstanding principal balance of approximately $8.5 million.

On January 14, 2022, the Company effected an initial drawdown under the Master Equipment Finance Agreement (“MEFA”) with NYDIG in the aggregate principal amount of approximately $4.6 million that bore interest at 14%. On January 26, 2022, the Company had a subsequent drawdown of $9.6 million. On December 20, 2022, Soluna MC Borrowing 2021-1 LLC (“Borrower”) received a Notice of Acceleration and Repossession (the “NYDIG Notice”) from NYDIG with respect to the MEFA, by and between Borrower, a subsidiary of Soluna MC, LLC, a subsidiary of Soluna Digital, a subsidiary of the Company, and NYDIG. The obligations of Borrower under the MEFA and reflected in the NYDIG Notice are ring-fenced to Borrower and its direct parent company, Soluna MC LLC. The Company is not a party to any guaranty, collateral agreement, or other support agreement with or for the benefit of NYDIG. As such, the principal balance of $10.5 million as of December 31, 2022 became due immediately and the Borrower shall bear interest, at a rate per annum equal to 2.0% plus the rate per annum otherwise applicable to such obligations set forth in the MEFA. On February 23, 2023, NYDIG proceeded to foreclose on all of the collateral securing the MEFA, and repossessed the collateralized assets that totaled approximately $3.4 million, in which approximately $560 thousand was first used to pay off accrued interest and penalty to date. On September 5, 2023, NYDIG provided a letter finalizing the accounting for the repossessed collateralized assets totaling proceeds of approximately $3.4 million. A summary judgment motion was performed on February 13, 2024 and was agreed upon by both NYDIG and the Borrower, that the total outstanding loan principal balance would be approximately $9.2 million, in which a penalty fee was applied of approximately $1.0 million to the repossessed collateralized assets, and outstanding interest and penalty balance was also applied (the “Agreed Judgment Amount”). On September 29, 2025, the Borrower and NYDIG entered into a Settlement Agreement (the “Settlement Agreement”), pursuant to which the Borrower and NYDIG agreed to fully settle and resolve the Agreed Judgment Amount and all other matters relating to the NYDIG loans in exchange for the Borrower’s agreement to make certain settlement payments to NYDIG in accordance with the Settlement Agreement. In exchange for such settlement payments, NYDIG, on behalf of itself and its related parties, and its and their respective predecessors, successors, heirs and assigns, agreed to release the Borrower and their affiliates from any and all claims, demands, actions, causes of action, liabilities, damages, costs, and expenses, whether known or unknown, arising out of or relating to the Agreed Judgment Amount and the NYDIG loans (other than obligations under the Settlement Agreement). The Company has recorded a gain on extinguishment of debt for the outstanding principal and accrued interest and penalties. As of September 30, 2025, the Borrower has paid a portion of the Settlement Agreement amount, and the remaining settlement obligation is included in “Accrued Expenses”. Subsequently, the remaining Settlement Agreement amount has been fully paid and satisfied.

On May 9, 2023, DVCC and Navitas West Texas Investments SPV, LLC entered into a 2-year Loan Agreement for $2,050,000. The unpaid principal balance of the Term Loan shall bear interest at per annum rate equal to 15%. As of September 30, 2025, the Navitas loan has been fully paid off.

On May 16, 2024, the SDI Borrower, entered into the Equipment Loan Agreement with the Lender. The Equipment Loan Agreement provides for the SDI Borrower to borrow, from time to time, up to $4.0 million, as further amended on February 28, 2025, to be used to purchase necessary equipment for the progression of D2 and Project Kati. Any loans made under the Equipment Loan Agreement have a maturity date of May 16, 2027 and bear interest at a rate of 15% per annum. The Equipment Loan Agreement includes customary covenants for loans of this nature, as well as a multiple on invested capital provision, which requires us to pay, in addition to principal and interest, an amount equal to the difference of (i) the greater of (a) the principal amount of the Loan being repaid plus all interest previously paid or simultaneously being paid to Lender in respect of such principal of the Loan, and (b) the principal amount of the Loan being repaid multiplied by three, minus (ii) the sum of the principal amount of the Loan being repaid plus all interest previously paid or simultaneously being paid to Lender in respect of such principal of the Loan. On March 21, 2025, the SDI Borrower drew down $250 thousand of the Loan with the Lender, in relation to Project Kati. In addition, on June 11, 2025 and July 16th, the SDI Borrower drew down an additional $269.2 thousand and $291.4 thousand of the Loan with the Lender, in relation to Project Kati. The total amount of equipment loans of $810.6 thousand was outstanding prior to the assignment of equipment and payoff of the loan. The SDI Borrower shall repay the Loans under these Borrowing Requests with a different MOIC Payment than as defined in the Equipment Loan Agreement. The MOIC Payment for these Borrowing Requests only, shall be an amount equal to the difference of (i) the greater of (a) the principal amount of the Loan being repaid plus all interest previously paid or simultaneously being paid to Lender in respect of such principal of the Loan, and (b) the principal amount of the Loan being repaid multiplied by three and three tenths (3.3), minus (ii) the sum of the principal amount of the Loan being repaid plus all interest previously paid or simultaneously being paid to Lender in respect of such principal of the Loan. As of the date prior to the payoff, the Company had approximately $180.6 thousand in Accrued interest payable in relation to the MOIC and 15% interest accruing on the Loan that was outstanding. On the August 1, 2025, the SDI Borrower satisfied and repaid the Borrowing amount in full by issuing the Spring Lane Capital (“SLC”) Class B Membership Interests in Soluna KKSL JVCo LLC (“Kati”) project for 3.3 times the membership units ($810.6 thousand payoff equal to fair value of approximately $2.7 million for Class B membership units issued to SLC), as part of the contribution agreement between the Parties. Through initial contributions of $810.6 thousand (debt repayment), SLC received 2,675 Class B Membership units, which constituted a 100% initial membership interest of Kati. The redemption of debt through equity created approximately a $1.7 million loss on debt extinguishment for the three and nine months ended September 30, 2025.

On March 12, 2025, the SW Borrower, a Delaware limited liability company and subsidiary of SW Holdings, itself a subsidiary of SDI, a Nevada corporation and wholly owned subsidiary of the Company, entered into the Galaxy Loan Agreement with SW Holdings and Galaxy Digital LLC. The Galaxy Loan Agreement provides for a term loan facility in the principal amount of $5.0 million (the “Term Loan Facility”). The Term Loan Facility bears interest at a rate of 15.0% per annum, subject to an increase of 5.0% (for a total of 20.0%) in the event an Event of Default has occurred and is continuing. The Term Loan Facility matures on March 12, 2030 and includes scheduled payments over a five-year term. As of September 30, 2025, the outstanding principal balance is approximately $4.8 million as we were compliant with all debt covenants.

On September 12, 2025, the Company caused its subsidiaries Soluna DVSL ComputeCo, LLC (“Dorothy 1A Borrower”), Soluna DVSL II ComputeCo, LLC (“Dorothy 2 Borrower”), and Soluna KK I ComputeCo, LLC (“Tranche B Borrower” and collectively with Dorothy 1A Borrower and Dorothy 2 Borrower, the “Borrowers”) to enter into a Credit and Guaranty Agreement (the “Credit Agreement”) with Generate Lending, LLC, as administrative agent and collateral agent (the “Agent”), and Generate Strategic Credit Master Fund I-A, L.P. (the “Lender”). The Credit Agreement provides for senior secured term loan commitments in an aggregate principal amount of up to $35.5 million, comprised of (i) Tranche A-1 ($5.5 million), (ii) Tranche A-3 ($11.5 million), and (iii) Tranche B ($18.5 million). In addition, the Credit Agreement permits the Borrowers to request one or more Additional Tranche Loan Commitments (as defined in the Credit Agreement), in the aggregate amount of up to $64.5 million, subject to the approval of the Lender and the Agent, for project-level financing of eligible projects. On September 12, 2025, the Borrowers borrowed approximately $12.6 million under the Credit Agreement, comprised of Tranche A-1 loans and Tranche A-3 loans. The Company can draw upon Tranche B from September 12, 2025 until October 31, 2026, subject to the conditions set forth in the Credit Agreement. The maturity date for the Tranche A and Tranche B loans is the earlier of (i) payment of outstanding principal, interest, and fees and (ii) September 12, 2030. Additional Tranche Loan Commitments will have maturity dates as set forth in their respective amendments to the Credit Agreement. As of September 30, 2025, the outstanding principal balance is approximately $12.6 million.

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

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and we necessarily apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our management concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2025, due to the following material weakness:

●	The Company did not maintain effective control over the accurate calculation of both basic and diluted EPS. Specifically, controls failed to ensure the correct treatment of complex equity instruments, as evidenced by an error identified in the financial statements concerning the calculation of earnings per share (EPS). This error involved the incorrect inclusion of unvested Restricted Stock Award (RSA) shares in the denominator used for calculating basic and diluted EPS for the periods ranging from June 30, 2024, through June 30, 2025.

●	During the quarter ended September 30, 2025, the Company processed the exercise of liability-classified warrants. Due to complexity surrounding the accounting for the derivative liability settlement and the subsequent fair value assessment, an additional material adjustment was required. This adjustment was identified, calculated, recorded, and reported in the condensed consolidated financial statements late in the quarterly review process. This control deficiency indicates that the Company did not maintain effective controls over the accounting for complex or non-routine equity transactions and the associated valuation processes, specifically regarding derivative warrant liabilities, resulting in the material adjustment.

Notwithstanding the existence of this material weakness, management has concluded that the Company’s unaudited condensed consolidated financial statements in its Quarterly Report on Form 10-Q for the period ended September 30, 2025 are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America.

Remediation:

Our Board of Directors and management take internal control over financial reporting and the integrity of our financial statements seriously. Management continues to work to improve its controls related to our material weaknesses.  The remediation actions include: (i) enhancing design and documentation related to complex transactions and control activities, and (ii) developing robust review procedures to ensure the proper recording and reporting of the complex transactions. To achieve the timely implementation of the above, management has commenced the following actions and will continue to assess additional opportunities for remediation on an ongoing basis:

●	Implement more robust internal policies and procedures relating to complex transactions and fair value assessments, with a specific focus on establishing reliable controls over fair value measurements to ensure the accuracy of financial reporting.

●	Engage qualified consultants and third-party specialists to assist in the review of complex transactions, ensuring that all entries recorded align with applicable accounting guidance and meet the reporting expectations for the condensed consolidated financial statements.

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

(b) Changes in Internal Control Over Financial Reporting

We are taking the remedial actions described above and expect to implement them prior to December 31, 2025.  Other than the changes for our control procedures around complex transactions in which we plan to remediate above, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

At any point in time, we may be involved in various lawsuits or other legal proceedings. Such lawsuits could arise from the sale of products or services or from other matters relating to our regular business activities, compliance with various governmental regulations and requirements, or other transactions or circumstances.

NYDIG

On December 29, 2022, NYDIG filed a complaint against the Soluna Parties in the Court regarding the NYDIG Loans made by NYDIG to Borrower pursuant to a Master Equipment Finance Agreement, dated December 30, 2021, that were secured by certain assets of Borrower and guaranteed by Guarantor pursuant to a written guaranty agreement. The Soluna Parties and NYDIG entered into a Stipulation and Agreed Judgment which was approved by the Court on February 23, 2024, whereby judgment was granted to NYDIG on the counts in the complaint and the Soluna Parties became jointly and severally liable for an aggregate amount of approximately $9.2 million plus interest (the “Agreed Judgment Amount”).

On September 29, 2025, the Soluna Parties and NYDIG entered into a Settlement Agreement (the “Settlement Agreement”), pursuant to which the Soluna Parties and NYDIG agreed to fully settle and resolve the Agreed Judgment Amount and all other matters relating to the NYDIG Loans in exchange for the Soluna Parties’ agreement to make certain settlement payments to NYDIG in accordance with the Settlement Agreement. As of the date of filings this report, all such settlements have been made.

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

Item 5. Other Information

Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended September 30, 2025, none of our officers or directors, as those terms are defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
3.1	[Certificate of Amendment to Articles of Incorporation, filed with the Secretary of State of Nevada on November 7, 2025 (incorporated by reference to the Company’s Current Report on Form 8-K Report filed November [10], 2025).]
4.1	Form of Series A Warrant issued in the Offering (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2025)
4.2	Form of Series B Warrant issued in the Offering (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2025)
4.3	Form of Pre-Funded Warrant issued in the Offering (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2025)
4.4	Form of Placement Agent Warrant issued in the Offering (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2025)
4.5	Form of Pre-Funded Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2025)
4.6	Form of Common Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2025)
10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.113 to the Company’s Registration Statement on Form S-1/A (File No. 333-287519) filed on June 16, 2025).
10.2	Consulting Agreement, entered into on August 8, 2025 and effective August 21, 2025, between Soluna Holdings, Inc. and David Michaels (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2025)
10.3 **^	Credit and Guaranty Agreement, dated as of September 12, 2025, by and among the Company and the parties thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2025)
10.4	Registration Rights Agreement, dated September 12, 2025 between the Company and Generate Strategic Credit Master Fund I-B, L.P. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2025)
10.5	Board Observer Letter, dated September 12, 2025, between the Company and Generate Strategic Credit Master Fund I-A, L.P. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2025)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

All other exhibits for which no other filing information is given are filed herewith.

* Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in eXtensible Business Reporting Language (XBRL) and tagged as blocks of text and including detailed tags: (i) Condensed Consolidated Balance Sheets at September 30, 2025 and December 31, 2024; (ii) Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2025 and 2024; (iii) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 and 2024; and (iv) related notes.

** Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplementally a copy of any of the omitted schedules and exhibits to the SEC on a confidential basis upon request.

^ The Company has omitted portions of the referenced exhibit pursuant to Item 601(b) of Regulation S-K, because they (a) are not material and (b) are the type that the Company treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Soluna Holdings, Inc.

Date November 14, 2025	By:	/s/ John Belizaire
John Belizaire
Chief Executive Officer

	By:	/s/ David Michaels
David Michaels Chief Financial Officer

