Form 10-K
period 2025-12-31
Soluna Holdings, Inc
filed 2026-03-30
CIK 64463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2025 (based on the closing price of $0.58 per share on the Nasdaq Stock Market LLC for that date) was $8,284,532.
As of March 20, 2026, the Registrant had 111,381,064 shares of common stock outstanding.
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
This glossary covers essential terms related to Bitcoin mining, high-performance computing, Artificial Intelligence and related fields, providing valuable context for readers of this Annual Report. A number of cross-references to additional information included throughout this Annual Report are also utilized throughout this Annual Report, to assist readers seeking additional information related to a particular subject.
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
These forward-looking statements include, but are not limited to, statements about:
•the availability of financing opportunities, risks associated with economic conditions, dependence on management and conflicts of interest;
•the ability to service debt obligations and maintain flexibility in respect of debt covenants;
•economic dependence on regulated terms of service and electricity rates;
•the speculative and competitive nature of the technology sector;
•our ability to attract and retain hosted customers for our hosting operations;
•dependency on continued growth in blockchain and cryptocurrency usage;
•lawsuits and other legal proceedings and challenges;
•conflict of interests with directors and management;
•government regulations;
•our ability to construct and complete the anticipated expansion of our data centers;
•the impact of global economic and market conditions and political developments on our business, including, among others, tariffs, rising inflation and capital market disruptions, economic sanctions, bank failures, regional conflicts around the world, and economic slowdowns or recessions that may result from such developments which could harm our research and development efforts as well as the value of our common stock and our ability to access capital markets; and

•other risks and uncertainties, including those listed under the caption “Risk Factors.”
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
Overview
Our mission is to make renewable energy a global superpower by using computing as a catalyst.
We develop, own, and operate digital infrastructure for energy-intensive computing applications by colocating data centers with renewable energy power plants. We refer to this model as Renewable Computing™.

Renewable Computing™ is designed to address two converging market conditions: increasing curtailment of renewable energy generation and growing demand for power-intensive computing applications, including artificial intelligence (“AI”), high-performance computing (“HPC”), and Bitcoin mining. By locating our data centers near renewable generation assets, we seek to convert underutilized energy into economically productive computing capacity.

We utilize two distinct data center designs to serve different computing markets. For our Bitcoin mining and hosting business, we deploy a modular data center design optimized for flexible, large-scale digital asset operations. For AI and HPC workloads, we are developing an AI-ready data center design intended to support higher-density compute environments and customer requirements associated with advanced computing infrastructure.

Our facilities are managed by MaestroOS™ (“MaestroOS”), our proprietary software platform, which analyzes factors such as local power pricing, weather conditions, grid demand, and market signals to optimize operating performance and power consumption across our operating assets.

Our business model is intended to enhance the monetization of renewable generation assets while supporting scalable digital infrastructure growth. We work with renewable energy developers and power partners to access low-cost or otherwise constrained energy resources. Our data centers operate on a behind-the-meter basis, enabling them to draw electricity directly from the co-located renewable power plant and from the grid through the plant’s existing interconnection and substation infrastructure. By accessing both sources of power, our facilities are able to meet their energy needs while maintaining operating flexibility. In certain markets, our facilities also participate in demand response programs that support grid reliability.

A key element of our strategy is the colocation of data centers directly with renewable generation assets. By building behind the meter at renewable generation sites, we are able to access both on-site generation and existing grid interconnection infrastructure, which we believe can improve power economics and accelerate development timelines.

With a repeatable development approach and an expanding pipeline of projects, we are seeking to scale a differentiated digital infrastructure platform that supports renewable power utilization, flexible computing capacity, and long-term value creation.

We operate across multiple business lines and currently or plan to generate revenue from four primary sources:

Bitcoin Mining Business – We mine Bitcoin through proprietary operations and joint ventures at our data centers.

Bitcoin Hosting Business – We provide hosting and colocation services to third-party Bitcoin mining customers at our modular data centers.

HPC Business – Through Soluna HPC, Inc., we are developing AI-ready data center leasing and hosting capabilities for AI and HPC workloads, beginning with Project Kati 2, which is being engineered for more than 300 MW of capacity in partnership with Metrobloks, LLC ("Metrobloks").

Demand Response Business – We leverage our data center infrastructure to provide demand response services to grid operators and utilities.

In 2025, our execution strategy was centered around four key initiatives:

Project Optimization – Enhancing the profitability, operating efficiency, and customer mix of our operating data centers, while improving customer satisfaction.

Pipeline Expansion – Increasing the number of curtailment assessments completed with power partners, advancing additional projects toward shovel-ready status, and executing further project term sheets.

Launch HPC – Advancing our entry into the AI and HPC market through project development activities, customer engagement, and strategic infrastructure partnerships.

Capital Formation – Pursuing financing opportunities to support key growth initiatives, including Project Dorothy 2 (“D2”) and Project Kati.

Lines of Business
Bitcoin Hosting Business
We provide colocation and hosting services to third-party Bitcoin mining customers at our data centers. Customers typically contract for capacity based on their power requirements. Our customer base includes several large-scale Bitcoin mining operators. Contracts generally range from 12 to 24 months in duration.

We offer three primary commercial structures:

•Fixed-Fee Model – Customers pay a fixed fee based on energy consumed.

•Profit-Share Model – Customers pay a share of the profits from their mining activity, with power costs generally passed through.

•Fixed-Fee Service Agreement Model – Customers pay a fixed fee for managed Bitcoin mining capacity and hashrate over the term of the service agreement.

In 2025 and 2024, our Bitcoin Hosting Business accounted for approximately 57% and 50% of total revenue, respectively. Revenue in this business has been concentrated among a limited number of customers. In 2025, two customers accounted for 59% of hosting revenue and 34% of total revenue. In 2024, one customer accounted for 56% of hosting revenue and 28% of total revenue. That customer terminated its agreement during the fourth quarter of 2024. As of March 2025, we had replaced 100% of the lost hosting capacity with minimal operational disruption.

Bitcoin Mining Business
We engage in proprietary Bitcoin mining, a process that validates transactions and secures the Bitcoin blockchain. This process uses specialized computing equipment to solve complex cryptographic algorithms. Miners compete to solve these algorithms, and the first to do so is awarded a predetermined number of newly issued Bitcoins (the “Block Reward”), together with the transaction fees associated with that block.

We participate in one or more mining pools, which are collaborative networks of miners that combine computing power to improve the probability of earning rewards. Block Rewards earned by the pool are distributed among participants based on each participant’s proportional contribution. We believe this model reduces revenue volatility as compared to operating on a solo mining basis.

Mining operations are energy-intensive and require significant computational resources. We operate data centers using both proprietary and third-party hardware and software. MaestroOS is used to optimize performance, manage power consumption, and improve operating efficiency.

Revenue from Bitcoin mining consists of Block Rewards and transaction fees and is recognized upon receipt in accordance with applicable accounting guidance. Upon receipt, digital assets are promptly converted into U.S. dollars through the Coinbase cryptocurrency exchange.

Mining profitability is affected by several factors, including the market price of Bitcoin, global network hash rate, mining difficulty, electricity and infrastructure costs, and mining pool fees. In addition, Bitcoin undergoes a periodic halving event, approximately every four years, that reduces the Block Reward and may adversely affect future revenue. For the years ended December 31, 2025 and 2024, our Bitcoin Mining Business represented approximately 38% and 45% of total revenue, respectively.

High Performance Computing Business

Our HPC business is being developed through Soluna HPC, Inc. and is focused on data center leasing and hosting solutions for AI and other HPC workloads, with an initial target customer base of Hyperscalers and Neoclouds, and enterprise customers over time.

Unlike our Bitcoin mining and hosting operations, which use a modular data center design, our HPC business is based on an AI-ready data center design intended to support higher-density compute environments and the infrastructure requirements of AI and HPC customers.

We are currently advancing infrastructure projects intended to support AI and HPC workloads. These activities include site and feasibility studies, power and land procurement, engineering and design work, customer engagement, and evaluation of potential financing and partnership structures.

Our first planned large-scale HPC development is Project Kati 2, which is being engineered for more than 300 MW of capacity in partnership with Metrobloks. We expect Project Kati 2 to serve as the initial platform for Soluna HPC, Inc.’s leasing and hosting business. We are also advancing additional projects from our development pipeline that are in various stages of evaluation, engineering, and development.

In March 2025, we terminated our prior agreement with Hewlett Packard Enterprise Company (“HPE”), which had supported our earlier GPU-as-a-Service offering. Following that termination, we refocused our HPC strategy on the development of dedicated data center infrastructure for third-party leasing and hosting.

Demand Response Business

We provide demand response services to grid operators and utilities by using our data centers as dispatchable energy resources. In certain markets in which we operate, our data centers participate in ancillary services and other demand response programs that support grid reliability.

Under these programs, we commit to reduce a facility’s power consumption to a predetermined level when called upon by the grid operator. In return, we receive compensation for maintaining this dispatch capability, provided we satisfy applicable performance requirements. These requirements typically include minimum uptime and availability thresholds during a measurement period, which is often monthly.

For the years ended December 31, 2025 and 2024, our Demand Response Business represented approximately 4% and 6% of total revenue, respectively.

Operations and Project Pipeline
As of December 31, 2025, we operate approximately 123 MW of capacity across two active sites located in Murray, Kentucky and Silverton, Texas. An additional 83 MW is under construction and 100+ MW is in development at our Kati project site, and as of December 31, 2025, we had over 900 MW of facilities in advanced development or near shovel-ready status. In total, our project pipeline includes approximately 4.3 gigawatts (GW) of renewable energy-powered data center developments.

A summary of our pipeline, current and anticipated operating locations are as follows (as of December 31, 2025):

Project Name	Location	MW	Status	Line of Business	Power Source

Sophie	Murray, KY	25	Operating	Bitcoin Hosting	Grid / Hydro

Dorothy 1A	Silverton, TX	25	Operating	Bitcoin Hosting	Wind

Dorothy 1B	Silverton, TX	25	Operating	Bitcoin Mining	Wind

Dorothy 2	Silverton, TX	48	Operating	Bitcoin Hosting	Wind

Grace	Silverton, TX	2	Development	HPC	Wind

Kati 1	Willacy County, TX	83	In Construction	Bitcoin Hosting	Wind

Kati 2	Willacy County, TX	100+	Development	AI or HPC	Wind

Rosa	Snyder, TX	187	Development	Bitcoin Hosting / AI or HPC	Wind

Hedy	Cameron County, TX	120	Development	Bitcoin Hosting / AI or HPC	Wind

Ellen	Cameron County, TX	100	Development	Bitcoin Hosting / AI or HPC	Wind

Annie	Lamar, TX	74	Development	Bitcoin Hosting / AI or HPC	Solar

Fei	Childress County, TX	100	Development	Bitcoin Hosting / AI or HPC	Solar

Gladys	Nueces County, TX	150	Development	Bitcoin Hosting / AI or HPC	Wind
We manage our data center operations using MaestroOS. MaestroOS continuously monitors and analyzes a variety of real-time signals, including local electricity prices, weather conditions, Bitcoin market metrics, and grid demand signals, to optimize facility performance. In addition, MaestroOS is used to coordinate and execute our participation in demand response programs.
We finance the development and construction of our data centers through a combination of public equity offerings, debt instruments, and partnerships with project-level capital providers. As of December 31, 2025, we had four primary project-level financing partners:

•Spring Lane Capital (“SLC”) – a private venture capital firm with approximately $450 million in assets under management, focused on sustainability-oriented infrastructure. On May 3, 2022, SLC committed $35 million to finance Soluna’s Project Dorothy 1A (“D1A”). On July 22, 2024, SLC committed an additional $30 million to support the development of D2. On July 22, 2025, SLC committed $20.0 million for the first phase of the construction on Project Kati, subject to customary conditions.

•Navitas West Texas Investments SPV, LLC (“Navitas”) – an investment vehicle organized by Navitas Global, a private equity firm focused on sustainable Bitcoin mining. On May 9, 2023, we entered into a strategic partnership with Navitas to support mining operations at Project Dorothy 1B (“D1B”).

•Galaxy Digital, LLC (“Galaxy”) – a financial services and investment management innovator in the digital asset and blockchain technology sectors. On March 12, 2025, Soluna SW LLC (the “SW Borrower”), a Delaware limited liability company and subsidiary of Soluna SW Holdings LLC (“SW Holdings”, and together with the SW Borrower, the “SW Loan Parties”), entered into a five-year term loan facility in the principal amount of $5.0 million.

•Generate Capital (“Generate”) – a leading infrastructure investment firm. On September 12, 2025, we entered into an up to $100.0 million credit facility with Generate, and as of December 31, 2025, we had drawn approximately $17.0 million to fund refinancing and construction of active data center projects.

Project Dorothy
During 2023, we transitioned our flagship data center Project Dorothy from construction to operations. This data center is co-located with Briscoe Wind Farm (“Briscoe”), a 150 MW wind power generation facility in Silverton, Texas. The project comprises three phases: D1A (25 MW), and D1B (25 MW), and D2 (48 MW).
Project Dorothy is registered in one of the ERCOT’s Demand Response Services (“DRS”) programs. This designation positioned Project Dorothy as a contributor to grid flexibility and resilience in the Texas power market, while also enabling us to diversify our revenue streams.
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
Project Dorothy 1A
D1A is focused on Bitcoin Hosting for some of the industry’s hyperscale miners. For 2025, D1A completed all customer deployments and executed fleet upgrades across multiple hosting partners, driving measurable hashrate growth throughout the year.
D1A was constructed in partnership with SLC, a leading venture capital firm focused on sustainability solutions. SLC owns approximately 85% of the Class B Membership Units of D1A, while we own 15% of the Class B Membership Units of D1A and own 100% of the Class A Membership Units of D1A. After SLC achieves an 18% Internal Rate of Return hurdle, Soluna retains 50% of the profits on D1A.
Project Dorothy 1B
D1B is focused on proprietary Bitcoin Mining. D1B is co-owned by Navitas, which owns approximately 49% of D1B, while we own the remaining 51%. In 2025, fleet consolidation and reinvestment at D1B resulted in the deployment of 1,000 upgraded S19 XP miners, delivering hashrate gains and a strong competitive position heading into 2026.
Project Dorothy 2
Project Dorothy 2 is a 48 MW expansion of the Company’s Dorothy campus, which construction and commissioning were completed in 2025. The project was developed and energized in three phases (16 MW, 14 MW, and 18 MW), with initial commissioning beginning in the first quarter of 2025 and each phase brought online sequentially throughout the year, enabling customer deployments and revenue generation upon energization. By mid-August 2025, 32 MW was operational, with the remaining capacity commissioned in the fourth quarter. Construction was completed in November 2025, and the facility transitioned to full operations with all capacity deployed, operating at full capacity for the first full month in December 2025. Project Dorothy 2 is fully contracted with a mix of new and existing customers, including Blockware, Compass Mining, and a large-scale mining partner, and generates revenue through Bitcoin hosting and participation in demand response programs. D2 features a superior financial waterfall structure and enhanced management and development fees for Soluna compared to D1A, allowing us to benefit from improved income once the facility is operational.

Project Grace
Project Grace is a 2 MW project located at the D2 site focused on next generation data center designs for AI. It contemplates new direct liquid cooling technologies, proprietary building and power designs – called Helix. The Company is collaborating with Siemens, a leading technology company in electrification, automation and digitalization, to develop solutions addressing power demand fluctuations associated with AI workloads.
Project Sophie
Project Sophie is a 25 MW data center, based in Murray, Kentucky connected to the grid (“Sophie”). The project has a Power Purchase Agreement (“PPA”) that requires the curtailment of the site during certain hours of the day to help balance the Kentucky grid. We own 100% of the facility, which was completed in 2021.
Sophie is focused on Bitcoin Hosting of multiple large customers. The data center generates revenue via a combination of fixed services fees and profit share, while energy cost is passed through. During 2025, Sophie completed three consecutive expansion agreements with long-standing hyperscale mining customers, reflecting sustained demand and high satisfaction with our hosting customers. In addition, Sophie closed a new 3.3 MW partnership with KULR Technology Group in October 2025, diversifying the customer base and expanding the site's renewable-powered computing footprint.
Project Kati 1

Project Kati 1 is the first phase of the Company’s data center campus under development in Willacy County, Texas, co-located with a 272.6 MW wind farm. Project Kati 1 comprises 83 MW dedicated to Bitcoin hosting. Construction began on September 18, 2025, and on July 22, 2025, the Company finalized a contribution agreement with Spring Lane Capital for the initial 35 MW of capacity, with initial energization expected in the first half of 2026. Galaxy Digital has been secured as the initial customer for the project.

Project Kati 2

Project Kati 2 is the second phase of development at the Company’s Kati site in Willacy County, Texas, and is focused on supporting AI and high-performance computing workloads. The project is being advanced through a joint venture with Metrobloks to develop an initial phase of 100 MW+ of AI and HPC capacity, with the potential to expand to a larger multi-hundred-megawatt deployment. The campus is designed to leverage behind-the-meter integration with renewable energy and support customers requiring large-scale, high-density compute infrastructure with accelerated time to power.

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

Project Annie

We have signed a term sheet for power for Project Annie, a new 74 MW data center which will be co-located with a 114 MW solar farm in Northeast Texas. The solar farm is owned by a new power partner–a leader in renewable energy and sustainable infrastructure both in the U.S. and internationally.

Project Fei

We have signed a term sheet for power for Project Fei, a 100 MW data center in development which will be co-located with a 240 MW utility-scale solar farm, Soluna’s second solar-based project to date. Being developed in partnership with a global leader in energy infrastructure investment, Project Fei will convert underutilized solar energy into clean, high-performance computing power. The project is currently advancing through land acquisition, power contract negotiation, and ERCOT interconnection planning.

Project Gladys

We have signed a term sheet for power for Project Gladys, a 150 MW facility in development which will be co-located with a 226 MW wind farm and developed in partnership with a prominent U.S.-based independent power producer managing over $40 billion in assets and more than 80 energy facilities nationwide. The project is currently advancing through land acquisition, power contract negotiation, and ERCOT interconnection planning.

Our Growth Strategy
Our growth strategy is focused on expanding our pipeline of renewable energy-powered data center projects and accelerating their development through joint ventures, co-ownership structures, and other strategic partnerships. Over time, we intend to increase our ownership stake in these projects to enhance long-term value.
Our renewable energy project pipeline—currently estimated at over 4.3 gigawatts (GW)—represents our most valuable strategic asset. We believe this pipeline has the potential to support the development of over 300 MW of new digital infrastructure annually over the next six to eight years.
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
In 2026, we are focused on advancing the following key initiatives:
•Grow Pipeline: Expand Soluna’s Renewable Computing(™) pipeline by advancing projects in our 4.3 GW+ power pipeline to shovel-ready status and securing behind-the-meter access to curtailed energy resources. Enable scalable capacity with accelerated speed to power.

•Develop AI: Advance Project Kati 2 with Metrobloks to shovel-ready and tenant-ready. Build a pipeline of AI-ready campuses designed for rapid deployment from the 4.3GW+ pipeline through joint ventures.

•Optimize Projects: Energize Project Kati 1. Enhance profitability across operating data centers through higher uptime, operational efficiency, and disciplined cost management, thereby strengthening long-term asset value and improving overall customer satisfaction.

•Capital Formation: Executing a disciplined capital strategy to fund pipeline growth, AI data center development, and construction. Leveraging project-level financing and strategic capital partnerships to scale data center development while maintaining balance sheet flexibility.

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
Our emerging HPC Business competes with leading data center firms such as Applied Digital, Digital Realty, NeoCloud companies such as Crusoe, CoreWeave, Lambda, FluidStack and Nebius. While some of these companies are much larger than we are today, we believe our competitive advantage lies in our ability to source renewable energy for the growth of this business faster and at better costs than our competitors.
Our Bitcoin Hosting Business competes with a large number of other hosting operators. We compete with public and private companies including: BitFuFu, Canaan, Cango, Blockstream, Blockware (who we have a dual relationship with), Foundry, Compass Mining (who we have a dual relationship with), Hut 8, Bitdeer, and Core Scientific. Our success in our hosting operations depends on our ability high quality data center facilities, best-in-class services, and industry leading power prices.
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
As of the date of this Annual Report, Soluna has two issued US patents, three pending US patent applications with the U.S. Patent and Trademark Office, and four pending non-US patent applications. The non-US jurisdictions include Australia, Canada, China, European Patent Office ("EPO"), and Japan. Among other things, concepts in these patents/patent applications generally relate to modular architecture, cooling technology, data center control, simulation, variable power consumption and local co-optimization of power generation supply with demand. Specifically, the two issued patents

(US11,974,415 and US12,250,794) focus on the layout of modular data center buildings on a site, which is crucial for thermal efficiency.

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
Environmental
Data centers, including those used for Bitcoin mining and AI workloads, are receiving increasing scrutiny regarding energy usage, carbon intensity, water consumption, land use and grid impacts. We seek to mitigate these concerns by colocating flexible computing loads with renewable energy resources and designing our facilities to use power and water more efficiently. However, the environmental benefits of our model may vary over time and depend on factors outside our control, including renewable resource availability, curtailment patterns, grid conditions, operating patterns and third-party assumptions and methodologies.
We may also face changing environmental laws, permitting requirements, water-use restrictions, emissions standards, climate-related disclosure obligations and other regulatory requirements that could increase costs, delay projects, require additional capital expenditures or limit operations. In addition, extreme weather, drought, heat, flooding and other climate-related events could reduce power availability, impair cooling efficiency, limit water access or disrupt our facilities. As AI and other high-density computing workloads expand, concerns over energy and water use may intensify, which could lead to additional public scrutiny, adverse publicity, permit challenges or operating restrictions. If we are unable to manage these risks effectively, our business, financial condition and results of operations could be materially adversely affected.

Existing or Potential Governmental Regulations
Cryptocurrency mining and related large-load computing activities are subject to an evolving regulatory framework at both the federal and state levels. Although the United States has not adopted a comprehensive federal statute governing cryptocurrency mining, federal and state agencies, grid operators, and policymakers have increased their focus on digital assets, electricity consumption, grid reliability, interconnection, environmental impacts, and related infrastructure planning. As a result, the regulatory environment applicable to our business is becoming more active and, in some respects, more prescriptive. The impact of future legislation, rulemaking, market rules, or enforcement actions on our operations remains uncertain and may vary by jurisdiction.
A substantial portion of our operations, including our Project Dorothy facilities, are located in Texas, which has historically maintained a comparatively favorable environment for digital asset mining and other large flexible loads. At the same time, Texas has increased its oversight of these facilities. In particular, Texas law and Public Utility Commission of Texas (“PUCT”) rules now require certain virtual currency mining facilities in the ERCOT region that receive retail electric service and meet specified large-load and interruptibility thresholds to register with the PUCT. Existing facilities subject to the rule were required to register by February 1, 2025, and new facilities generally must register promptly after beginning service. In addition, ERCOT and the PUCT continued during 2025 and early 2026 to evaluate and refine interconnection processes for large loads, including potential batch-study frameworks and related rule revisions intended to address study efficiency, transparency, cost allocation, and system reliability. These processes may affect the timing, cost, operating flexibility, or energization of existing and future projects, and we may experience delays or additional compliance burdens as those requirements evolve.

At the federal level, policy developments in 2025 generally reflected a more supportive posture toward digital assets and domestic infrastructure buildout, but they also signaled the potential for increased oversight. In January 2025, President Trump issued an executive order directing a federal working group to recommend a regulatory framework for digital assets. In March 2025, the President issued an executive order establishing a Strategic Bitcoin Reserve and a United States Digital Asset Stockpile. In July 2025, the White House released the working group’s report on digital financial technology. During the same period, the federal government also increased its focus on electricity demand growth and infrastructure associated with large computing loads. For example, FERC in February 2025 initiated proceedings addressing colocation arrangements involving large loads such as AI-enabled data centers, and later opened a rulemaking process addressing the interconnection of large loads to the interstate transmission system, including questions regarding upgrade costs, reliability standards, and treatment of pending requests. Separately, the White House and the Department of Energy launched initiatives in 2025 aimed at accelerating permitting and power infrastructure needed to support AI-related demand growth. While many of these developments may benefit large-scale computing infrastructure, they could also result in new requirements, changed cost-allocation rules, expanded reporting obligations, or longer development timelines.

Although recent federal policy signals have generally been constructive for digital assets and large-scale computing infrastructure, the long-term regulatory trajectory remains uncertain. Other jurisdictions have taken or may take a more restrictive approach. For example, New York has continued to examine the environmental impacts of proof-of-work mining following its prior restrictions on certain fossil-fuel-based mining activity. We do not operate in New York, but similar legislation, permitting restrictions, environmental review requirements, grid-related rules, or market reforms in Texas or other jurisdictions could materially increase our costs, limit our operating flexibility, delay development, or otherwise adversely affect our business, financial condition, and results of operations. We continue to monitor legislative, regulatory, and market-rule developments at the federal, state, and ERCOT levels. For additional information on regulatory risks, see the section titled “Risk Factors” in this Annual Report.

Human Capital Resources
As of December 31, 2025, we had fifty-five (55) employees, including fifty-one (51) full-time employees, one (1) part-time employee, and three (3) full-time consultants. Of these employees, thirteen were in finance, twenty-six in operations, two in marketing, two in corporate development, six in information technology and engineering, two in human capital, two in power, and two executives. The operations personnel include both individuals directly involved in the strategy of our data centers as well as data center maintenance and supervisory roles. Certain positions within our organization require industry-specific technical knowledge. We have been successful in attracting and retaining qualified technical personnel for these positions.

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
Summary Risk Factors
•Our recurring losses from operations will require additional capital to support our business and objectives and grow our business.
•We have a limited operating history, and we may not recognize operating income in the future.
•We have financed our strategic growth primarily by issuing new shares of our common stock in public offerings and the issuance of debt, and plan to raise additional capital through similar offerings in the future, and our inability to do so on favorable terms may adversely affect our operations and the market price of our securities.
•If we cannot achieve or maintain profitability, stockholders could lose all or part of their investment.
•Our level of existing debt may negatively impact our liquidity, restrict our operations and ability to respond to business opportunities, and increase our vulnerability to adverse economic and industry conditions.
•We may be unable to meet our remaining obligations under the terminated HPE Agreement (as defined below) which could lead to a default under that agreement.
•Joint ventures, joint ownership and strategic partner arrangements and other projects pose unique challenges, and we may not be able to fully implement or realize synergies, expected returns or other anticipated benefits associated with such projects.
•We may not be able to timely complete our future strategic growth initiatives or within our anticipated costs estimates, if at all.
•Our business plan is heavily dependent upon acquisitions and strategic alliances and our ability to identify, acquire or ally on appropriate terms, and successfully integrate and manage any acquired companies or alliances will impact our financial condition and operating results.
•We are subject to risks associated with our need for significant electrical power.
•Global economic and geopolitical events, policies and conflicts may adversely affect our business, financial condition and results of operations.
•We may not be able to continue to develop our technology and keep pace with technological developments, or otherwise compete with other companies, many of which have greater resources and experience.
•If we fail to effectively manage our growth, our business, financial condition, and results of operations could be harmed.
•Our new services and changes to existing services could fail to attract or retain users or generate revenue and profits, or otherwise adversely affect our business.
•We have concentrated our operations and, thus, are particularly exposed to changes in the regulatory environment, market conditions and natural disasters in the state of Texas where our data centers are located.

•Our success depends on external factors affecting the Bitcoin industry.
•Our profitability depends in-part on Bitcoin prices and the stability of Digital Asset markets, which are highly volatile and largely unregulated.
•Regulatory changes or actions may alter the nature of an investment in us or restrict the use of cryptocurrencies in a manner that adversely affects our business, prospects, or operations.
•Security breaches and irreversible transactions could result in the loss of our cryptocurrencies.
•Uncertainty around the adoption, use, and global demand for cryptocurrencies could adversely affect our business.
•Because most of our and our hosted customers’ miners are designed specifically to mine Bitcoin and may not be readily adaptable to mining other cryptocurrencies, a sustained decline in Bitcoin’s value could adversely affect our business and results of operations.
•Our data center business could be harmed by prolonged power outages, power and fuel shortages, capacity constraints and increases in power costs.
•Our reliance on a third-party pool service provider for our mining revenue payouts may have a negative impact on our operations. The same may be true in the case of our hosted customers.
•Declining block rewards, reliance on transaction fees, and network forks could adversely affect our mining operations.
•Climate change and evolving regulations could adversely impact our business.
•We may be affected by price fluctuations in the wholesale and retail power markets.
•The development and acceptance of competing blockchain platforms or technologies may cause consumers to use alternative distributed ledgers or other alternatives.
•We may be unable to secure, develop, finance, construct, commission and operate HPC and AI data center projects on the timetable or economics we expect.
•Our HPC and AI data center business is subject to rapid changes in customer requirements, technology standards and infrastructure design, which may increase costs, delay development or make our facilities less competitive.
•We may be unable to procure, install or integrate specialized equipment required for HPC and AI workloads, including electrical, cooling, networking and other long-lead-time components, on acceptable terms or at all.
•Tariffs, trade restrictions, import duties, export controls and other changes in trade policy may increase our capital costs, disrupt our supply chain and adversely affect the development and operation of our data centers..
•Our business has and is expected to continue to have significant customer concentration.
•Failure to attract, grow and retain a diverse and balanced customer base, including key magnet customers, could harm our business and operating results.
•We are heavily dependent on our senior management, and a loss of a member of our senior management team could cause the market prices of our securities to suffer.
•We depend upon third-party suppliers for power, and we are vulnerable to service failures and price increases by such suppliers and to volatility in the supply and price of power in the open market.
•Our business model depends upon the demand for data centers.
•Insiders continue to have substantial control over the Company.
•We are subject to complex environmental, health and safety laws and regulations that may expose us to significant liabilities for penalties, damages or costs of remediation or compliance.
•Provisions in our Articles (as defined below), our Bylaws (as defined below), and Nevada law may discourage a takeover attempt even if a takeover might be beneficial to our stockholders.
•If we are unable to protect our information systems against service interruption or failure, misappropriation of data or breaches of security, our operations could be disrupted, we could be subject to costly government enforcement actions and private litigation and our reputation may be damaged.
•We incur significant costs as a result of operating as a public company.
•We may become involved in litigation arising in the ordinary course of our business that may materially adversely affect us.
•The market price of our securities is likely to be volatile, which may cause investment losses for our shareholders.
•Because there has been limited precedent set for financial accounting of Bitcoin and other cryptocurrency assets, the determination that we have made for how to account for cryptocurrency assets transactions may be subject to change.
•If we are not able to comply with the applicable continued listing requirements or standards of Nasdaq, Nasdaq could delist our common stock or Series A Preferred Stock or broker-dealers may be discouraged from effecting transactions in shares of our securities.
•Substantial blocks of our common stock may be sold into the market as a result of our being party to the SEPA (as defined below) and you may experience immediate and substantial dilution in the net tangible book value per share of our common stock.

•It is not possible to predict the actual number of shares we will sell under the SEPA, or the actual gross proceeds resulting from those sales.

Risks Relating to the Company and its Growth Strategy
Our recurring losses from operations will require additional capital to support our business and objectives and grow our business.
We have incurred recurring losses since inception and, as of December 31, 2025, had an accumulated deficit of approximately $367.7 million. We anticipate operating losses to continue for the foreseeable future as we grow our business, and it is possible we will never achieve profitability.
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
On June 20, 2024, we issued a $12.5 million secured promissory note, with approximately $7.8 million of principal outstanding as of December 31, 2025. This note, along with accrued interest, is due on June 20, 2027.
On March 12, 2025, Soluna SW, LLC, a subsidiary of Soluna Digital, Inc. (“SSW”), entered into a $5 million term loan with Galaxy Digital LLC under a loan agreement that matures on March 12, 2030, with approximately $4.6 million of principal outstanding as of December 31, 2025.
On September 12, 2025, we caused our subsidiaries, Soluna DVSL ComputeCo, LLC , Soluna DVSL II ComputeCo, LLC, and Soluna KK I ComputeCo, LLC (collectively, the “Borrowers”) to enter into a Credit and Guaranty Agreement (the “Credit Agreement”) with Generate Lending, LLC, as administrative agent and collateral agent (the “Agent”), and Generate Strategic Credit Master Fund I-A, L.P. (the “Lender”). The Credit Agreement provides for senior secured term loan commitments in an aggregate principal amount of up to $35.5 million, comprised of (i) Tranche A-1 ($5.5 million), (ii) Tranche A-3 ($11.5 million), and (iii) Tranche B ($18.5 million). In addition, the Credit Agreement permits the Borrowers to request one or more Additional Tranche Loan Commitments (as defined in the Credit Agreement), in the aggregate amount of up to $64.5 million, subject to the approval of the Lender and the Agent, for project-level financing of eligible projects. As of December 31, 2025, we have drawn $17.0 million and have approximately $16.2 million in principal outstanding.

Our current level of debt could limit our flexibility and pose risks to our business. It may:
•Restrict our ability to raise new financing or make strategic investments;
•Require significant cash flows to cover interest and principal payments;
•Impose covenants that limit our ability to pay dividends, repurchase shares, make acquisitions, incur additional debt, or create liens;
•Make us more vulnerable to downturns or limit our ability to pursue growth opportunities.
Our ability to manage our debt depends on our financial performance, which is subject to business and market conditions. If we fail to meet our debt obligations or violate covenants, lenders could declare defaults and accelerate repayment. This could trigger defaults on other obligations and, in the case of secured debt, lead to foreclosure on our assets. As of December 31, 2025, the Borrowers were not in compliance with the minimum Forward Contracted Debt Service Coverage Ratio covenant under the Credit Agreement. On March 26, 2026, the Agent provided a limited waiver of this covenant. There is no guarantee that we will be granted waivers in the future if we fail to meet our debt obligations or violate covenants.

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
Soluna AL CloudCo, LLC, a wholly owned subsidiary of Soluna Cloud, Inc. may be unable to meet its remaining obligations under the terminated HPE Agreement which could lead to a default under that agreement.
On March 24, 2025, Soluna AL CloudCo, LLC. notified Hewlett Packard Enterprise Company ("HPE") of its termination of the HPC & AI Cloud Services Agreement and HPE-Soluna Greenlake Statement of Work, dated June 18, 2024, entered into between Soluna AL CloudCo, LLC, a subsidiary of Soluna Cloud, Inc. (“CloudCo”), and HPE (together with the associated Statement of Work, the “HPE Agreement”). Under the HPE Agreement, we agreed to pay HPE an aggregate of $34 million payable over 36 months beginning June 2024, with $10.3 million pre-paid in June 2024 at contract execution and monthly payments of $667 thousand due until June 2027.

In accordance with the terms of the HPE Agreement, upon our notice of termination for convenience, the obligations under the HPE Agreement accelerated and the remaining payments of $19.3 million became immediately due and payable, including all upfront payments and monthly charges, plus any fees incurred for the terminated Services (as defined in the HPE Agreement). Due to the termination of the HPE Agreement, prepaid assets and other long-term assets were reduced by approximately $8.6 million, increased termination liability by approximately $20.0 million and recorded a loss on contract of approximately $28.6 million for the year ended December 31, 2024 to account for the termination and our contractual payments.
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
On December 3, 2025, the Company was contacted by and provided information to a third party collection agent in connection with the HPE claim. The agency contacted the Company on January 15, 2026 to inform the Company that its engagement had been terminated. As of December 31, 2025, no formal legal proceedings have commenced, and the outstanding contract liability was approximately $19.3 million.
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
From time to time, and as we expand our operations into the cloud and HPC/AI hosting business, we may be involved in strategic joint ventures and other joint ownership and strategic partnership arrangements. As of December 31, 2025, we had four primary project-level capital partners: SLC (equity), Navitas (equity), Galaxy (debt) and Generate (debt). We may not always be in complete alignment with our joint venture, joint owner or strategic partner counterparties; we may have differing strategic or commercial objectives and may be outvoted by our joint venture or other strategic partners, or we may disagree on governance matters with respect to the joint venture entity or the jointly owned assets. As a result, when we enter into joint ventures, joint ownership, and strategic partnership arrangements, we may be subject to a number of risks. In some joint ventures and joint ownership arrangements we may not be responsible for the operation of projects and will rely on our joint venture. joint owner or strategic partner counterparties for such services. Joint ventures, joint ownership and strategic partnership arrangements may also require us to expend additional internal resources that could otherwise be directed to other projects. If we are unable to successfully execute and manage our existing and any proposed joint venture and joint owner arrangements, it could adversely impact our financial and operating results. Our inability to successfully execute and manage our joint venture/joint owner/strategic partner arrangements could also significantly impact our expansion strategy as we are heavily dependent on these arrangements to finance the expansion of our operations.

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
Even when successful, acquisitions and partnerships carry significant risks, including:
•Failure to realize expected benefits or synergies;
•Challenges integrating operations, systems, personnel, or cultures;
•Disruption to ongoing operations and diversion of management time;
•Loss of key employees, customers, or partners;
•Incompatibility of business practices or internal controls;
•Financial risks, including write-offs, increased expenses, or underperformance;
•Entry into unfamiliar markets with greater competition;
•Potential liabilities or unforeseen costs; and
•Negative impacts on our financial results, including accounting and tax implications.
We may finance future deals by issuing equity or convertible debt, which could dilute existing stockholders or increase leverage.
Our strategic relationships, including those with SLC, Navitas, Galaxy and Generate or any future partnerships, must be well-managed to avoid harming our operations or results. There is no guarantee that any acquisition or alliance will achieve its intended goals or deliver the expected return, and differences in cost structures could cause fluctuations in our financial performance.

We are subject to risks associated with our need for significant electrical power.
Our operations currently require significant amounts of electrical power, and we anticipate our demand for electrical power will continue to grow as we continue to expand our mining fleet, and as we expand our business to implement our strategy to move into the cloud service business and HPC/AI hosting business. The fluctuating price of electricity required for our operations and to power our expansion may inhibit our profitability. If we are unable to continue to obtain sufficient electrical power on a cost-effective basis, we may not realize the anticipated benefits of our significant capital investments.
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
We currently operate data centers in Texas, which generated the majority of our revenue in both 2024 and 2025. Our growth plans also focus on new projects in Texas, making our business highly dependent on the state’s regulatory environment, market conditions, and exposure to weather events or natural disasters.
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
While more regulated and transparent exchanges have emerged, the Bitcoin market remains relatively new and less regulated than traditional financial markets. Some trading platforms may be more prone to technical issues, fraud, or unethical practices such as:
•Wash trading (creating artificial trading volume),
•Front-running (using early access to trade information for unfair advantage), and
•Lack of transparency in ownership, governance, and compliance.
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

Digital asset exchanges—where Bitcoin and other cryptocurrencies are traded—are relatively new and largely unregulated. Many lack transparency in ownership, management, and compliance practices. This has led to market instability, particularly when major exchanges have collapsed, faced hacking incidents, or become subject to regulatory investigations. Notable examples include the collapse of FTX and scrutiny of Binance, which contributed to sharp price declines and increased negative publicity across the cryptocurrency industry. The price of Bitcoin has experienced substantial historical volatility, including its recent decline beginning in October 2025, and may continue to fluctuate widely due to a variety of factors, including the actions of malicious or manipulative actors, perceived or actual scarcity, political or economic developments, regulatory changes, and market speculation that may contribute to “bubble”-type price dynamics.
A lack of trust in digital asset exchanges or their closure—whether due to fraud, government action, or business failure—can further undermine public confidence in Bitcoin, increase market volatility, and negatively impact our business. These risks may continue to evolve in ways we cannot fully anticipate.
In addition, Bitcoin has a fixed supply of 21 million coins, with about 20.0 million already mined as of December 31, 2025. As block rewards decline through scheduled “halvings” and eventually phase out, our revenue from mining will increasingly rely on transaction fees. While these fees have grown, there is no guarantee they will be sufficient to support profitability in the long term.
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
In the U.S., regulatory momentum has increased. In January 2025, President Trump issued an executive order to create a federal framework for digital assets, and Congress has formed bipartisan working groups to pursue legislation on the topic. Discussions have included creating a national digital asset reserve that could include Bitcoin, and multiple states have proposed similar reserves. Additionally, in March 2025, the U.S. established the U.S. Bitcoin Strategic Reserve, which is reported to hold the largest Bitcoin reserve in the world, and at least twelve states have introduced legislation to create strategic Bitcoin reserves. Notably, in June 2025, the Governor of the State of Texas signed into law the Texas Strategic Bitcoin Reserve and Investment Act, making Texas the first state to formally establish such a reserve. In January 2026, new legislation was filed in Texas to expand the reserve's scope to include other major digital assets. While these developments may ultimately bring more clarity, their outcomes remain uncertain.
Past actions have shown that regulation can also become more restrictive. For example:
•In November 2022, New York banned new fossil fuel permits for proof-of-work mining.
•In January 2024, the SEC approved spot Bitcoin ETFs, leading to increased institutional adoption.
•In February 2024, the EIA launched, then suspended, a survey to monitor electricity use in crypto mining. The long-term regulatory impact of that effort remains unclear.
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
The Office of Foreign Assets Control (“OFAC”) of the U.S. Department of Treasury requires us to comply with its sanction program and not conduct business with persons named on its SDN list. However, because of the pseudonymous nature of blockchain transactions we may inadvertently and without our knowledge engage in transactions with persons named on OFAC’s SDN list. Our policy prohibits any transactions with such SDN individuals, but we may not be adequately capable of determining the ultimate identity of the individual with whom we transact with respect to selling cryptocurrency assets. We are unable to predict the nature or extent of new and proposed legislation and regulation affecting the cryptocurrency industry, or the potential impact of the use of cryptocurrencies by SDN or other blocked or sanctioned persons, which could have material adverse effects on our business and our industry more broadly. Further, we may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties as a result of any regulatory enforcement actions, all of which could harm our reputation and affect the value of our securities.
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
Our properties are subject to a variety of risks relating to physical condition and operation, including:
•the presence of construction or repair defects or other structural or building damage;
•any noncompliance with or liabilities under applicable environmental, health or safety regulations or requirements or building permit requirements; and
•any damage resulting from natural disasters, such as hurricanes, earthquakes, fires, floods, and windstorms.
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
If the aggregate computing power or hash rate on the Bitcoin network increases significantly, for proprietary Bitcoin mining, we may incur elevated capital expenses to maintain and upgrade our mining fleet in order to maintain market share.
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
While the majority of our power and hosting arrangements contain fixed power prices, some also contain certain price adjustment mechanisms in case of certain events. Furthermore, a portion of our power and hosting arrangements includes merchant power prices, or power prices reflecting market movements. Market prices for power, generation capacity and ancillary services are unpredictable. Over the past year, the market prices for power have generally been increasing, driven in part by the price increases in various commodities, including natural gas. Depending upon the effectiveness of any price risk management activity undertaken by us, an increase in market prices for power, generation capacity, and ancillary services may adversely affect our business, prospects, financial condition, and operating results. Long- and short-term power prices may fluctuate substantially due to a variety of factors outside of our control, including, but not limited to:
•increases and decreases in generation capacity;
•changes in power transmission or fuel transportation capacity constraints or inefficiencies;
•volatile weather conditions, particularly unusually hot or mild summers or unusually cold or warm winters;
•technological shifts resulting in changes in the demand for power or in patterns of power usage, including the potential development of demand-side management tools, expansion and technological advancements in power storage capability and the development of new fuels or new technologies for the production or storage of power;
•federal and state power, market and environmental regulation and legislation; and
•changes in capacity prices and capacity markets.
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
Risks Related to our HPC/AI Business
We may be unable to secure, develop, finance, construct, commission and operate HPC and AI data center projects on the timetable or economics we expect.

Our strategy includes the development and operation of data centers for high performance computing (“HPC”), artificial intelligence (“AI”) and other advanced compute workloads. These projects are capital-intensive, technically complex and depend on the successful coordination of site control, permitting, power availability, design, procurement, customer contracting, financing, construction, commissioning and operations. Each stage involves substantial uncertainty and may be affected by factors outside our control, including regulatory approvals, market conditions, customer timing, contractor performance, supply chain disruptions, labor availability and the cost and availability of capital. Delays, cost overruns or operating shortfalls could increase our capital needs, defer revenue, reduce expected returns or cause us to abandon projects. If we are unable to execute these projects on the timetable or economics we expect, our business, financial condition and results of operations could be materially adversely affected.

Our HPC and AI data center business is subject to rapid changes in customer requirements, technology standards and infrastructure design, which may increase costs, delay development or make our facilities less competitive.

The markets for HPC and AI infrastructure are evolving rapidly. Customer requirements may change quickly with respect to power density, cooling architecture, rack design, network configuration, resiliency standards, security and deployment timelines. Advances in semiconductors, systems architecture, model efficiency and data center design may also change the infrastructure needed to support these workloads. As a result, facilities designed based on current assumptions may require redesign, retrofitting or additional capital to remain commercially attractive. If we do not anticipate and respond to these changes in a timely and cost-effective manner, our development timelines may be extended, our costs may increase and our facilities may become less competitive.

We may be unable to procure, install or integrate specialized equipment required for HPC and AI workloads, including electrical, cooling, networking and other long-lead-time components, on acceptable terms or at all.

The development and operation of HPC and AI data centers depend on the timely availability of specialized equipment and materials, including transformers, switchgear, generators, cooling systems, liquid cooling components, network equipment, fiber infrastructure, control systems and other critical components. Many of these items have long lead times, are available from a limited number of suppliers or are subject to allocation, pricing pressure, transportation constraints or import-related disruptions. Even when equipment is available, installation and integration may be delayed by design changes, contractor performance, site conditions, commissioning issues or interoperability challenges. Failure to procure, install or integrate this equipment on schedule and on acceptable terms could delay project completion, increase costs, limit capacity, impair performance or reduce profitability.

Tariffs, trade restrictions, import duties, export controls and other changes in trade policy may increase our capital costs, disrupt our supply chain and adversely affect the development and operation of our data centers.

Our business depends on equipment, materials and components that may be sourced, directly or indirectly, from foreign manufacturers or suppliers, including electrical equipment, cooling systems, generators, transformers, switchgear, networking equipment, semiconductors, servers and other specialized infrastructure. Changes in tariffs, import duties, trade restrictions, export controls, sanctions, customs rules or other trade policies may increase the cost of these items, reduce availability, lengthen delivery times or otherwise disrupt our supply chain. These measures may also increase our suppliers’ and contractors’ costs and create broader market uncertainty that delays customer decisions or infrastructure investment. If we cannot mitigate these impacts through pricing, sourcing alternatives or contractual protections, our capital expenditures, operating costs, development timelines and project economics could be materially adversely affected.

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
As of December 31, 2025, the Company’s directors and executive officers held the current right to vote approximately 23% of the Company’s outstanding voting stock. In addition, the Company’s directors and executive officers have the right to acquire additional shares of our common stock by exercising their equity awards under our equity compensation plans, which could increase their voting percentage significantly. As a result, many of the Company’s officers and directors acting together, may have the ability to exert significant control over the Company’s decisions and control the management and affairs of the Company, and also to determine the outcome of matters submitted to stockholders for approval, including the election or removal of a director, and any merger, consolidation, or sale of all or substantially all of the Company’s assets. Accordingly, this concentration of ownership may harm the future market prices of our securities by:
•delaying, deferring, or preventing a change in control of the Company;
•impeding a merger, consolidation, takeover, or other business combination involving the Company; or
•discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company.
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
While we believe our current offerings—including Bitcoin hosting, renewable energy curtailment, and demand response services—do not infringe on others’ intellectual property, there is a risk that third parties could claim otherwise. For example, we may receive claims alleging that our services infringe on existing or future patents, including in areas where patent applications may still be pending and not yet publicly known.
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
As a public company, we incur significant legal, accounting, and other expenses. For example, we are subject to the information and reporting requirements of the Securities Act of 1933, as amended (the “Securities Act”), the Exchange Act and other federal securities laws, rules and regulations related thereto, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and the Dodd-Frank Wall Street Reform and Consumer Protection Act. In addition, the Nasdaq listing requirements and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel are required to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations significantly increase our legal and financial compliance costs and make some activities more time-consuming and costly. Among other things, we are required to:
•maintain and evaluate a system of internal controls over financial reporting in compliance with the requirements of Section 404(a) of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;
•maintain policies relating to disclosure controls and procedures;
•prepare and distribute periodic reports in compliance with our obligations under federal securities laws; institute a more comprehensive compliance function, including with respect to corporate governance; and
•involve, to a greater degree, our outside legal counsel, and accountants in the above activities.
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
Our management evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15(e) under the Exchange Act, as of December 31, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2025. See “Item 9A Controls and Procedures.”
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
The market price of our securities has been and is likely to continue to be volatile, and investors in our securities may experience a decrease, which could be substantial, in the value of their securities or the loss of their entire investment in the Company for a number of reasons, including reasons unrelated to our operating performance or prospects. The market price of our securities could be subject to wide fluctuations in response to a broad and diverse range of factors, including those described elsewhere in this “Risk Factors” section as well as the following:
•announcements by us regarding liquidity, significant acquisitions, equity investments and divestitures, addition or loss of significant customers and contracts, capital expenditure commitments and litigation;
•our issuance of securities or debt, particularly if in connection with acquisition activities;
•the sale of a significant number of shares of our common stock by shareholders;
•recent changes in financial condition or results of operations, such as in earnings, revenues, or other measure of company value;
•general market and economic conditions; and
•announcements of technological innovations or new product introductions by us or our competitors.
•Further, broad market and industry factors may have a material adverse effect on the market price of our securities regardless of our actual operating performance.
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
We have issued, and may continue to issue, new shares of our common stock, which has a dilutive effect on existing stockholders.

In 2025, we have primarily financed our strategic growth through at-the-market (“ATM”) offerings and other issuances of our common stock. Our ATM programs allow us to raise capital as needed by selling newly issued shares into the existing trading market at prevailing market prices. We expect to continue using ATM offerings and other equity issuances to fund development plans, support capital-intensive expansion initiatives, and pursue strategic growth opportunities. However, the issuance of additional shares of our common stock dilutes the ownership interests of existing stockholders, and future equity sales could further dilute existing holdings and reduce the market price of our common stock. Any such dilution may adversely affect the value of an investment in our securities.

Finally, our relatively small public float and daily trading volume have in the past caused, and may in the future result in, significant volatility in the price of our securities. As of December 31, 2025, we had approximately 75,063,284 shares of our common stock outstanding held by non-affiliates and 3,239,854 shares of our 9.0% Series A Cumulative Perpetual Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), outstanding held by non-affiliates. Our daily trading volume for the year ended December 31, 2025, averaged approximately 5,166,232 shares of common stock and 18,012 shares of Series A Preferred Stock.
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
Our common stock has been listed on Nasdaq since March 2020, and our Series A Preferred Stock since August 2021. To maintain these listings, we must continue to meet Nasdaq’s financial and corporate governance standards, including requirements for stock price, stockholders’ equity, and board independence. While we are currently in compliance, our share price has previously fallen below Nasdaq’s minimum, and there is no guarantee we will continue to meet all listing requirements. On May 8, 2025, we received notice from Nasdaq indicating that we were not in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on Nasdaq (the “minimum closing bid price requirement”). We were provided an initial compliance period of 180 calendar days from the date of the notice, or until November 4, 2025, to regain compliance with the minimum closing bid price requirement, pursuant to Nasdaq Rule 5810(c)(3)(A). On October 3, 2025, we received formal written notice from Nasdaq indicating that we had regained compliance with the minimum closing bid price requirement and that this matter is now closed.

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
Governance
Under the direction of the Company’s VP of Engineering and Director of Information Technology, with oversight from the Board, we maintain a security governance structure to evaluate and address cyber risk. The VP of Engineering and the Director of IT are responsible for developing and implementing our information security program. Our VP of Engineering has over a decade of experience in the Defense sector working directly with technology-driven Operational Security.
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
On March 4, 2021, Soluna SW, LLC acquired a 3.2-acre tract of real property located in Murray, Kentucky on which it has built an energy-efficient cryptocurrency mining facility, Project Sophie, that includes 22 buildings for data facility hosting.
On February 24, 2023, Soluna DV Services, LLC entered into a lease agreement for a 33.19-acre tract of land in Silverton, Texas. The agreement has an initial five-year term with the right to extend the term of the agreement for five additional one-year terms. The lease is associated with our Dorothy facilities for the purpose of constructing, installing, operating and maintaining modular data centers.
On April 3, 2025, Soluna KK Energy ServiceCo, LLC entered into a lease agreement for 50 acres of property located in Willacy County, Texas, for the purpose of constructing, installing, operating, and maintaining modular data centers and related facilities for a term of twenty-two years. This leased agreement will be used for Project Kati 1.

On October 1, 2025, Soluna KK Energy ServiceCo, LLC purchased 50 acres of property located in Willacy County, Texas for the purpose of constructing, installing, operating, and maintaining modular data centers and related facilities. This purchase of land will be used for Project Kati 2.

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
Holders
We have one class of common stock, par value $0.001, and are authorized to issue 375,000,000 shares of common stock. Each share of our common stock is entitled to one vote on all matters submitted to shareholders. As of December 31, 2025, there were 102,531,089 shares of common stock issued and outstanding. As of March 9, 2026, there were approximately 123 shareholders of record of our common stock. The number of shareholders of record does not reflect the number of persons whose shares are held in nominee or “street” name accounts through brokers.
Dividends
As of December 31, 2025, we had 4,928,545 shares of our Series A Preferred Stock outstanding, which pursuant to the Certificate of Designations, Preferences and Rights of 9.0% Series A Cumulative Perpetual Preferred Stock, of the Company entitle such holders to monthly dividends, when, as and if declared by our board of directors. Our board of directors had not declared any Series A Preferred Stock dividends beginning October 2022 through December 31, 2024, as such the Company has accumulated approximately $18.5 million of dividends in arrears on the Series A Preferred Stock through December 31, 2024, and an additional $11.1 million of dividends in arrears for the year ended December 31, 2025, for a total of approximately $29.6 million.
Our Series B Preferred Stock included a 10% accruing dividend compounded daily for 12 months from the original issue date of July 20, 2022, and annually thereafter, that may be paid in cash or stock at the Company’s option at the earlier of (i) the date the Series B Preferred Stock is converted, or (ii) the Series B Dividend Termination Date (as defined in the Certificate of Designation of the Series B Preferred Stock). Effective October 1, 2024, the dividend payment obligation has been modified to be annual. The amendment resulted in annual dividend payments going forward. As a result of the amendment, we would be obligated to make annual dividend payments for the period starting from July 2023 as per the Series B Preferred Consent and Waiver, however, the board of directors has not yet declared any dividends for that period through December 31, 2025. As such, we have accumulated approximately $1.6 million dividends in arrears in relation to the Series B Preferred Stock.
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

Recent Developments
Appointment of Chief Financial Officer

On January 19, 2026, Michael Picchi was appointed as the CFO and Treasurer of the Company, effective April 1, 2026 (the “Effective Date”). Mr. Picchi began his employment with the Company on March 2, 2026, in the role of Head of Finance.
In conjunction with the appointment of a new CFO and Treasurer, the Company will accept David Michaels’ resignation from his position as interim CFO and Treasurer of the Company, effective immediately upon the effectiveness of the appointment of a new CFO and Treasurer.

2026 SEPA

On March 24, 2026, we entered into a Standby Equity Purchase Agreement (the “2026 SEPA”) with YA II PN, LTD., a Cayman Islands exempt limited company (“YA”). In accordance with the terms of the SEPA, YA has agreed to purchase up to an aggregate of $250.0 million of shares of common stock (the “2026 SEPA Shares”) from time to time subject to the limits and the conditions of the 2026 SEPA. Pursuant to the 2026 SEPA, we issued to YA a commitment fee of $250 thousand of shares of common stock (the “Commitment Shares”).

Project Specific Developments
Project Kati 1
In February 2026, we received approval from the Electric Reliability Council of Texas (“ERCOT”) to commence the initial energization and phased commissioning of Project Kati 1. This milestone represents the transition of the project from the development phase to operational status. The Company expects to begin recognizing hosting and/or mining revenue from this facility as capacity is ramped up throughout the first half of 2026. Project Kati 1 is the Company’s 83 MW wind-powered data center campus located in South Texas, specifically designed for high-density Bitcoin mining operations. The site’s energization is structured in two primary blocks: Kati 1A (48 MW) and Kati 1B (35 MW). Both blocks are being deployed utilizing a three-phase commissioning approach, with full energization of the 83 MW campus expected to be completed during 2026. Kati 1B includes a 12 MW deployment with Cormint Data Systems ("Cormint"), where Cormint will design, procure, and deliver eight modular data center units to enable efficient deployment by minimizing on-site labor and accelerating energization timelines. Powered entirely by the Las Majadas wind energy project, Project Kati represents one of Soluna’s largest sites to date and is designed to scale efficiently to support large industrial compute workloads.
Project Kati 2

We have signed a Memorandum of Understanding ("MOU") with Metrobloks, a data center developer and operator focused on AI-ready infrastructure, to enter into a co-development partnership to build Project Kati 2. The initial development will be a 100+ MW Critical IT ("CIT") AI and HPC data center at Soluna’s Project Kati 2 campus in Willacy County, Texas. This is expected to be the first phase of a larger campus, with an expansion roadmap supporting more than 300 MW of total CIT capacity.

Project Grace

We have entered a MOU with Siemens, a leading technology company in electrification, automation and digitalization. The project will deploy and validate a behind-the-meter power-and-controls approach to manage rapid, GPU-driven swings in power demand when running AI and high-performance computing workloads directly on renewable energy. The 2 MW pilot, expected to be deployed at Soluna’s Project Grace site in Texas, will integrate Siemens’ electrical infrastructure, controls, and monitoring through a structured commissioning process to document performance under fast load steps and variable compute demand, creating a repeatable blueprint for future behind-the-meter AI deployments at renewable generation sites.

2025 Financial Highlights:
•$76 Million Unrestricted Cash Position — Reported at end of 2025, the record cash balance reflected the compounding effect of operating momentum, capital raises, at-the-market offerings, warrant exercises, and disciplined financial management, providing us with meaningful runway to execute on our construction and development pipeline.

•$100 Million Credit Facility from Generate Capital — We closed a scalable credit facility up to $100 million in September, with $17.0 million drawn through December 31, 2025 funding for active project refinancing and construction. The facility provides a durable capital foundation for the 1 GW pipeline and its expansion.

•$32 Million Registered Direct Offering — Closed in December, the offering strengthened our balance sheet heading into 2026, providing liquidity to support continued growth across operating sites and projects under construction.

•$20 Million from Spring Lane Capital for Project Kati 1 — Secured in June and closed in July, the investment funded the first phase of Kati construction and demonstrated Spring Lane's conviction in our model, with a commitment to support up to $100 million across the broader pipeline.

•$5 Million Non-Dilutive Debt Financing from Galaxy Digital — Secured in March, the five-year term loan is project-level secured with limited recourse to the parent company, validating the standalone cash flow strength of our infrastructure assets and our ability to attract institutional debt capital.

2025 Corporate Highlights

•Surpassed 1 GW of Renewable-Powered Computing — With the addition of Projects Gladys and Fei in August, we crossed 1 GW of renewable-powered computing in operation, construction, and development, a landmark milestone reflecting the scalability of the behind-the-meter model.

•Resolved NYDIG Claim — We reached a full settlement with NYDIG in September, clearing a significant overhang and restoring focus on long-term growth.

•Project Kati Groundbreaking — The official groundbreaking on September 18, 2025 marked the start of construction on our largest project to date, a 166 MW wind-powered data center in Texas, and a tangible signal of our transition from developer to operator at scale.

•Power Pipeline Grows to 4.3 GW — The long-term power pipeline expanded to 4.3 GW, driven by new curtailment assessments, active term sheet discussions, and development launches across multiple new projects, positioning us as a platform-scale infrastructure company.

•Second Utility Patent Awarded — Our second utility patent was awarded in March, broadening the scope of its Modular Data Center patent and strengthening the intellectual property foundation of the Renewable Computing model.

•4 EH/s of Hash Rate Under Management — Surpassed in September following the commissioning of Dorothy 2 and fleet upgrades across all sites, this operational milestone directly underpins hosting revenue growth and demonstrates the scale of our managed computing infrastructure.

Consolidated Results of Operations
Results of Operations for the Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024.
The following table summarizes changes in the various components of our net loss during the year ended December 31, 2025 compared to the year ended December 31, 2024.

(Dollars in thousands)	Year Ended December 31, 2025	Year Ended December 31, 2024	$ Change	% Change
Cryptocurrency mining revenue	$11,406	$17,027	(5,621)	(33%)
Data hosting revenue	16,998	18,838	(1,840)	(10%)
High-performance computing service revenue	28	16	12	75%
Demand response service revenue	1,285	2,140	(855)	(40%)
Operating costs and expenses:
Cost of cryptocurrency mining revenue, exclusive of depreciation	7,411	7,499	(88)	(1%)
Cost of data hosting revenue, exclusive of depreciation	9,104	9,377	(273)	(3%)
Cost of high-performance computing service revenue	7	5,724	(5,717)	(100%)
Cost of cryptocurrency mining revenue- depreciation	4,304	4,292	12	—%
Cost of data hosting revenue- depreciation	2,433	1,735	698	40%
General and administrative expenses, exclusive of depreciation and amortization	30,519	18,581	11,938	64%
Depreciation and amortization associated with general and administrative expenses	9,608	9,613	(5)	—%
Loss on contract	—	28,593	(28,593)	(100%)
Impairment on fixed assets	12	130	(118)	(91)%
Operating loss	(33,681)	(47,523)	13,842	(29%)
Other (expense) income, net	(700)	304	(1,004)	(330%)
Interest expense	(4,835)	(2,527)	(2,308)	91%
Loss on sale of fixed assets and credit on equipment deposit	(1,151)	(31)	(1,120)	3613%
Other finance expense	(5,917)	(3,661)	(2,256)	62%
Fair value adjustment loss	(23,681)	(5,705)	(17,976)	315%
Gain (loss) on debt extinguishment and revaluation, net	10,658	(1,644)	12,302	(748%)
Loss before income taxes	(59,307)	(60,787)	1,480	(2%)
Income tax benefit, net	2,316	2,487	(171)	(7%)
Net loss	(56,991)	(58,300)	1,309	(2%)
Net loss (income) attributable to non-controlling interest, net	3,580	(5,034)	8,614	(171%)
Net loss attributable to Soluna Holdings, Inc.	$(53,411)	$(63,334)	9,923	(16%)

The following table summarizes the balances for the Project sites for cryptocurrency mining revenue, data hosting revenue, high-performance computing service revenue, demand response revenue, cost of cryptocurrency mining revenue, exclusive of depreciation, cost of data hosting revenue, exclusive of depreciation, cost of high-performance computing services, and cost of depreciation during the year ended December 31, 2025:

	Soluna Digital						Soluna Cloud
(Dollars in thousands)	Project Dorothy 1B	Project Dorothy 1A	Project Dorothy 2	Project Sophie	Other	Soluna Digital Subtotal	Project Ada	Total

Cryptocurrency mining revenue	$11,406	$—	$—	$—	$—	$11,406	$—	$11,406
Data hosting revenue	—	6,176	5,662	5,160	—	16,998	—	16,998
High-performance computing services	—	—	—	—	—	—	28	28
Demand response services	561	579	145	—	—	1,285	—	1,285
Total revenue	11,967	6,755	5,807	5,160	—	29,689	28	29,717

Cost of cryptocurrency mining, exclusive of depreciation	$7,411	$—	$—	$—	$—	$7,411	$—	$7,411
Cost of data hosting revenue, exclusive of depreciation	—	3,064	3,852	1,629	559	9,104	—	9,104
Cost of high-performance computing service revenue	—	—	—	—	—	—	7	7
Cost of cryptocurrency mining revenue- depreciation	4,304	—	—	—	—	4,304	—	4,304
Cost of data hosting revenue- depreciation	—	1,099	864	470	—	2,433	—	2,433
Total cost of revenue	11,715	4,163	4,716	2,099	559	23,252	7	23,259
Gross profit (loss)	$252	$2,592	$1,091	$3,061	$(559)	$6,437	$21	$6,458

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

	Soluna Digital						Soluna Cloud
(Dollars in thousands)	Project Dorothy 1B	Project Dorothy 1A	Project Dorothy 2	Project Sophie	Other	Soluna Digital Subtotal	Project Ada	Total

Cryptocurrency mining revenue	$17,027	$—	$—	$—	$—	$17,027	$—	$17,027
Data hosting revenue	—	13,742	—	5,096	—	18,838	—	18,838
High-performance computing services	—	—	—	—	—	—	16	16
Demand response services	152	139	—	—	1,849	2,140	—	2,140
Total revenue	17,179	13,881	—	5,096	1,849	38,005	16	38,021

Cost of cryptocurrency mining, exclusive of depreciation	$7,499	$—	$—	$—	$—	$7,499	$—	$7,499
Cost of data hosting revenue, exclusive of depreciation	—	7,252	—	2,059	66	9,377	—	9,377
Cost of high-performance computing service revenue	—	—	—	—	—	—	5,724	5,724
Cost of cryptocurrency mining revenue- depreciation	4,292	—	—	—	—	4,292	—	4,292
Cost of data hosting revenue- depreciation	—	1,162	—	573	—	1,735	—	1,735
Total cost of revenue	11,791	8,414	—	2,632	66	22,903	5,724	28,627
Gross profit (loss)	$5,388	$5,467	$—	$2,464	$1,783	$15,102	$(5,708)	$9,394

Cryptocurrency Mining Revenue: Cryptocurrency mining revenue decreased during the year ended December 31, 2025, compared to 2024, primarily driven by the April 2024 halving event which reduced block rewards by 50%. Average Hashprice declined year-over-year by 21.5% resulting in lower revenues. We earned 113.2 Bitcoins in 2025 compared to 274 in 2024. Average monthly hashrate was lower in 2025 by approximately 10.7% impacting revenue by $1.8 million versus prior year, the decrease in earned Bitcoin was driven by the halving event. The market price impact resulted in a $3.8 million revenue unfavorable versus prior year.
Data Hosting Revenue: Hosting revenue decreased for the year ended December 31, 2025, compared to 2024, driven by two primary factors. First, the April 2024 Bitcoin Halving reduced the effective dollar value per Petahash ("PH") per day, lowering yields across both fixed-fee and profit-sharing contracts. Second, the exit of a major 20 MW customer in December 2024 resulted in a shift in our contract mix. While this capacity was fully backfilled by March 2025, the new customers were onboarded under a profit-sharing structure which, while providing higher upside potential, resulted in a lower baseline revenue yield compared to the prior fixed-fee model. These declines were partially offset by the phased energization of the D2 facility, which began contributing to revenue in the third quarter of 2025.
Demand Response Service: Demand response service revenue decreased for the year ended December 31, 2025, compared to 2024, reflecting both unfavorable market conditions and operational constraints. Lower average ERCOT clearing prices per MW reduced the overall economic incentive per event. Operationally, our program participation was limited by planned outages at the Dorothy site related to the Project Dorothy 2 ("D2") substation interconnection. These factors collectively resulted in lower capacity bids and decreased total revenue from curtailment services.

Cost of Cryptocurrency Mining Revenue, exclusive of depreciation: Cost of cryptocurrency mining revenue includes direct utility costs, site overhead expenses, and overhead costs that relate to the operations of our cryptocurrency mining facilities in Kentucky and Texas.
Cost of cryptocurrency mining revenue decreased slightly for the year ended December 31, 2025, compared to 2024. This variance was primarily driven by lower electricity consumption and associated operating expenses, reflecting a marginal reduction in total power utilization during the period.
Cost of Data Hosting Revenue, exclusive of depreciation: Cost of data hosting revenue includes utility charges, site overhead expenses, and other charges.
Cost of data hosting revenue decreased for the year ended December 31, 2025, compared to 2024. This decline was primarily driven by a transition in the customer contract mix, as the Company moved from fixed-rate volume arrangements to electricity pass-through contracts. This shift reduced the Company’s direct exposure to power costs for those hosting arrangements. The decrease was partially offset by the phased energization of D2 beginning in the second quarter of 2025, which resulted in higher total megawatt ("MW") capacity and an associated increase in operating expenses during the second half of the year.
Cost of High-Performance Computing Services: Cost of High-Performance Computing Services represents the direct production expenses associated with providing AI and HPC processing capabilities. For the year ended December 31, 2024, this cost totaled approximately $5.7 million, which was related to the agreement executed with HPE effective July 1, 2024, to acquire access to essential datacenter and cloud services necessary for supporting our AI and HPC processes.
Cost of High-Performance Computing Services was not material for 2025 due to the termination of the HPE contract.

Cost of Data Hosting Revenue- depreciation: Cost of data hosting revenue-depreciation increased mainly due to D2 becoming energized during fiscal year 2025.
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
.
•Stock-based compensation expense increased by $5.2 million to approximately $10.4 million for the year ended December 31, 2025. The growth was primarily driven by $3.7 million in new equity awards granted to directors, officers, and employees during 2025, and a $2.5 million increase attributable to the full-year expense impact of 2024 grants. Additionally, the Company recognized $0.8 million related to modifications of vesting terms for certain grants and a reduction in the estimated forfeiture rate from 10% to 5%. These increases were partially offset by $1.8 million in savings resulting from the forfeiture of unvested awards due to employee departures and the impact of awards that reached full vesting during the prior year.
•Salaries and benefits expense increased approximately $4.3 million for the year ended December 31, 2025, primarily due to performance-based and year-end bonuses for fiscal year 2025, as well as cost-of-living and merit-based salary adjustments for management and employees.
•Legal fees increased approximately $1.7 million for the year ended December 31, 2025, primarily due to expenses related to Project Kati structuring costs that were not incurred in the comparable prior-year period, business development of pipeline projects, expenses related to corporate governance and compliance driven by growth in organizational structure and debt, and current year changes in primary counsel.
•Professional and consulting fees increased approximately $0.8 million related to increases noted in contracted services, debt consulting charges, and business development costs associated with pipeline growth.

•Investor relations expense increased approximately $0.8 million for the year ended December 31, 2025, compared to the same period in 2024, primarily due to an increase in the number and scope of investor outreach and marketing campaigns conducted during the period.

•Provision for credit losses decreased approximately $0.8 million for the year ended December 31, 2025, as no credit losses were recognized during the current period, compared to the prior year, which included specific loss provisions recorded on outstanding receivables.

•All other fluctuations within general and administrative expenses for the period were not material to the overall results of operations.

Depreciation and Amortization associated with general and administrative expenses: Depreciation and amortization expense was comparable for the year ended December 31, 2025 and the year ended December 31, 2024 in which the balances totaled approximately $9.6 million and $9.6 million, respectively. The balances mainly related to amortization expense related to the strategic pipeline contract that was acquired in October 2021.
Loss on contract: Due to CloudCo’s termination of the HPE Agreement on March 24, 2025, and HPE’s subsequent termination of the HPE Agreement on March 26, 2025, and the acceleration of the remaining unpaid amounts of the contract in accordance with Section 8(h)(ii) of the HPE Agreement, a Type 1 Subsequent Event for the year ended December 31, 2024, we have recognized a liability for the remainder of the HPE Agreement on the consolidated balance sheet of our subsidiary CloudCo, and corresponding loss on contract on our consolidated income statement, in line with the terms and conditions of the HPE Agreement and relevant accounting standards. CloudCo also recognized a loss on the termination of the HPE Agreement for $28.6 million representing the remaining obligations for the year ended December 31, 2024, and a contract liability in the same amount. In addition, the outstanding balance of the prepaid deposit of $8.6 million was offset to the liability, leaving a net liability balance of $20.0 million as of December 31, 2024, in which another $0.7 million was paid, leaving an outstanding balance of $19.3 million as of December 31, 2025.
Interest expense: Interest expense for the year ended December 31, 2025, was approximately $4.8 million, compared to approximately $2.5 million for the year ended December 31, 2024. This increase is primarily attributable to the new debt facilities entered into during fiscal years 2024 and 2025, including the Green Cloud secured loan and additional secured loan agreements, the Galaxy loan, the Generate loan, and the equipment loan. The expense for the current period also includes the amortization of deferred financing costs associated with these new facilities, partially offset by the full payoff of the Navitas loan and extinguishment of the NYDIG equipment financing. Further details on the components of interest expense are presented in the table below.

(Dollars in thousands)	Year Ended December 31, 2025	Year Ended December 31, 2024	$ Change
Green Cloud secured loan and Additional secured loan	$1,350	$901	$449
Generate loan	1,111	—	1,111
NYDIG equipment financing	1,084	1,453	(369)
Galaxy loan	694	—	694
Equipment loan	252	35	217
Interest on financing lease liability	71	—	71
Spring Lane financing cost	244	—	244
Other	27	—	27
Navitas term loan	2	138	(136)
Interest expense	$4,835	$2,527	$2,308

Loss on sale of fixed assets and credit on equipment deposit: During the year ended December 31, 2025, we recognized a loss of approximately $1.2 million mainly related to the forfeiture of an equipment credit that had been recorded in prior periods. The credit was restricted for use on future equipment purchases for D2 and Project Kati through September 1, 2025. We did not execute an order prior to the expiration date, and no extension was granted; therefore, the credit was forfeited, and therefore had a loss of approximately $780 thousand. In addition, approximately $371 thousand of miners were disposed of due to aging and replaced with the purchase of new miners for the year ended December 31, 2025. The loss on sale of fixed assets for the year ended December 31, 2024 was not material.

Other financing expense: We incurred approximately $5.9 million in financing expenses for the year ended December 31, 2025, primarily related to consent fees associated with the SEPA, draws under the At the Market Offering Agreement entered into with H.C. Wainwright & Co., LLC (the "ATM Agreement") on April 29, 2025, and transaction costs incurred in connection with the July 2025 financing.

For the year ended December 31, 2024, other financing expense totaled approximately $3.7 million which was comprised primarily of a $1.0 million general release agreement with our former placement agent; approximately $1.9 million in consent fees, waiver fees, and other financing expenses in relation to the SEPA and related consents for the SEPA on October 1, 2024; a conversion debt inducement expense of approximately $388 thousand; and an extension fee expense of approximately $325 thousand.

Fair value adjustment, net: For the year ended December 31, 2025, we recognized a fair value adjustment loss of approximately $23.7 million related to the revaluation of the Series A and Series B warrants issued in connection with the July 2025 financing, which were classified as liabilities and exercised during the year ended 2025. The loss also includes a $14.7 million fair value adjustment related to the revaluation of outstanding warrant liabilities throughout 2025. These losses were primarily driven by the increase in the Company’s stock price between July and October 2025, which resulted in a higher intrinsic value relative to the warrants’ original fair value. Additionally, we incurred an approximate $9.1 million loss representing the excess of the fair value of warrants issued in connection with the July 2025 financing over the related proceeds received, and $0.1 million in fair value adjustments related to timing differences between SEPA draws and share issuances. These losses were partially offset by a gain of approximately $0.2 million from the revaluation of the Generate common warrant during the period.
For the year ended December 31, 2024, we recognized a net fair value adjustment loss of approximately $5.7 million, primarily related to the issuance and repricing of additional warrants with modified exercise features pursuant to the Fourth Amendment Agreement with the Noteholders, dated February 28, 2024 (the “Fourth Amendment”). As a result of these modifications, the warrants were reassessed and classified as warrant liabilities, requiring recurring fair value measurement each reporting period. The initial issuance and repricing resulted in a fair value adjustment loss of approximately $5.9 million, which was partially offset by revaluation gains recognized through May 30, 2024, the date of the Company’s Annual Shareholder meeting . Upon shareholder approval, the cap-containment provision was removed, and since all other criteria for equity classification were met, the remaining warrant liability was reclassified to equity. Additionally, the Company recognized a gain on revaluation of approximately $0.3 million related to the Soluna Cloud warrants, which were subsequently written off during the period.

Gain (loss) on Debt Extinguishment and Revaluation, net: For the year ended December 31, 2025, we recognized a net gain on extinguishment of debt of approximately $10.7 million. The gain primarily related to the settlement of the NYDIG equipment financing loan and related interest obligations in September 2025, as well as the Assignment and Assumption Agreement for the Additional Notes executed on March 14, 2025. These gains were partially offset by a loss on extinguishment resulting from the satisfaction and redemption of the Project Kati equipment loan through the issuance of Class B Membership Interests in Project Kati, which were valued at approximately three and three-tenth times the original borrowing amount.
For the year ended December 31, 2024, we recognized a net loss on debt extinguishment and revaluation of approximately $1.6 million. On February 28, 2024, we entered into the Fourth Amendment, which reduced the conversion price and resulted in the issuance of new warrants and the repricing of existing warrants with revised exercise features. As a result, the Company recorded a gain on revaluation of convertible notes of approximately $1.3 million during the first quarter of 2024 (as of February 28 and March 31, 2024), primarily driven by changes in conversion assumptions, payout features, annualized volatility, and stock price conditions at the respective valuation dates. A subsequent fair value assessment as of June 30, 2024 resulted in a loss on revaluation of approximately $4.0 million, reflecting changes in conversion and payout assumptions and stock price volatility compared to conversion terms available to noteholders at that date. The convertible notes were remeasured again as of September 30, 2024, resulting in a gain of approximately $2.3 million, primarily due to the decline in the Company’s stock price, which offset prior-quarter fair value losses. In the fourth quarter of 2024, we had additional conversions and ultimately fully converted the convertible notes payable creating an additional $247 thousand gain on debt extinguishment. As of December 31, 2024, no convertible notes remain outstanding. In addition to these fair value adjustments, we recognized a loss on debt extinguishment of approximately $1.4 million related to the satisfaction and redemption of the D2 equipment loan through the issuance of Class B Membership Interests in the D2 project, which were valued at approximately three times the original borrowing amount.

Other (expense) income, net: Other expense, net increased by approximately $1.0 million year for the ended December 31, 2025 compared to December 31, 2024. For the year ended December 31, 2025, we incurred a loss compensation cost of approximately $713 thousand in relation to the Las Majadas wind farm due to outages during certain points of the year. For the year ended December 31, 2024, we had other income of approximately $304 thousand related mainly to a gain on settlement of litigation with Atlas Technology Group LLC (“Atlas”) of approximately $254 thousand, in addition to some small additional other income items.
Income Tax Benefit: Income tax benefit for the year ended December 31, 2025 was approximately $2.3 million, compared to approximately $2.5 million for the year ended December 31, 2024. The balances were mainly related to deferred tax amortization impact of acquiring an asset in a transaction that is not a business combination when the amount paid exceeds the tax basis on the acquisition date. As such, we are required to adjust the value of the strategic contract pipeline by approximately $10.9 million at inception date (October 29, 2021), which was recorded as a deferred tax liability and this amount will be amortized over the life of the asset. For the years ended December 31, 2025 and 2024, we amortized approximately $2.2 million in each year, respectively.
Net income attributable to non-controlling interest: We incurred a net loss attributable to non-controlling interest for the year ended December 31, 2025 compared to a net income attributable to non-controlling interest for the year ended December 31, 2024. The decrease related mainly due the variances in gross profit related to D1A and D1B noted above mainly due to the halving event in April 2024 and the increase in profit sharing fees for data hosting for the year ended December 31, 2025, which created an approximate $5.7 million variance between periods in non-controlling interest. In addition, we incurred a loss of approximately $1.7 million associated with the satisfaction of equipment loan through membership interest at Project Kati, in addition to Project Kati costs of approximately $2.0 million, in which no revenue had been generated yet for the year ended December 31, 2025, and no comparable costs were noted for the year ended December 31, 2024. The change at D2 was a gain of approximately $873 thousand, due to site energization which began in the second quarter of 2025 in which costs exceeded the revenue by approximately $1.0 million. For the year ended December 31, 2024, D2 had a loss on non-controlling interest due to the satisfaction in an equipment loan creating a loss of approximately $1.4 million and additional costs of $500 thousand.

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

EBITDA and Adjusted EBITDA
In addition to financial measures calculated in accordance with GAAP, we also use “EBITDA” and “Adjusted EBITDA.” “EBITDA” is defined as earnings before interest, taxes, and depreciation and amortization. “Adjusted EBITDA” is defined as EBITDA adjusted for stock-based compensation costs, loss on sale of fixed assets and credit on deposit, loss on debt extinguishment and revaluation, fair value adjustments, placement agent release expense, loss on contract, provision for credit losses, convertible note inducement expense and impairment on fixed assets. Management believes that EBITDA and Adjusted EBITDA results in a performance measurement that represents a key indicator of our business operations of cryptocurrency mining, hosting customers engaged in cryptocurrency mining, demand service revenue, and high-performance computing services.

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
Reconciliations of EBITDA and Adjusted EBITDA to net loss, the most comparable GAAP financial metric, for historical periods are presented in the table below:

(Dollars in thousands)	Years Ended December 31,
	2025	2024

Net loss from continuing operations	$(56,991)	$(58,300)
Interest expense	4,835	2,527
Income tax (benefit) expense	(2,316)	(2,487)
Depreciation and amortization	16,345	15,640
EBITDA	(38,127)	(42,620)

Adjustments: Non-cash items

Stock-based compensation costs	10,566	5,311
Loss on sale of fixed assets and credit on equipment deposit	1,151	31
(Gain) loss on debt extinguishment and revaluation, net	(10,658)	1,644
Placement agent release expense	—	1,000
Fair value on placement agent warrant	146	—
Fair value adjustment loss	23,681	5,705
Loss on contract	—	28,593
Provision for credit losses	—	760
Convertible note inducement expense	—	388
Impairment on fixed assets	12	130
Adjusted EBITDA	$(13,229)	$942

The following table represents the EBITDA and Adjusted EBITDA activity between each three-month period from January 1, 2025 through December 31, 2025.

(Dollars in thousands)	Three months ended March 31, 2025	Three months ended June 30, 2025	Three months ended September 30, 2025	Three months ended December 31, 2025	Year ended December 31, 2025

Net loss from continuing operations	$(7,354)	$(7,780)	$(25,787)	$(16,070)	$(56,991)
Interest expense, net	838	1,196	1,212	1,589	4,835
Income tax (benefit) expense from continuing operations	(425)	(608)	(666)	(617)	(2,316)
Depreciation and amortization	3,879	3,989	4,119	4,358	16,345
EBITDA	(3,062)	(3,203)	(21,122)	(10,740)	(38,127)

Adjustments: Non-cash items

Stock-based compensation costs	1,847	1,942	1,882	4,895	10,566
Loss on sale of fixed assets and credit on equipment deposits	—	22	780	349	1,151
Fair value on placement agent warrant and financing fees	—	—	146	—	146
Fair value adjustment loss	118	—	22,047	1,516	23,681
Impairment on fixed assets	—	12	—	—	12
Gain on debt extinguishment and revaluation, net	(551)	—	(10,107)	—	(10,658)
Adjusted EBITDA	$(1,648)	$(1,227)	$(6,374)	$(3,980)	$(13,229)

The following table represents the EBITDA and Adjusted EBITDA activity between each three-month period from January 1, 2024 through December 31, 2024.

(Dollars in thousands)	Three months ended March 31, 2024	Three months ended June 30, 2024	Three months ended September 30, 2024	Three months ended December 31, 2024	Year ended December 31, 2024

Net loss from continuing operations	$(2,544)	$(9,145)	$(8,093)	$(38,518)	$(58,300)
Interest expense, net	424	449	821	833	2,527
Income tax (benefit) expense from continuing operations	(548)	(649)	(547)	(743)	(2,487)
Depreciation and amortization	3,926	3,909	3,916	3,889	15,640
EBITDA	1,258	(5,436)	(3,903)	(34,539)	(42,620)

Adjustments: Non-cash items

Stock-based compensation costs	661	1,368	1,257	2,025	5,311
Loss on sale of fixed assets	1	21	—	9	31
Provision for credit losses	—	244	367	149	760
Convertible note inducement expense	—	—	—	388	388
Placement agent release expense	—	—	—	1,000	1,000
Loss on contract	—	—	—	28,593	28,593
Impairment on fixed assets	130	—	—	—	130
Fair value loss (gain) adjustment	4,333	1,600	(328)	100	5,705
(Gain) loss on debt extinguishment and revaluation, net	(1,236)	4,000	(875)	(245)	1,644
Adjusted EBITDA	$5,147	$1,797	$(3,482)	$(2,520)	$942

Adjusted EBITDA decreased for the year ended December 31, 2025 compared to December 31, 2024 primarily driven by increases in general and administrative expenses, exclusive of depreciation, stock-based compensation costs, and provision for credit losses of approximately $7.4 million for the comparable periods. The general and administrative expense increase was driven by increases in 2025 salary and bonus expenses of $4.3 million, professional and legal fees of $2.5 million, and investor relations of $0.8 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. We also incurred other financing costs increases of approximately $2.2 million for the year ended December 31, 2025 compared to the year ended December 31, 2024, due to Preferred B holder consent fees for draws under the ATM, the SEPA, and July 2025 financing, in which fees in the prior year were lower for comparable expenses such as SEPA consents and other financing expense items.

In addition, for the year ended December 31, 2025 compared to year ended December 31, 2024 , there was a decrease in revenue of approximately $8.3 million primarily in Cryptocurrency mining and data hosting revenue following the April 2024 Bitcoin halving and a customer ramp-up of 20 MW through the first quarter of 2025, partially offset by approximately $6.1 million decline in cost of revenue, excluding depreciation, largely due to no costs associated with high-performance computing services for 2025.

Liquidity and Capital Resources
Several key indicators of our liquidity are summarized in the following table:

	Years Ended December 31,
(Dollars in thousands)	2025	2024
Cash	$76,423	$7,843
Restricted cash	12,420	2,610
Working capital (deficit)	42,938	(34,378)
Net loss	(56,991)	(58,300)
Net cash used in operating activities	(9,149)	(5,069)
Purchase of property, plant and equipment and deposits on equipment	(31,719)	(13,277)
As of December 31, 2025, we had a consolidated accumulated deficit of approximately $367.7 million and we had positive working capital of approximately $42.9 million. As of December 31, 2025, we had total debt outstanding of approximately $26.8 million as summarized further below in the Debt table. In addition, we had outstanding commitments related to Soluna Digital Inc. (“SDI”) of approximately $27.0 million in capital expenditures related to Project Kati. In addition, due to CloudCo’s termination of the HPE Agreement on March 24, 2025, and HPE’s termination of the HPE Agreement on March 26, 2025, and the acceleration of the remaining unpaid amounts of the contract in accordance with Section 8(h)(ii) of the HPE Agreement, we have recognized a liability for the remainder of the HPE Agreement on the balance sheet of our subsidiary, CloudCo, of approximately $19.3 million. As of December 31, 2025, we had $76.4 million of cash available to fund our operations.
Based on business developments, including changes in production levels, staffing requirements, and network infrastructure improvements, we will require additional capital equipment in the foreseeable future. We are focused on developing and monetizing green cryptocurrency mining facilities, as well as facilities capable of hosting customers engaged in cryptocurrency mining, and data centers to provide specialized AI Cloud and colocation services.

In 2025, we had the following capital raise activities:
•At the Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), as sales agent, pursuant to which we may offer and sell, from time to time, through Wainwright, up to $87.65 million. As of December 31, 2025, we had drawn approximately $34.2 million in net proceeds pursuant to the ATM Agreement.
•Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, LTD., a Cayman Islands exempt limited company (“YA”). In accordance with the terms of the SEPA, YA has agreed to purchase up to $25 million in aggregate gross purchase price of newly issued fully paid shares of our common stock from time to time subject to the limits and the conditions of the SEPA. As of December 31, 2025, approximately $6.2 million has been drawn on the SEPA.
•In July 2025, we entered into a securities purchase agreement pursuant to which we received gross proceeds of $5.0 million from a public offering of common stock. In connection with this offering, we issued warrants, and as of December 31, 2025, we received approximately $10.0 million in gross proceeds from the exercise of such warrants.
•In December 2025, we entered into a securities purchase agreement to which we received gross proceeds of approximately $32.0 million from a public offering of common stock.

We plan to continue funding operations, including working capital and operating deficits, from operating cash flows and cash flow debt and equity financings, including the ATM Agreement, SEPA, July 2025 financing, December 2025 financing, and others to be closed as needed consistent with management’s plans.

The Company is dependent on generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. In the near term, management is evaluating and implementing different strategies to obtain financing to fund the Company’s expenses and growth to achieve a level of revenue adequate to support the Company’s current cost structure. Financing strategies may include, but are not limited to, stock issuances, project level equity, debt borrowings, partnerships and/or collaborations. If the Company is unable to meet its financial obligations, it could be forced to restructure or refinance, seek additional equity capital or sell its assets. The Company might then be unable to obtain such financing or capital or sell its assets on satisfactory terms. There can be no assurance that additional financing will be available to the Company when needed or, if available, that it can be obtained on commercially reasonable terms. If the Company is not able to obtain the additional financing on a timely basis, if and when it is needed, it will be forced to delay or scale down some or all of its development activities or perhaps even cease the operation of its business.

Operating Activities
Net cash used in operating activities from operations was approximately $9.1 million for the year ended December 31, 2025. We had a net loss of approximately $57.0 million, which was offset by non-cash items of approximately $40.2 million. Non-cash items included approximately $6.9 million of depreciation expense, $9.5 million of amortization expenses, $23.7 million in fair value adjustments mainly related to warrants being exercised, and $10.6 million of stock compensation expenses. These non-cash items were offset with a deferred tax benefit of $2.3 million and gain on extinguishment of debt of approximately $10.7 million. The change in asset and liabilities of $7.6 million mainly relates to increase in accrued expense and interest of $4.3 million in relation to increase in construction fees for Project Kati and D2 , legal fees, financing costs, and bonus accrual. In addition, there was a $2.0 million increase in accounts payable due to timing and billing of invoices, and a $3.0 million increase in customer deposits due to new contract agreements being entered into. The other changes in assets and liabilities of approximately $1.7 million mainly related to increase in accounts receivable and other current assets related to timing and billing amounts of invoices, deferred revenue in relation to a revenue contract, in addition to the payment made of $0.7 million to HPE in January 2025, offset by a decrease in other long-term assets of $1.7 million in relation to receipt of Briscoe deposit in January 2025 and increase in customer deposits for hosting agreements.

Net cash used in operations was approximately $5.1 million during the year ended December 31, 2024. We had a net loss for the year ended December 31, 2024 of approximately $58.3 million. Results included cost of revenue in connection with the HPE Agreement for $5.7 million. Non-cash items included approximately $6.2 million of depreciation expense and $9.5 million of amortization expenses, approximately $28.6 million on loss on contract, $5.3 million of stock compensation expenses, $1.6 million of loss on debt extinguishment and revaluation, $5.7 million in fair value adjustment losses, $2.0 million in debt issuance costs, $760 thousand in provision for credit losses, and $351 thousand amortized deferred financing costs. These non-cash items were offset with a deferred tax benefit of $2.5 million. The change in assets and liabilities is mainly due to an increase in prepaid expenses and other long term assets by $8.1 million due to a prepayment of an arrangement with HPE of $10.3 million that was being amortized over the life of the agreement and a decrease in customer deposits and other liabilities of $1.7 million due to timing of deposits applied in December 2024, offset by an increase in accrued expenses and accounts payable of approximately $5.5 million in relation to NYDIG interest, and related bills associated with D2 and Project Kati. The other changes in assets and liabilities were not material.

Investing Activities
Net cash used in investing activities during the year ended December 31, 2025 was approximately $31.9 million consisting mainly of capital expenditures of $28.1 million, which consist of additions to property, plant, and equipment offset with transfers from deposits on equipment, and $3.7 million deposit on equipment purchases. Net cash used in investing activities during the year ended December 31, 2024 was approximately $13.2 million consisting mainly of capital expenditures of $8.9 million and increase in deposits on equipment of $4.4 million, primarily related to the development of D2.

Financing Activities

(Dollars in thousands)	Years Ended December 31,
	2025			2024
	Gross Proceeds	Reductions	Net Proceeds	Gross Proceeds	Reductions	Net Proceeds
Debt issuance and principal payments	$23,885	$(9,466)	$14,419	$14,470	$(4,949)	$9,521
Contributions from non-controlling interest	29,559	—	29,559	14,735	—	14,735
Distributions to non-controlling interest		(8,654)	(8,654)	—	(8,270)	(8,270)
Proceeds from warrant exercises	10,272	—	10,272	2,332	—	2,332
Payment on warrant redemption	—	(452)	(452)	—	—	—
Payment on finance lease liability	—	(118)	(118)	—	—	—
Payment on cost to acquire stock	—	(75)	(75)	—	—	—
July and December SPA	36,988	(2,876)	34,112	—	—	—
ATM and SEPA	41,664	(1,335)	40,329	—	—	—
Net cash provided by financing activities	$142,368	$(22,976)	$119,392	$31,537	$(13,219)	$18,318

Net cash provided by financing activities was approximately $119.4 million for the year ended December 31, 2025 consisting mainly of $23.9 million of debt issuance proceeds, $40.3 million of net proceeds from SEPA draws and ATM Agreement settlements, net proceeds of $34.1 million from the July and December financings , $10.3 million net proceeds from warrant exercises, and $29.6 million of contributions from non-controlling interest, offset with cash distributions to non-controlling interest members of approximately $8.7 million and payments on debt and deferred financing costs of approximately $9.5 million to the Green Cloud secured loan, Generate principal and debt issuance costs, Galaxy principal and deferred financing costs, CloudCo additional secured loan, and the Navitas term loan.

For the year ended December 31, 2024, funds from financing activities were used to fund an initial deposit for the HPE Agreement, fund construction of D2, continued project pipeline development and general operating cash. Net cash provided by financing activities was approximately $18.3 million consisting mainly of proceeds from financing of approximately $14.5 million in which $13.75 million was from 2024 secured loan financing in June and July, and $720 thousand was drawn down for equipment financing. In addition, there was $2.3 million in warrants exercised, as well as $14.7 million in contributions of non-controlling membership interest. Offsetting the net cash provided by financing activities was $8.3 million in cash distributions to non-controlling interest members, and payments of $4.9 million relation to Navitas loan, the June and July 2024 note agreements, and payments in relation to the convertible holders.

Debt

(Dollars in thousands)	Years Ended December 31,
	2025	2024

Generate loan	$13,926	$—
Green Cloud Secured Loan	7,473	10,983
Galaxy loan	4,283	—
Equipment loan	1,075	—
NYDIG Equipment Financing	—	9,183
Navitas Term Loan	—	137
CloudCo Additional Secured Loan	—	1,202
Total Debt	$26,757	$21,505

# Existing Debt[1] By Entity

**$19.3m** subsidiary debt (no Soluna Holdings guarantee);

**$7.5m** GreenCloud debt (with Soluna Holdings guarantee)

Soluna Holdings, Inc. (SLNH)
Soluna Digital, Inc. (SDI)
SDI SL Borrowing-1, LLC
Equipment loan- $1.1 million
Project Sophie Holdo
Project Sophie
Galaxy - $4.3 million
Dorothy 1A Borrower
Dorothy 2 Borrower[3]
Generate $13.9 million
Soluna Cloud (SCI)
Soluna AL CloudCo[2]
GreenCloud secured note - $7.5 million
SLNH Debt Guarantees
Subsidiary ONLY Debt Guarantees

(1). Amounts are presented net of $2.9 million in unamortized debt issuance costs.
(2) Soluna AL CloudCo has ceased operations and has no remaining assets.
(3) Soluna DV Services, LLC and Soluna KK Energy ServiceCo, LLC are considered guarantors for the Generate credit facility.

On September 12, 2025, the Company caused its subsidiaries Soluna DVSL ComputeCo, LLC (“Dorothy 1A Borrower”), Soluna DVSL II ComputeCo, LLC (“Dorothy 2 Borrower”), and Soluna KK I ComputeCo, LLC (“Tranche B Borrower” and collectively with Dorothy 1A Borrower and Dorothy 2 Borrower, the “Borrowers”) to enter into a Credit and Guaranty Agreement (the “Credit Agreement”) with Generate Lending, LLC, as administrative agent and collateral agent (the “Agent”), and Generate Strategic Credit Master Fund I-A, L.P. (the “Lender”). The Credit Agreement provides for senior secured term loan commitments in an aggregate principal amount of up to $35.5 million, comprised of (i) Tranche A-1 ($5.5 million), (ii) Tranche A-3 ($11.5 million), and (iii) Tranche B ($18.5 million). In addition, the Credit Agreement permits the Borrowers to request one or more Additional Tranche Loan Commitments (as defined in the Credit Agreement), in the aggregate amount of up to $64.5 million, subject to the approval of the Lender and the Agent, for project-level financing of eligible projects. As of December 31, 2025, the Borrowers borrowed approximately $17 million under the Credit Agreement, comprised of Tranche A-1 loans and Tranche A-3 loans. The Company can draw upon Tranche B from September 12, 2025 until October 31, 2026, subject to the conditions set forth in the Credit Agreement. The maturity date for the Tranche A and Tranche B loans is the earlier of (i) payment of outstanding principal, interest, and fees and (ii) September 12, 2030. Additional Tranche Loan Commitments will have maturity dates as set forth in their respective amendments to the Credit Agreement. As of December 31, 2025, the outstanding principal balance is approximately $16.2 million.

As of December 31, 2025, the Borrowers were not in compliance with the minimum Forward Contracted Debt Service Coverage Ratio covenant under the Credit Agreement. On March 26, 2026, the Agent provided a limited waiver of this covenant.

On March 12, 2025, the SW Borrower, a Delaware limited liability company and subsidiary of SW Holdings, itself a subsidiary of SDI, a Nevada corporation and wholly owned subsidiary of the Company, entered into the Galaxy Loan Agreement with SW Holdings and Galaxy Digital LLC. The Galaxy Loan Agreement provides for a term loan facility in the principal amount of $5.0 million (the “Term Loan Facility”). The Term Loan Facility bears interest at a rate of 15.0% per annum, subject to an increase of 5.0% (for a total of 20.0%) in the event an Event of Default has occurred and is continuing. The Term Loan Facility matures on March 12, 2030 and includes scheduled payments over a five-year term. As of December 31, 2025, the outstanding principal balance is approximately $4.6 million as we were compliant with all debt covenants.

On June 20, 2024, pursuant to the terms and subject to the conditions of a Note Purchase Agreement (the "June SPA") by and among (i) Soluna AL CloudCo, LLC, a Delaware limited liability company ("CloudCo") and indirect wholly owned subsidiary of the Company, (ii) Soluna Cloud, Inc., a Nevada corporation, indirect wholly owned subsidiary of the Company, and parent of CloudCo ("Soluna Cloud"), (iii) the Company and (iv) the accredited investor named therein (the "Investor"), CloudCo issued to the Investor a secured promissory note in a principal amount equal to $12.5 million (the “Green Cloud Secured Note”). The Green Cloud Secured Note accrues interest at a rate 9.0% per annum, subject to adjustment upon an event of default. The Green Cloud Secured Note matures on June 20, 2027. On July 12, 2024, the Company, CloudCo, Soluna Cloud, and the Investor entered into a First Amendment to the Note Purchase Agreement. Additional Notes were issued to additional accredited investors (the “Additional Investors”) for $1.25 million (“Soluna CloudCo Additional Secured Note”) on July 12, 2024 and are subject to the same terms and conditions as the June SPA financing. On October 1, 2024, CloudCo, Soluna Cloud and the Company entered into assignment and assumption agreements (the “Assignment Agreements”) with the Additional Investors with respect to an aggregate of $1.25 million of notes issued by CloudCo. Pursuant to the Assignment Agreements, the Company will be able to purchase such notes for a purchase price of $750 thousand, or 60% of face value. The assignment and assumption will be effective once all conditions of the agreement are met including fulfilling the purchase price. The assignment and assumption occurred on March 14, 2025, therefore we extinguished the remaining third-party outstanding debt on the Additional Note, and a gain on extinguishment of the debt of approximately $551 thousand was recorded. In relation to the Green Cloud Secured Note, as of December 31, 2025, the Company had an outstanding principal balance of approximately $7.8 million.

On May 16, 2024, the SL Borrowing – 1, LLC, an affiliate of the Company (the “SDI Borrower"), entered into a loan (the "Equipment Loan Agreement" and the "Loan") with Soluna2 SLC Fund II Project Holdco LLC (the "Lender"). The Equipment Loan Agreement provides for the SDI Borrower to borrow, from time to time, up to $4.0 million, as further amended on February 28, 2025, to be used to purchase necessary equipment for the progression of D2 and Project Kati. Any loans made under the Equipment Loan Agreement have a maturity date of May 16, 2027 and bear interest at a rate of 15% per annum. The Equipment Loan Agreement includes customary covenants for loans of this nature, as well as a multiple on invested capital provision, which requires us to pay, in addition to principal and interest, an amount equal to the difference of (i) the greater of (a) the principal amount of the Loan being repaid plus all interest previously paid or simultaneously being paid to Lender in respect of such principal of the Loan, and (b) the principal amount of the Loan being repaid multiplied by three, minus (ii) the sum of the principal amount of the Loan being repaid plus all interest previously paid or simultaneously being paid to Lender in respect of such principal of the Loan. On March 21, 2025, the SDI Borrower drew down $250 thousand of the Loan with the Lender, in relation to Project Kati. In addition, on June 11, 2025 and July 16th, the SDI Borrower drew down an additional $269.2 thousand and $291.4 thousand of the Loan with the Lender, in relation to Project Kati. The total amount of equipment loans of $810.6 thousand was outstanding prior to the assignment of equipment and payoff of the loan. The SDI Borrower shall repay the Loans under these Borrowing Requests with a different MOIC Payment than as defined in the Equipment Loan Agreement. The MOIC Payment for these Borrowing Requests only, shall be an amount equal to the difference of (i) the greater of (a) the principal amount of the Loan being repaid plus all interest previously paid or simultaneously being paid to Lender in respect of such principal of the Loan, and (b) the principal amount of the Loan being repaid multiplied by three and three tenths (3.3), minus (ii) the sum of the principal amount of the Loan being repaid plus all interest previously paid or simultaneously being paid to Lender in respect of such principal of the Loan. As of the date prior to the payoff, the Company had approximately $180.6 thousand in Accrued interest payable in relation to the MOIC and 15% interest accruing on the Loan that was outstanding. On August 1, 2025, the SDI Borrower satisfied and repaid the Borrowing amount in full by issuing the SLC Class B Membership Interests in Soluna KKSL JVCo LLC (“Kati”) project for 3.3 times the membership units ($810.6 thousand payoff equal to fair value of approximately $2.7 million for Class B membership units issued to SLC), as part of the contribution agreement between the parties. Through initial contributions of $810.6 thousand (debt repayment), SLC received 2,675 Class B Membership units, which constituted a 100% initial membership interest of Kati. The redemption of debt through equity created approximately a $1.7 million loss on debt extinguishment for the year ended December 31, 2025. On October 1, 2025, the Borrower, and Soluna2 Kati Project Holdco LLC ("Kati Lender"), entered into a borrowing request of $1.075 million to cover the purchase of land to support construction of Project Kati Phase 2 under the terms of the Equipment Loan Agreement. For the land purchase, the MOIC payment was revised to replace 3.00 with 1.00. The $1.075 million remains outstanding as of December 31, 2025.

On May 9, 2023, Soluna DV ComputeCo, LLC ("DVCC") and Navitas West Texas Investments SPV, LLC entered into a 2-year Loan Agreement for $2.05 million. The unpaid principal balance of the Term Loan shall bear interest at per annum rate equal to 15%. As of December 31, 2025, the Navitas loan has been fully paid off.

On January 14, 2022, the Company effected an initial drawdown under the Master Equipment Finance Agreement (“MEFA”) with NYDIG in the aggregate principal amount of approximately $4.6 million at 14% interest, followed by an additional drawdown of $9.8 million on January 26, 2022. On December 20, 2022, Soluna MC Borrowing 2021-1 LLC (“Borrower”), an indirect subsidiary of the Company, received a Notice of Acceleration and Repossession (the “NYDIG Notice”) from NYDIG with respect to the MEFA Obligations under the MEFA were ring-fenced to the Borrower and its direct parent, Soluna MC LLC, and the Company was not party to any guaranty or other support agreement. On February 23, 2023, NYDIG foreclosed on the collateral, repossessing assets valued at approximately $3.4 million, of which approximately $560 thousand was first used to pay off accrued interest and penalties. On December 7, 2023, NYDIG filed a motion for summary judgment seeking approximately $10.3 million for unpaid principal, interest, and penalties. Following court proceedings, the parties agreed that the total outstanding loan principal balance would be approximately $9.2 million (the "Agreed Judgment Amount"). On September 29, 2025, the Borrower, Soluna MC, LLC (together with Borrower, the “NYDIG Defendants”) and NYDIG entered into a Settlement Agreement (the “Settlement Agreement”), pursuant to which the NYDIG Defendants and NYDIG agreed to fully settle and resolve the Agreed Judgment Amount and all other matters relating to the NYDIG loans in exchange for the NYDIG Defendant's agreement to make certain settlement payments to NYDIG in accordance with the Settlement Agreement. Upon payment, NYDIG agreed to release the NYDIG Defendants and their affiliates from all related claims, other than obligations under the Settlement Agreement. The Company has recorded a gain on extinguishment of debt for the outstanding principal and accrued interest and penalties. As of December 31, 2025, the Settlement Agreement amount has been fully paid and satisfied.

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
We had warrants issued during 2024 and 2025 for purposes of equity financing and debt exchanges. Some of the warrants were considered freestanding equity-classified instruments due to their detachable and separately exercisable features and meet the indexation criteria within derivative accounting. Accordingly, those warrants were presented as a component of Stockholders’ Equity in accordance with derivative accounting. Other warrants did not meet equity classification and were recorded as a liability until such warrants were exercised or an amendment to the warrant agreement occurred. We used a Black-Scholes simulation module in performing its fair value assumptions in relation to warrants issued during the course of the year. Inherent in a Black-Scholes simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield.
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
As of December 31, 2025, and 2024, the fair values of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses approximated their carrying values because of the short-term nature of these instruments.

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
Recent Accounting Pronouncements
A discussion of recently adopted and new accounting pronouncements is included in Note [2] of the Consolidated Financial Statements included in this Annual Report.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 8: Financial Statements and Supplementary Data
The Company’s Consolidated Financial Statements begin on page F-1 and are incorporated in this Item 8 by reference.
Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A: Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of SHI’s disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and we necessarily apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to the following material weakness:

•During the close of Soluna Holdings, Inc.’s Form 10-K for the year ended December 31, 2025, it was noted that certain control activities over balance sheet classification and presentation were not performed with sufficient precision aggregating to a material weakness. Specifically, errors were identified related to (i) the classification of current and long-term debt, (ii) a lease classification and valuation, and (iii) an overstatement in deposits on equipment and current liabilities. Although management corrected these errors prior to issuance of the filing, the nature and number of adjustments indicate that the Company’s controls over balance sheet classification and presentation were not operating effectively.

Notwithstanding the existence of this material weakness, management has concluded that the Company’s consolidated financial statements in its Annual Report on Form 10-K for the period ended December 31, 2025 are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America.

Remediation:

Our Board of Directors and management take internal control over financial reporting and the integrity of our financial statements seriously. Management continues to work to improve its controls related to our material weaknesses. The remediation actions include: (i) enhancing design and documentation related to complex transactions and control activities, and (ii) developing robust review procedures to ensure the proper recording and reporting of the complex transactions. To achieve the timely implementation of the above, management has commenced the following actions and will continue to assess additional opportunities for remediation on an ongoing basis:

•Implement more robust internal policies and procedures relating to balance sheet presentations, with a specific focus on establishing reliable controls over lease accounting to ensure the accuracy of financial reporting.

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

(b)Management’s Report on Internal Control Over Financial Reporting
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
Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth in Internal Control-Integrated Framework (2013 version) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation using the criteria set forth in Internal Control-Integrated Framework, Management has concluded that our internal control over financial reporting was not effective as of December 31, 2025.
This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only Management’s Report in this annual report.
(c)Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended December 31, 2025, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Item 9B: Other Information
During the fiscal quarter ended December 31, 2025, John Belizaire, our Chief Executive Officer and a director of the Company, adopted a Rule 10b5-1 plan on December 16, 2025, which shall terminate on April 19, 2028. For purposes of this disclosure, the maximum aggregate number of shares to be sold pursuant to Mr. Belizaire’s Rule 10b5-1 trading arrangement is 9,000 shares of Series A Preferred Stock. The trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c).

Except as provided above, none of the Company’s directors and officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended December 31, 2025 (each as defined in Item 408 of Regulation S-K under the Exchange Act).

On March 24, 2026, we entered into a Standby Equity Purchase Agreement (the “2026 SEPA”) with YA II PN, LTD., a Cayman Islands exempt limited company (“YA”). In accordance with the terms of the SEPA, YA has agreed to purchase up to an aggregate of $250.0 million of shares of common stock (the “2026 SEPA Shares”) from time to time subject to the limits and the conditions of the 2026 SEPA. Pursuant to the 2026 SEPA, we issued to YA a commitment fee of $250 thousand of shares of common stock (the “Commitment Shares”).

The offer and sale of the 2026 SEPA Shares and the issuance of the Commitment Shares is and will be made in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act. Pursuant to the 2026 SEPA, we have agreed to file a Registration Statement on Form S-1 covering the resale of the 2026 SEPA Shares and the Commitment Shares.

Item 9C: Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The following table sets forth the names, positions and ages of our executive officers and directors as of March 25, 2026:

Name	Age	Position
Executive Officers:
John Belizaire	54	Chief Executive Officer and Director
David C. Michaels	70	Chief Financial Officer and Director
Michael Toporek (1)	61	Executive Chairman of the Board of Directors
Jessica L. Thomas	52	Chief Accounting Officer
Mary O’Reilly	49	Chief People Officer
Directors:
Edward R. Hirshfield (2)(4)	53	Director
William P. Phelan (1)(2)(3)	69	Director
John Bottomley (1)(2)(3)	58	Director
Matthew E. Lipman (1)	47	Director
Agnieszka Budzyn (2)	45	Director
William Hazelip (3)(4)	46	Director
Thomas J. Marusak (2)(4)	75	Director
(1)Member of Executive Committee
(2)Member of Audit Committee
(3)Member of Compensation Committee
(4)Member of Nominating and Corporate Governance Committee
Executive Officers
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
David C. Michaels has served as a member of the Board since August 2013, as our Lead Independent Director from June 2016 until April 2023 and as our Chairman of the Board from January 2017 to January 2022. Mr. Michaels served as Interim Chief Financial Officer of the Company from April 2023 through April 2024. Mr. Michaels has also served as the Company’s Interim Chief Financial Officer and Treasurer, from August 2025 and will resign from such position on April 1, 2026, upon the appointment of Mr. Picchi as the Chief Financial Officer of the Company. Mr. Michaels served as the Chief Financial Officer of the American Institute for Economic Research, Inc., an internationally-recognized economics research and education organization, from October 2008 until his retirement in May 2018. Prior to that, Mr. Michaels served as Chief Financial Officer at Starfire Systems, Inc. from December 2006 to September 2008. Mr. Michaels worked at Albany International Corp. from March 1987 to December 2006 as Vice President, Treasury and Tax, and Chief Risk Officer. Mr. Michaels also worked at Veeco Instruments from May 1979 to March 1987 in various roles including

Controller and Tax Manager. Mr. Michaels is the Chairman of the board of directors and Chair of the Audit Committee of Iverson Genetic Diagnostics, Inc. Mr. Michaels also serves as a member of the Board of Governors and Treasurer of the Country Club of Troy. Mr. Michaels has a B.S. with dual majors in Accounting and Finance and a minor in Economics from the University at Albany and completed graduate-level coursework at LIU Post (formerly C.W. Post Campus of Long Island University). Mr. Michaels also completed the Leadership Institute Program at the Lally School of Management & Technology at Rensselaer Polytechnic Institute. Mr. Michaels contributes more than 30 years of international financial and operating experience in a wide variety of roles in both public and private organizations to the Board, which the Board believes qualifies him to serve as a director.

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
Non-Employee Directors
Edward R. Hirshfield has served as a member of the Board since October 2016. He served as a director of our former subsidiary, MTI Instruments, Inc. (“MTI Instruments”), from October 2016 until its sale in April 2022 and of our subsidiary, SCI, since its incorporation in January 2020. Mr. Hirshfield is currently SVP/ Head of DIP Lending and Special Situations at East West Bank. From 2018 to 2023, Mr. Hirshfield served as Managing Director in the restructuring group at B. Riley FBR, Inc., a leading financial services provider, where he advised stressed and distressed companies and their constituencies. From 2015 until 2018, Mr. Hirshfield served as a partner at Steppingstone Group, LLC, a special situations private equity fund located in New York. Mr. Hirshfield began his career as a loan officer at CIT Group Inc. and then became a restructuring advisor at a boutique investment bank, CDG Group. In 2003, Mr. Hirshfield moved over to the buy side and joined Longacre Fund Management, LLC, a $2.5 billion distressed debt fund. Mr. Hirshfield continued as a distressed investor at Del Mar Asset Management, LP, Ramius LLC, and most recently Apple Ridge Advisors LLC from 2010 through 2015. Mr. Hirshfield has a B.S. in Applied Mathematics from Union College and an M.B.A. from Fordham University Graduate School of Business. Mr. Hirshfield brings over 20 years of experience understanding and analyzing public and private companies. He has an expertise in providing operational and investment recommendations as well as providing extensive valuation and credit analysis, which the Board believes qualifies him to serve as a director.
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
John Bottomley, CFA, has served as a member of the Board since October 2021. Mr. Bottomley served on the Executive Committee of SCI since January 2021 prior to our acquisition of Soluna Callisto Holdings, Inc. (“Soluna Callisto”). Mr. Bottomley is a co-founder of Greenspar.x srl, a utility-scale battery energy system development platform with an initial focus on Italy. Prior to Greenspar.x srl, Mr. Bottomley was an employee of Greenvolt France, and a Member of the board of directors of Greenvolt USA, from June 2021 to March 2024. Mr. Bottomley was the co-founder, Partner and has been Chief Development Officer of V-Ridium Europe, from June 2020 to July 2021. Mr. Bottomley has also served as a Deputy Strategy Director at Blockchain Climate Institute, a London-based think tank, from July 2021 to December 2022. From August 2017 to March 2020, Mr. Bottomley served as the Senior Vice President, Global Development at Vestas Wind Systems A/S, a market leader in the wind industry. Mr. Bottomley served various leadership roles at GE Energy Financial Services, from September 2014 to May 2017. He also held numerous executive positions at The AES Corporation, Verde Ventures Ltd. and Enron Europe Ltd. He started his career with Goldman, Sachs & Co in New York. Additionally, Mr. Bottomley served on various international joint venture boards, including the boards of directors of Vestas-WEB development JV (Italy, Germany and France) from 2018 to 2020, Vestas-WKN joint venture (Poland) from 2018 to 2019, Vestas-GEO joint venture (Poland) from 2018 to 2020, Vestas EMP Holdings (Ireland, Iceland, Uganda and Ghana) from 2018 to 2020, Sowitech, a German based international renewable energy development company from 2019 to 2020, GE-Advanced Power JV (U.S.) from 2015 to 2016, GE-Maintream JV (Vietnam) from 2015 to 2016, AES-Innovent (France) from 2009 to 2012, AES-WEL (UK) from 2008 to 2012, and Enron-OPET (Turkey) from 2000 to 2001. Mr. Bottomley has a B.S. in Computer Engineering from Clemson University, an M.B.A. in Finance and International Business from NYU Stern School of Business, an M.S. in Blockchain and Digital Currencies from the University of Nicosia, Cyprus and is a Chartered Financial Analyst. Mr. Bottomley is a successful cleantech entrepreneur, venture capitalist and has served on several boards of directors, which the Board believes qualifies him to serve as a director.

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

Matthew E. Lipman has served as a member of the Board since October 2016. Since 2004, Mr. Lipman has served as Managing Director of Brookstone Partners. Mr. Lipman’s responsibilities at Brookstone Partners include identifying and evaluating investment opportunities, performing transaction due diligence, managing the capital structure of portfolio companies, and working with management teams to implement operational and growth strategies. In addition, Mr. Lipman is responsible for executing add-on acquisitions and other portfolio company-related strategic projects. From July 2001 through June 2004, Mr. Lipman was an analyst in the mergers and acquisitions group at UBS Financial Services Inc., responsible for formulating and executing on complex merger, acquisition, and financing strategies for Fortune 500 companies in the industrial, consumer products, and healthcare sectors. Mr. Lipman currently serves as Chief Executive Officer and a director of Capstone Holding Corp. (Nasdaq: CAPS) and on the board of directors of Advanced Disaster Recovery Inc., Virginia Abrasives, Inc., TotalStone Holdings, LLC, and Harmattan Energy Limited.. Mr. Lipman has a B.S. in Business Administration from Babson College. Mr. Lipman brings over 20 years of experience working with companies to establish growth strategies and execute acquisitions, is proficient in reading and understanding financial statements, generally accepted accounting principles, and internal controls as a direct result of his investment experience evaluating companies for potential investments and the management of financial reporting and capital structure for four portfolio companies, as well as relevant experience in serving on other boards of directors, which the Board believes qualifies him to serve as a director.

Agnieszka (Agnes) Budzyn has served as a member of the Board and the Audit Committee since October 2025. Ms. Budzyn is the Managing Partner of Bluedge Ventures, a position she has held since 2023, focusing on early-stage investments in digital infrastructure and dual-use technology with both commercial and defense applications. Her career spans over a decade in traditional finance, including roles at BlackRock from 2007 to 2017, one of the world's largest investment management firms. Ms. Budzyn also served as an early member of the leadership team at ConsenSys from 2017 to 2019, a blockchain technology company operating within the Ethereum ecosystem, where she focused on bridging traditional finance and emerging blockchain solutions. Ms. Budzyn holds pretigious board positions at the Yale Club Audit Committee, the Biden Institute, and serves on the London Stock Exchange/FTSE Russell Digital Asset Advisory Committee. Her experience spans digital infrastructure, energy transition, technology enablement, digital assets and capital markets. She brings additional expertise in growth and product strategies, IPO readiness, business transformation, and governance, particularly as companies grow or seek strategic funding. Ms. Budzyn holds a Bachelor of Science in Accounting from Montclair State University. She has also completed executive education programs at Nanyang Technological University in Singapore, focusing on Smart Cities and Urban Innovation, and at Harvard University's Kennedy School of Government, focusing on Global Leadership and Public Policy. The Board believes her breadth of experience qualifies her to serve as a director.

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
Under such rules, the Board has determined that Messrs. Bottomley, Hazelip, Hirshfield, Marusak,Phelan, and Ms. Budzyn are “independent directors,” as defined by the rules and listing standards of Nasdaq. Messrs. Michaels, Belizaire, Lipman and Toporek are not independent directors under the Nasdaq rules. In making such independence determinations, our board of directors considered the relationships that each non-employee director has with us and all other facts and circumstances that our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. In considering the independence of the directors listed above, our board of directors considered the association of our directors with the holders of more than 5% of our common stock. There are no family relationships among any of our directors and executive officers.

Board Of Directors Committees
The Board has an Audit Committee, a Nominating and Corporate Governance Committee, a Compensation Committee, and an Executive Committee.
Audit Committee
The Board has adopted an Audit Committee charter, which is published on our website at https://www.solunacomputing.com/investors/governance/. The Audit Committee consists of Messrs. Marusak (Chair), Hirshfield, Phelan, Bottomley, and Ms.Budzyn. The Board has determined that each member of the Audit Committee is independent, as defined under the applicable rules and listing standards of Nasdaq and SEC rules and regulations. In addition, the Board has determined that Mr. Marusak qualifies as an “audit committee financial expert” as defined in the rules and regulations of the SEC.
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
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own more than 10% of our outstanding common shares to file reports with the SEC regarding their share ownership and changes in their ownership of our common shares. Based on our records and representations from our directors and executive officers, we believe that all Section 16(a) filing requirements applicable to our directors and executive officers were complied with during the fiscal year ended December 31, 2025, except for the following: due to an administrative error, Ms. Budzyn failed to timely report the acquisition of Common Stock on October 15, 2025, in addition to administrative errors by Mr. Belizaire and Ms. Thomas failed to timely file Form 4s on December 1, 2025, to report the disposition of 20,979 shares of Common Stock for Mr. Belizaire, and the disposition of 3,412 shares of Common Stock for Ms. Thomas.
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

Summary of Cash and Other Compensation
The following table sets forth the total compensation awarded to, earned by, or paid to, for services rendered in all capacities to the Company during the fiscal years ended December 31, 2025 and December 31, 2024, our “named executive officers,” as defined in SEC rules.
SUMMARY COMPENSATION TABLE

Name and Principal		Salary	Bonus	Stock Awards		All Other Compensation	Total
Position	Year	($)	($)	($)(1)		($)(2)	($)
John Belizaire
Chief Executive Officer	2025	463,050	471,742	5,058,182	(4)	14,772	6,007,746
	2024	450,000	—	1,718,244	(4)	13,800	2,182,044

David Michaels
Chief Financial Officer (3)	2025	280,745	—	1,416,151		—	1,696,896

Michael Toporek
Executive Chairman of the Board	2025	315,000	—	12,186,164	(5)	12,600	12,513,764
	2024	315,000	—	6,727,285	(5)	12,600	7,054,885

(1)Represents the grant date fair value in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 of the grants during each year presented. The value was determined by using the grant date fair value per award multiplied by the shares granted, as per the grant date.
(2)Represents the Company’s 401K match for the executive employees named.
(3)In connection with the previous Chief Financial Officer's resignation, on August 8, 2025, Mr. Michaels, was reappointed as the Company’s interim CFO and Treasurer, effective August 21, 2025. As his time as a board director and interim CFO during fiscal year, Mr. Michaels was granted 86,512 restricted stock awards of common stock on June 1, 2025, 116,579 restricted stock awards of common stock on September 1, 2025 and 801,222 restricted stock awards on December 1, 2025. Mr. Michaels earned $200,160 in fees and stock awards as a Director of the Company and $1,496,736 in fees and stock awards as an Officer of the Company in fiscal year 2025.
(4)Mr. Belizaire was granted 309,004 restricted stock awards of common stock on June 1, 2025, 416,394 restricted stock awards on September 1, 2025, and 2,861,788 restricted stock awards on December 1, 2025. Mr. Belizaire was granted 141,176 restricted stock awards of common stock on April 15, 2024, 100,000 restricted Series A preferred stock awards on April 15, 2024, 21,361 restricted stock awards on June 1, 2024, 170,800 restricted stock awards on September 1, 2024, and 153,745 restricted stock awards on December 1, 2024.
(5)Mr. Toporek was granted 744,454 restricted stock awards of common stock on June 1, 2025, 1,003,716 restricted stock awards on September 1, 2025, and 6,894,614 restricted stock awards on December 1, 2025. Mr. Toporek was granted 317,647 restricted stock awards of common stock on April 15, 2024, 1,244,969 restricted Series A preferred stock awards on April 15, 2024, 51,464 restricted stock awards on June 1, 2024, 439,706 restricted stock awards on September 1, 2024, and 370,402 restricted stock awards on December 1, 2024.

Employment Agreements
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
Michael Toporek

In connection with the employment of Michael Toporek as our Chief Executive Officer, effective as of January 14, 2022, the Company entered into an employment agreement with Mr. Toporek (as amended on November 20, 2023, the “Toporek Employment Agreement”). Pursuant to the Toporek Employment Agreement, Mr. Toporek agreed to serve as our Chief Executive Officer until May 1, 2023 and as our Executive Chairman until May 1, 2028, in consideration for an annual cash salary of $300,000, which is subject to annual review by the Board or the Compensation Committee and may be increased from time to time by the Board or the Compensation Committee (“Toporek Base Salary”). The Toporek Employment Agreement provides for (i) annual performance bonuses based on attainment of one or more individual or business performance goals proposed by Mr. Toporek and approved by the Compensation Committee in its sole discretion (the “Annual Performance Bonus” and such target Annual Performance Bonus for a given calendar year, the “Target Performance Bonus”); and (ii) eligibility for employee benefit plans in effect until Mr. Toporek’s employment with the Company is terminated.

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

Pursuant to the Toporek Employment Agreement, if Mr. Toporek is terminated for any reason other than termination without cause or resignation for good reason, he is entitled to receive (i) a lump sum payment in the amount equal to the sum of Mr. Toporek’s earned but unpaid Toporek Base Salary through the date of termination, (ii) his earned but unpaid Annual Performance Bonus for the calendar year preceding the date of termination, (iii) his accrued but unused vacation days as of the date of termination, (iv) reimbursement for any unreimbursed business expenses incurred through the date of termination, and (v) any other benefits or rights Mr. Toporek will have accrued or earned through his date of termination under the terms of any employee benefit plan. Additionally, if Mr. Toporek is terminated without cause or he resigns for good reason, subject to satisfaction of certain release conditions, he will also be entitled to coverage under any health insurance plan covering Mr. Toporek for 12 months after the termination of his employment, three years of his then-current Toporek Base Salary and the Target Performance Bonus for the calendar year containing the date of termination, both paid in a single lump sum in cash on the first regular Company payroll date next following the 60th calendar day following the date of termination.

David Michaels

In connection with Mr. Michaels' appointment as interim CFO and Treasurer, effective August 21, 2025, the Company and Mr. Michaels entered into a consulting agreement, effective August 21, 2025 (the “Consulting Agreement”). The Consulting Agreement provides for a four month term providing for consulting fees of $30,000 per month, with the potential to extend the monthly term in the search for a new CFO. Under the Consulting Agreement, the Company agreed to provide Mr. Michaels with D&O insurance until the five year anniversary of the termination or expiration of the Consulting Agreement and to reimburse Mr. Michaels for all reasonable and approved out-of-pocket expenses incurred in connection with the performance of his duties under the Consulting Agreement. The Company may terminate the Consulting Agreement at any time upon thirty days written notice to Mr. Michaels.

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
Outstanding Equity Awards at Fiscal Year End
The following table provides information as to equity awards granted by the Company and held by John Belizaire, David Michaels and Michael Toporek, outstanding as of December 31, 2025.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)

John Belizaire	-	-	-	-	-	-	-	3,887,707	4,830,137
David Michaels	600	-	-	22.50	12/12/2028	-	-	1,193,512	1,835,059
Michael Toporek	300	-	-	22.50	12/12/2028	-	-	11,066,432	23,256,069
Director Compensation for Fiscal Year 2025
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

Directors who are also our employees, in particular Mr. Toporek, Mr. Belizaire, and Mr. Michaels for his time served as Interim CFO, are not compensated for serving on the Board. There were no changes for the fiscal years 2024 and 2025.
The following table details the total compensation of the Company’s non-employee directors for the fiscal year ended December 31, 2025.

	Fees Earned or Paid in Cash	Stock awards		Stock options	Total
Name	($)	($)(1)		($)(2)	($)
John Bottomley	35,000	1,210,862	(3)	-	1,245,862
William Hazelip	20,000	1,210,862	(4)	-	1,230,862
Edward R. Hirshfield	20,000	1,210,862	(5)	-	1,230,862
Matthew E. Lipman	35,000	1,210,862	(6)	-	1,245,862
Thomas J. Marusak	35,000	1,416,152	(7)	-	1,451,152
William P. Phelan	60,000	1,622,436	(8)	-	1,682,436
Agnieszka Budzyn	7,500	1,149,650	(9)		1,157,150
(1)Represents the aggregate grant date fair value for grants made in 2025 computed in accordance with FASB ASC Topic 718. This calculation does not give effect to any estimate of forfeitures related to service-based vesting, but assumes that the director will perform the requisite service for the award to vest in full.
(2)There were no stock options granted to the members of the Board for the fiscal year ended December 31, 2025. The aggregate number of shares of Common Stock underlying stock options outstanding as of December 31, 2025 held by each of Mr. Hirshfield and Mr. Lipman was 300, the aggregate number of shares of Common Stock underlying stock options outstanding as of December 31, 2025 held by Mr. Marusak was 125, the aggregate number of shares of Common Stock underlying stock options outstanding as of December 31, 2025 held by Mr. Michaels was 600 and the aggregate number of shares of Common Stock underlying stock options outstanding as of December 31, 2025 held by Mr. Phelan was 250. Each of Mr. Bottomley, Mr. Hazelip, and Ms. Budzyn did not hold any stock options as of December 31, 2025.
(3)Mr. Bottomley was granted 73,972 restricted stock awards of common stock on June 1, 2025, 99,679 restricted stock awards on September 1, 2025, and 685,074 restricted stock awards on December 1, 2025. As of December 31, 2025, Mr. Bottomley held 1,640 restricted stock units, 975,198 restricted stock awards and 26,489 restricted Series A preferred stock awards.
(4)Mr. Hazelip was granted 73,972 restricted stock awards of common stock on June 1, 2025, 99,679 restricted stock awards on September 1, 2025, and 685,074 restricted stock awards on December 1, 2025. As of December 31, 2025, Mr. Hazelip held 1,120 restricted stock units, 975,198 restricted stock awards and 26,489 restricted Series A preferred stock awards.
(5)Mr. Hirshfield was granted 73,972 restricted stock awards of common stock on June 1, 2025, 99,679 restricted stock awards on September 1, 2025, and 685,074 restricted stock awards on December 1, 2025. As of December 31, 2025, Mr. Hirshfield held 1,120 restricted stock units, 975,198 restricted stock awards and 11,007 restricted Series A preferred stock awards.
(6)Mr. Lipman was granted 73,972 restricted stock awards of common stock on June 1, 2025, 99,679 restricted stock awards on September 1, 2025, and 685,074 restricted stock awards on December 1, 2025. As of December 31, 2025, Mr. Lipman held 1,640 restricted stock units, 975,198 restricted stock awards and 26,489 restricted Series A preferred stock awards.
(7)Mr. Marusak was granted 86,512 restricted stock awards of common stock on June 1, 2025, 116,579 restricted stock awards on September 1, 2025, and 801,222 restricted stock awards on December 1, 2025. As of December 31, 2025, Mr. Marusak held 1,640 restricted stock units, 1,140,535 restricted stock awards and 52,977 restricted Series A preferred stock awards.

(8)Mr. Phelan was granted 99,115 restricted stock awards of common stock on June 1, 2025, 133,560 restricted stock awards on September 1, 2025, and 917,932 restricted stock awards on December 1, 2025. As of December 31, 2025, Mr. Phelan held 3,240 restricted stock units, 1,306,678 restricted stock awards and 124,233 restricted Series A preferred stock awards.
(9)Ms. Budzyn was granted 135,000 restricted stock awards of common stock on October 15, 2025, and 350,000 restricted stock awards on December 1, 2025. As of December 31, 2025, Ms. Budzyn held 485,000 restricted stock awards.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance Under Equity Compensation Plans
The following table presents certain information as of December 31, 2025, with respect to the Soluna Holdings, Inc. Third Amended and Restated 2021 Stock Incentive Plan (the “2021 Plan”) and the Soluna Holdings, Inc. Amended and Restated 2023 Stock Incentive Plan (the “2023 Plan”, together with the 2021 Plan, the “Plans”), under which equity securities of the Company are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1) (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	511,625	$0.11	10,696,014	(2)
Equity compensation plans not approved by security holders	-	-	-
(1)The securities available under the Plans for issuance and issuable pursuant to exercises of outstanding options may be adjusted in the event of a change in outstanding stock by reason of stock dividend, stock splits, reverse stock splits, etc.
(2)On the first trading day of each quarter commencing January 1, 2025 and continuing through the second quarter of the fiscal year ending December 31, 2027, the number of shares of our Common Stock reserved for issuance under the 2021 Plan shall increase by 22.75% of the number of shares of Common Stock outstanding on such date. On the first trading day of each quarter commencing July 1, 2023, the number of shares of our Common Stock reserved for issuance under the 2023 Plan shall increase by 23.75% of the number of shares of Common Stock outstanding on such date.
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
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth certain information regarding shares of Common Stock beneficially owned as of March 16, 2026, for (i) each stockholder known to be the beneficial owner of more than 5% of our outstanding shares of Common

Stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares over which such person, directly or indirectly, exercises sole or shared voting or investment power.

Name of Beneficial Owner(2)	Number(2)	Percent of Class(1)
Named Executive Officers
Michael Toporek(3)	9,822,282	8.9%
John Belizaire(4)	4,053,287	3.7%
David C. Michaels(12)	1,180,387	1.1%

Non-Employee Directors
Matthew E. Lipman(6)	977,402	* %
William P. Phelan(7)	1,318,964	1.2%
Thomas J. Marusak(8)	1,149,165	1.0%
Edward R. Hirshfield(9)	976,618	* %
William Hazelip(10)	976,458	* %
John Bottomley(11)	977,158	* %
Agnieszka Budzyn(13)	485,000	* %
All current directors and executive officers as a group (10 persons)	21,916,721	19.8%

Greater than 5% Holders
Chuntao Zhou(14)	6,650,416	4.99%
Robert Bugbee (15)	9,168,000	8.3%
*Less than 1%
(1)Based on 110,827,939 shares of Common Stock outstanding on March 16, 2026, and, with respect to each individual holder, rights to acquire shares of Common Stock exercisable within 60 days of March 20, 2026.
(2)Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares of Common Stock beneficially owned by the stockholder.
(3)Includes 300 shares of Common Stock issuable to Mr. Toporek upon exercise of stock options exercisable as of March 16, 2026. Includes 9,821,463 restricted stock awards representing shares of Common Stock, which will vest 100% upon the reporting person’s separation from the Company.
(4)Includes 181,294 restricted stock awards representing shares of Common Stock, which vested 66% during 2024 and 2025 and will vest 34% on June 1, 2026, in each case subject to the reporting person remaining in the service of the Company on each such vesting date. Includes 152,043 restricted stock awards representing shares of Common Stock, which vested 33% on September 1, 2025, and will vest 33% on September 1, 2026, and 34% on September 1, 2027, in each case subject to the reporting person remaining in the service of the Company on each such vesting date. Includes 153,745 restricted stock awards representing shares of Common Stock, which vested 33% on December 1, 2025 and Mr. Belizaire withheld 20,979 shares for tax withholdings, and will vest 33% on December 1, 2026, and 34% on December 1, 2027, in each case subject to the reporting person remaining in the service of the Company on each such vesting date. Includes 309,004 restricted stock awards representing shares of Common Stock, which will vest 33% on June 1, 2026, 33% on June 1, 2027, and 34% on June 1, 2028, in each case subject to the reporting person remaining in the service of the Company on each such vesting date. Includes 416,394 restricted stock awards representing shares of Common Stock, which will vest 33% on September 1, 2026, 33% on September 1, 2027, and 34% on September 1, 2028, in each case subject to the reporting person remaining in the service of the Company on each such vesting date. Includes 2,861,788 restricted stock awards representing shares of Common Stock, which will vest 33% on December 1, 2026, 33% on December 1, 2027, and 34% on December 1, 2028, in each case subject to the reporting person remaining in the service of the Company on each such vesting date.

(5)Includes 300 shares of Common Stock issuable to Mr. Lipman upon exercise of stock options exercisable within 60 days of March 16, 2026. Includes 975,198 restricted stock awards representing shares of Common Stock, which will vest 100% upon the reporting person’s separation from the Company.
(6)Includes 250 shares of Common Stock issuable to Mr. Phelan upon exercise of stock options exercisable within 60 days of March 16, 2026. Includes 1,306,678 restricted stock awards representing shares of Common Stock, which will vest 100% upon the reporting person’s separation from the Company.
(7)Includes 125 shares of Common Stock issuable to Mr. Marusak upon exercise of stock options exercisable within 60 days of March 16, 2026. Includes 1,140,535 restricted stock awards representing shares of Common Stock, which will vest 100% upon the reporting person’s separation from the Company.
(8)Includes 300 shares of Common Stock issuable to Mr. Hirshfield upon exercise of stock options exercisable within 60 days of March 16, 2026. Includes 975,198 restricted stock awards representing shares of Common Stock, which will vest 100% upon the reporting person’s separation from the Company.
(9)Includes 975,198 restricted stock awards representing shares of Common Stock, which will vest 100% upon the reporting person’s separation from the Company.
(10)Includes 975,198 restricted stock awards representing shares of Common Stock, which will vest 100% upon the reporting person’s separation from the Company.
(11)Includes 600 shares of Common Stock issuable to Mr. Michaels upon exercise of stock options exercisable within 60 days of March 16, 2026. Includes 1,140,535 restricted stock awards representing shares of Common Stock, which will vest 100% upon the reporting person’s separation from the Company.
(12)Includes 135,000 shares of restricted stock as an initial grant upon initiation of board service. Of these shares, 33% will vest on September 1, 2026, 33% will vest on September 1, 2027, and 34% will vest on September 1, 2028, in each case subject to the reporting person remaining in the service of the Company on each such vesting date. Includes 300,000 shares of restricted stock awards. Of these shares, 33% will vest on December 1, 2026, 33% will vest on December 1, 2027, and 34% will vest on December 1, 2028, in each case subject to the reporting person remaining in the service of the Company on each such vesting date.
(13)Includes 135,000 shares of restricted stock as an initial grant upon initiation of board service. Of these shares, 33% will vest on each of September 1, 2026 and September 1, 2027, and 34% will vest on September 1, 2028, in each case subject to the reporting person remaining in the service of the Company on each such vesting date. Includes 350,000 shares of restricted stock of which, 33% will vest on each of December 1, 2026 and December 1, 2027, and 34% will vest on December 1, 2028, in each case subject to the reporting person remaining in the service of the Company on each such vesting date.
(14)Includes warrants to purchase 140,000 shares of Common Stock that are exercisable within 60 days of March 16, 2026, and 6,510,416 shares of Common Stock underlying 62,500 shares of Series B Preferred Stock which are subject to a 4.99% beneficial ownership blocker and may be converted within 60 days of March 16, 2026. The number of shares listed in the first column assumes the full conversion of the shares of Series B Preferred Stock without regard to any limitations on exercise, but the percentage set forth in the second column is limited by the 4.99% beneficial ownership blocker.
(15)Represents Mr. Bugbee's common stock ownership reported on Schedule 13G filed on February 11, 2026.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The following is a description of transactions since January 1, 2024, and each currently proposed transaction in which:
•We have been or are to be a participant;
•the amount involved exceeded or will exceed the lesser of $120,000 or 1% of our total assets at year-end for our last two completed fiscal years; and

•any of our directors, executive officers or beneficial owners of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest, other than compensation and other arrangements that are described in the section titled “Executive Compensation.”
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
Due to conditions being met within the Merger Agreement in relation to energization and retention of employees, the Company has advised SCI US Holdings LLC, a Delaware limited liability company, who is the sole Effective Time Holder (as defined in the Merger Agreement) of the right to receive the Merger Shares of the Company and that 19,800 Merger Shares were issued on May 26, 2023, 39,600 Merger Shares were issued on October 10, 2023, and 17,820 Merger Shares were issued on October 8, 2025. SCI US Holdings LLC has consented to the issuance of such Merger Shares as required under the Merger Agreement and has directed the Company to issue such Merger Shares to its affiliate, HEL. Following the issuance of the 77,220 Merger Shares, a total of 41,580 Merger Shares remains available for possible issuance through October 29, 2026 pursuant to the terms of the Merger Agreement as of December 31, 2025. On February 6, 2026, the Company issued an additional 10,692 Merger Shares, due to 18 MW of energization being met, as such as of the date of these consolidated financial statements, a total of 30,888 Merger Shares remains available for possible issuance through October 29, 2026.
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
In addition, one of the Company’s directors, Matthew E. Lipman, serves as a director and is currently acting as President of HEL. Mr. Lipman does not directly own any equity interest in Tera Joule, which owns 9.2% of HEL; however, as a result of his position as a director and officer of Brookstone IAC, which is the manager of Tera Joule, he has dispositive power over the equity interests that Tera Joule owns in HEL. As a result, the approximate dollar value of the amount of Mr. Toporek’s and Mr. Lipman’s interest in the Company’s transactions with HEL for the year ended December 31, 2025 was $0 and $0.
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

The Company owned approximately 1.79% of HEL, calculated on a converted fully diluted basis, as of December 31, 2025. The Company may enter into additional transactions with HEL in the future.
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
Item 14. Principal Accountant Fees and Services
Principal Accountant Fees and Services
The following table summarizes the fees paid for professional services rendered by UHY LLP, our independent registered public accounting firm, for each of the last fiscal years:

	For the Years End December 31,
	2025	2024
Audit fees	$715,000	$715,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	140,000	118,000
Total	$855,000	$833,000
Audit Fees
Audit fees for the fiscal years ended December 31, 2025 and 2024, were for professional services rendered for the annual financial statements audit and related audit procedures, the audit of internal control over financial reporting, work performed in connection with any registration statements, including comfort letters, and any applicable Current Reports on Form 8-K and the review of any of our Quarterly Reports on Form 10-Q.
All Other Fees
All other fees for the fiscal years December 31, 2025 and 2024 were for professional services rendered for standalone financial statements audits and related audit procedures of multiple subsidiaries of Soluna Digital, Inc.

Audit Committee Pre-Approval Policies and Procedures
The Audit Committee has adopted the following policies and procedures under which frequently-utilized audit and non-audit services are pre-approved by the Audit Committee and the authority to authorize the independent registered public accountants to perform such services is delegated to a single committee member or executive officer.
a)Annual audit, quarterly review, and annual tax return services will be pre-approved upon review and acceptance of the tax and audit engagement letters submitted by the independent registered public accountants to the Audit Committee.
b)Additional audit and non-audit services related to the resolution of accounting issues or the adoption of new accounting standards, audits by tax authorities, or reviews of public filings by the SEC must be pre-approved by the Audit Committee and the authority to authorize the independent registered public accounting firm to perform such services is delegated to the Chairman of the Audit Committee for fees up to $5,000, and for fees above $5,000 entire Committee approval is required.
c)Additional audit and non-audit services related to tax savings strategies, tax issues arising during the preparation of tax returns, tax estimates, and tax code interpretations must be pre-approved by the Audit Committee and the authority to authorize the independent registered public accounting firm to perform such services is delegated to the Chairman of the Audit Committee for fees up to $5,000, and for fees above $5,000 entire Committee approval is required.
d)Additional audit and non-audit services related to the tax and accounting treatments of proposed business transactions must be pre-approved by the Audit Committee and the authority to authorize the independent registered public accountants to perform such services is delegated to the Chairman of the Audit Committee for fees up to $5,000, and for fees above $5,000 entire Committee approval is required.
e)Quarterly and annually, a detailed analysis of audit and non-audit services will be provided to and reviewed with the Audit Committee.

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

3.12
Certificate of Amendment to Articles of Incorporation, filed with the Secretary of State of Nevada on November 7, 2025 (incorporated by reference to the Company’s Current Report on Form 8-K Report filed November 10, 2025).

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

4.6	Form of Representative’s Warrant (incorporated by reference from Exhibit 4.2 of the Company’s Form 8-K Report filed December 29, 2021).

4.7	Form of Class G Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2022).

4.8	Description of Securities

4.9	Form of A Warrant dated May 11, 2023 (incorporated by reference to Exhibit 4.17 to the Quarterly Report on Form 10-Q filed on May 15, 2023 (the “First Quarter 2023 Form 10-Q”))

4.10	Form of B Warrant dated May 11, 2023 (incorporated by reference to Exhibit 4.18 to the First Quarter 2023 Form 10-Q)

4.11	Form of Warrant- Extension $0.01 Warrant (dated February 28, 2024) (incorporated by reference to Exhibit 4.23 the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2024)

4.12	Form of Warrant- Five Year Warrant for Exercise of $6.00 Repriced Warrant (incorporated by reference to Exhibit 4.24 the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2024)

4.13	Form of Certificate of Amendment to the Certificate of Designation for the Series B Stock (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2024)

4.14	Form of Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2025)

4.15	Form of Series A Warrant issued in the Offering (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2025).

4.16	Form of Series B Warrant issued in the Offering (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2025)

4.17	Form of Pre-Funded Warrant issued in the Offering (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2025).

4.18	Form of Placement Agent Warrant issued in the Offering (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2025).

4.19	Form of Pre-Funded Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2025).

4.20	Form of Common Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2025).

4.21	Form of Pre-Funded Warrant (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on December 5, 2025).

4.22	Form of Series C Warrant (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on December 5, 2025).

4.23	Form of Placement Agent Warrant (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on December 5, 2025).

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

10.20
Amended and Restated Contingent Rights Agreement dated November 5, 2021, by and between Harmattan Energy, Ltd. and Soluna Holdings, Inc. (incorporated by reference from Exhibit 10.26 of the 2021 Form 10-K)

10.21
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

10.23
Form of Guaranty of Rent dated as of May 3, 2021, by and between Soluna Holdings, Inc., formerly known as Mechanical Technology, Incorporated, and a power-providing cooperative (incorporated by reference from Exhibit 10.5 of the Company’s Form 8-K Report filed May 4, 2021).

10.24
Termination Agreement dated August 11, 2021, by and among Soluna Holdings, Inc., formerly known as Mechanical Technology, Incorporated, Soluna Computing, Inc., formerly known as EcoChain, Inc., and Harmattan Energy, Ltd. (incorporated by reference from Exhibit 10.1 of the Company’s Form 8-K Report filed August 12, 2021).

10.25
Securities Purchase Agreement dated October 20, 2021, by and between Soluna Holdings, Inc., formerly known as Mechanical Technology, Incorporated, and accredited investors (incorporated by reference from Exhibit 10.1 of the Company’s Form 8-K Report filed October 25, 2021).

10.26
Registration Rights Agreement dated October 25, 2021, by and between the Company and accredited investors (incorporated by reference from Exhibit 10.2 of the Company’s Form 8-K Report filed October 25, 2021).

10.27
Security Agreement dated October 25, 2021, by and among the Company, MTI Instruments and Soluna Computing, Inc., formerly known as EcoChain, Inc., Soluna MC LLC, formerly known as EcoChain Block LLC, and Soluna SW LLC, formerly known as EcoChain Wind LLC, and Collateral Services LLC (incorporated by reference from Exhibit 10.3 of the Company’s Form 8-K Report filed October 25, 2021).

10.28
Master Equipment Finance Agreement, dated as of December 30, 2021 by and between Soluna MC Borrowing 2021-1 LLC and NYDIG ABL LLC (incorporated by reference from Exhibit 10.1 of the Company’s Form 8-K Report filed January 18, 2022).

10.29
Digital Asset Account Control Agreement, effective as of December 30, 2021 by and among Soluna MC Borrowing 2021-1 LLC, NYDIG ABL LLC and NYDIG Trust Company LLC (incorporated by reference from Exhibit 10.2 of the Company’s Form 8-K Report filed January 18, 2022).

10.30	Guaranty Agreement, dated as of December 30, 2021 by Soluna MC LLC, in favor of NYDIG ABL LLC (incorporated by reference from Exhibit 10.3 of the Company’s Form 8-K Report filed January 18, 2022).

10.31
Consent and Waiver Agreement, dated January 13, 2022, by and among the Company and the purchasers signatory to the Securities Purchase Agreement, dated as of October 20, 2021 (incorporated by reference from Exhibit 10.4 of the Company’s Form 8-K Report filed January 18, 2022).

10.32+
Employment Agreement, by and between Soluna Holdings, Inc. and Michael Toporek, dated as of January 14, 2022 (incorporated by reference from Exhibit 10.1 of the Company’s Form 8-K Report filed January 21, 2022).

10.33	Form of Underwriter’s Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 26, 2022).

10.34
Form of Addendum by and between the Company, Collateral Agent, and each purchaser identified on Schedule A hereto (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2022).

10.35
Form of Securities Purchase Agreement by and among the Company and the purchasers signatory thereto (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2022).

10.36	Form of Leak-Out Agreement by and between the Company and the signatory thereto (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2022).

10.37
Contribution Agreement by and between Soluna Holdings, Inc., Soluna SLC Fund I Projects Holdco, LLC, Soluna DV Devco, LLC, and Soluna DVSL ComputeCo, LLC, dated as of August 5, 2022 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2022).

10.38
Form of Addendum Amendment by and Between the Company and the signatories thereof, dated September 13, 2022 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2022).

10.39
Form of Series B Consent by and between the Company and the signatory thereof, dated September 13, 2022 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2022).

10.40
Form of Securities Purchase Agreement by and between the Company and the purchasers named therein, dated December 5, 2022 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2022).

10.41	Form of Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2022).

10.42+	Soluna Holdings, Inc. Third Amended and Restated 2021 Stock Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2023)

10.43+	Soluna Holdings, Inc. 2023 Stock Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2023)

10.44
Purchase of Membership Interests of Soluna DVSL Computeco LLC dated March 10, 2023 (incorporated by reference from Exhibit 10.64 of the Company’s Form 10-K Report for the year ended December 31, 2022 filed on March 31, 2023 (the “2022 Form 10-K”))

10.45	Fourth Amended and Restated LLC Agreement Soluna DVSL Computeco LLC (incorporated by reference from Exhibit 10.65 of the 2022 Form 10-K)

10.46	Data Facility Lease (incorporated by reference from Exhibit 10.66 of the 2022 Form 10-K)

10.47	Amended and Restated Contribution Agreement dated March 10, 2023 (incorporated by reference from Exhibit 10.67 of the 2022 Form 10-K)

10.48	Power Purchase Agreement with Lighthouse Electric Cooperative, Inc. dated February 24, 2023 (incorporated by reference from Exhibit 10.68 of the 2022 Form 10-K)

10.49	Second Addendum Amendment dated as of March 3, 2023 with Convertible Noteholders (incorporated by reference from Exhibit 10.69 of the 2022 Form 10-K)

10.50	Second Amended Agreement dated May 11, 2023 (incorporated by reference to Exhibit 10.70 to the 2023 First Quarter Form 10-Q)

10.51
Contribution Agreement by and among Navitas West Texas Investments, SPV, LLC, Soluna Computing, Inc., and Soluna DV ComputeCo, LLC dated as May 9, 2023 (incorporated by reference to Exhibit 10.71 to the 2023 First Quarter Form 10-Q)

10.52	Amended and Restated Limited Liability Company Agreement of Soluna DV ComputeCo, LLC dated as May 9, 2023 (incorporated by reference to Exhibit 10.72 to the 2023 First Quarter Form 10-Q)

10.53+	Amended and Restated 2023 Stock Incentive Plan (incorporated by reference to Appendix B to the definitive proxy statement filed on May 30, 2023)

10.54	Dividend Payment Agreement with the holder of the Series B Preferred Stock (incorporated by reference to Exhibit 10.75 to the 2023 Second Quarter Form 10-Q)

10.55	Third Amendment Agreement with the holders of the Company’s Convertible Notes (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 22, 2023)

10.56+	Amended and Restated Employment Agreement dated November 20, 2023 with John Belizaire (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2023)

10.57+	Amendment No. 1 to Employment Agreement with Michael Toporeck (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2023)

10.58	Fourth Amendment Agreement with holders of the Company’s Convertible Notes (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2024)

10.59
Security Agreement between SDI Borrowing - 1, LLC and Soluna2 SLC Fund II Project Holdco LLC, dated as of May 16, 2024 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2024)

10.60
Equipment Loan Agreement between SDI Borrowing - 1, LLC and Soluna2 SLC Fund II Project Holdco LLC, dated as of May 16, 2024 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2024)

10.61
Form of Common Award Agreement- 2-year vest, 50% per year, no performance (incorporated by reference to Exhibit 10.82 to the Company’s Form 10-Q for the period ended March 31, 2024 (the “2024 First Quarter Form 10-Q”))

10.62	Form of Common Award Agreement- 3-year time vesting (2024 fixed date start) (incorporated by reference to Exhibit 10.83 to the 2024 First Quarter Form 10-Q)

10.63	Form of Common Award Agreement- 3-year time vesting (2025 fixed date start) (incorporated by reference to Exhibit 10.84 to the 2024 First Quarter Form 10-Q)

10.64	Form of Common Award Agreement- 3-year vest, 33% per year, no performance (incorporated by reference to Exhibit 10.85 to the 2024 First Quarter Form 10-Q)

10.65	Form of Common Award Agreement- 4-year vest, 25% per year, no performance (incorporated by reference to Exhibit 10.86 to the 2024 First Quarter Form 10-Q)

10.66	Form of Common Award Agreement- 5-year vest, 20% per year, no performance (incorporated by reference to Exhibit 10.87 to the 2024 First Quarter Form 10-Q)

10.67	Form of Common Award Agreement- Separation vesting (incorporated by reference to Exhibit 10.88 to the 2024 First Quarter Form 10-Q)

10.68	Form of Preferred Award Agreement- Separation vesting (incorporated by reference to Exhibit 10.89 to the 2024 First Quarter Form 10-Q)

10.69	Form of Preferred Award Agreement- Time vesting, June 1, 2025 Start date (incorporated by reference to Exhibit 10.90 to the 2024 First Quarter Form 10-Q)

10.70	Form of Preferred Award Agreement- Time vesting, Start at 12 months (incorporated by reference to Exhibit 10.91 to the 2024 First Quarter Form 10-Q)

10.71	Form of Preferred Award Agreement- Time vesting, Start at 18 months (incorporated by reference to Exhibit 10.92 to the 2024 First Quarter Form 10-Q)

10.72	Form of Preferred Award Agreement- Time vesting, June 1, 2024 Start date (incorporated by reference to Exhibit 10.93 to the 2024 First Quarter Form 10-Q)

10.73	Master Form of True Up Common Award Agreement- 2-year time based vesting (incorporated by reference to Exhibit 10.94 to the 2024 First Quarter Form 10-Q)

10.74	Master Form of True Up Common Award Agreement- 3-year time based vesting (incorporated by reference to Exhibit 10.95 to the 2024 First Quarter Form 10-Q)

10.75	Master Form of True Up Common Award Agreement- 3-year time vesting (2024 fixed date start) (incorporated by reference to Exhibit 10.96 to the 2024 First Quarter Form 10-Q)

10.76	Master Form of True Up Common Award Agreement- 3-year time vesting (2025 fixed date start) (incorporated by reference to Exhibit 10.97 to the 2024 First Quarter Form 10-Q)

10.77	Master Form of True Up Common Award Agreement- 4-year time based vesting (incorporated by reference to Exhibit 10.98 to the 2024 First Quarter Form 10-Q)

10.78	Master Form of True Up Common Award Agreement- 5-year time based vesting (incorporated by reference to Exhibit 10.99 to the 2024 First Quarter Form 10-Q)

10.79	Master Form of True Up Common Award Agreement- Separation vesting (incorporated by reference to Exhibit 10.100 to the 2024 First Quarter Form 10-Q)

10.80	Soluna Holdings, Inc. Fourth Amended and Restated 2021 Stock Incentive Plan (incorporated by reference to the definitive proxy statement filed with the SEC on April 29, 2024)

10.81	Soluna Holdings, Inc. Fifth Amended and Restated 2021 Stock Incentive Plan (incorporated by reference to the definitive proxy statement filed with the SEC on October 28, 2024)

10.82	Soluna Holdings, Inc. Second Amended and Restated 2023 Stock Incentive Plan (incorporated by reference to the definitive proxy statement filed with the SEC on April 29, 2024)

10.83
Side Letter Agreement, dated July 22, 2023 by and between Soluna Digital, Inc. and Soluna2 SLC Fund II Project Holdco LLC (incorporated by reference to Exhibit 10.101 to the Company’s Form 10-Q for the period ended June 30, 2024 (the “2024 Second Quarter Form 10-Q”))

10.84	Payoff Letter between SDI SL Borrowing - 1, LLC and Soluna2 SLC Fund II Project Holdco LLC, dated July 22, 2023 (incorporated by reference to Exhibit 10.102 to the 2024 Second Quarter Form 10-Q)

10.85
Assignment of Equipment and Debt Agreement by and between Soluna DVSL II Computeco, LLC and SDI SL Borrowing - 1, LLC, dated July 22, 2024 (incorporated by reference to Exhibit 10.103 to the 2024 Second Quarter Form 10-Q)

10.86
Assignment of Equipment Agreement by and between Soluna EPC Services, LLC and Soluna DVSL II Computeco, LLC, dated July 22, 2024 (incorporated by reference to Exhibit 10.104 to the 2024 Second Quarter Form 10-Q)

10.87	HPE Greenlake Services Custom Statement of Work, dated June 18, 2024 (incorporated by reference to Exhibit 10.105 to the 2024 Second Quarter Form 10-Q)

10.88#	Promissory Note between Soluna AL Cloudco, LLC and [***], dated June 20, 2024 (incorporated by reference to Exhibit 10.106 to the 2024 Second Quarter Form 10-Q)

10.89#	Note Purchase Agreement by and among Soluna AL Cloudco, LLC, Soluna Cloud, Inc., Soluna Holdings, Inc. and [***] (incorporated by reference to Exhibit 10.107 to the 2024 Second Quarter Form 10-Q)

10.90#	Guaranty Agreement between Soluna Cloud, Inc. and [***] dated June 20, 2024 (incorporated by reference to Exhibit 10.108 to the 2024 Second Quarter Form 10-Q)

10.91	First Amendment to Note Purchase Agreement, dated July 12, 2024, by and between Soluna AL CloudCo, LLC, Soluna Cloud, Inc, Soluna Holdings, Inc. and GreenCloud Partners, LLC

10.92	Standby Equity Purchase Agreement between the Company and YA PN, LTD. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2024)

10.93	Registration Rights Agreement between the Company and YA PN, LTD. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2024)

10.94	Consent, Waiver, and Mutual Release Agreement, dated October 1, 2024 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2024)

10.95
Form of Payment Agreement by and between the Company and Alpha Capital Anstalt, dated October 1, 2024 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2024)

10.96	Form of Payment Agreement by and between the Company and 3i, LP, dated October 1, 2024 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2024)

10.97
Form of Payment Agreement by and between the Company and Supereight Capital Holdings Ltd., dated October 1, 2024 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2024)

10.98	Form of Assignment and Assumption Agreement, dated October 1, 2024 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2024)

10.99	Amendment No. 1 to the Securities Purchase Agreement with the Series B Holder (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2024)

10.100
General Release Agreement by and between the Company and Univest Securities, LLC, dated October 1, 2024 (incorporated by reference to Exhibit 10.119 to the Company’s Registration Statement on Form S-1 filed with the SEC on November 12, 2024).

10.101	Conversion Agreement, dated December 12, 2024, between the Company and the Noteholders

10.102
Consent and Waiver Agreement between the Company and the Series B Holder, dated October 1, 2024 (incorporated by reference to Exhibit 10.120 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 15, 2025).

10.103
Loan Agreement, dated as of March 12, 2025, by and among Soluna SW LLC, Soluna SW Holdings, LLC and Galaxy Digital LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 18, 2025)

10.104
Security Agreement, dated as of March 12, 2025, by and among Soluna SW LLC, Soluna SW Holdings, LLC and Galaxy Digital LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 18, 2025)

10.105
Limited Guaranty Agreement, dated as of March 12, 2025, between Soluna Digital, Inc. and Galaxy Digital LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 18, 2025)

10.106
Modification Agreement, dated March 21, 2025, by and between Soluna AL CloudCo, LLC, Soluna Cloud, Inc., the Company, and the Investor (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2025)

10.107	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.113 to the Company’s Registration Statement on Form S-1/A (File No. 333-287519) filed on June 16, 2025).

10.108
Consulting Agreement, entered into on August 8, 2025 and effective August 21, 2025, between Soluna Holdings, Inc. and David Michaels (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2025)

10.109**^
Credit and Guaranty Agreement, dated as of September 12, 2025, by and among the Company and the parties thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2025)

10.110
Registration Rights Agreement, dated September 12, 2025 between the Company and Generate Strategic Credit Master Fund I-B, L.P. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2025)

10.111
Board Observer Letter, dated September 12, 2025, between the Company and Generate Strategic Credit Master Fund I-A, L.P. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2025)

10.112
Form of Securities Purchase Agreement, dated December 4, 2025, by and among the Company and the purchasers party thereto (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on December 5, 2025).

10.113
Offer Letter, dated December 22, 2025 and effective March 9, 2026, between Soluna Holdings, Inc. and Michael Picchi (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on January 20, 2026).

10.114	Standby Equity Purchase Agreement between the Company and YA PN, Ltd. dated March 24, 2026

19	Soluna Holdings, Inc. Insider Trading Policy

21	Subsidiaries of Soluna Holdings, Inc.

23.1	Consent of UHY LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Soluna 2023 SLNH Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2024).

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
#Portions of the exhibit, marked by brackets, have been omitted because the omitted information (a) is not material and (b) is the type that the Company treats as private or confidential. The Registrant hereby undertakes to furnish supplementally a copy of any of the omitted schedules and exhibits to the SEC on a confidential basis upon request.
+Represents management contract or compensation plan or arrangement.
†This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the registrant specifically incorporates it by reference.
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

SOLUNA HOLDINGS, INC.

Date: March 27, 2026	By:	/s/ John Belizaire
John Belizaire
Chief Executive Officer

Date: March 27, 2026	By:	/s/ David Michaels
David Michaels
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Belizaire	Chief Executive Officer, Director
John Belizaire	(Principal Executive Officer)	March 27, 2026

/s/ David Michaels	Chief Financial Officer, Director
David Michaels	(Principal Financial Officer)	March 27, 2026

/s/ Jessica L. Thomas	Chief Accounting Officer
Jessica L. Thomas	(Principal Accounting Officer)	March 27, 2026

/s/ Michael Toporek	Executive Chairman
Michael Toporek		March 27, 2026

/s/ Agnieszka Budzyn	Director
Agnieszka Budzyn		March 27, 2026

/s/ Edward R. Hirshfield	Director
Edward R. Hirshfield		March 27, 2026

/s/ Matthew E. Lipman	Director
Matthew E. Lipman		March 27, 2026

/s/ Thomas J. Marusak	Director
Thomas J. Marusak		March 27, 2026

/s/ William Hazelip	Director
William Hazelip		March 27, 2026

/s/ William Phelan	Director
William Phelan		March 27, 2026

/s/ John Bottomley	Director
John Bottomley		March 27, 2026

SOLUNA HOLDINGS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Soluna Holdings, Inc. and Subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Soluna Holdings, Inc. and Subsidiaries (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Fair value of Warrants

Description of the Matter

As discussed in Note 12 to the consolidated financial statements, the Company had a total of approximately 30.6 million common stock warrant shares outstanding as of December 31, 2025. The Company uses option pricing models to estimate the fair value of the warrants using various market-based inputs.

We identified the fair value measurement of the warrants as a critical audit matter. Specifically, there was a high degree of subjectivity and judgment in evaluating the determination of the expected volatility inputs used in the option pricing models for the warrants. Historical, implied, and peer group volatility levels provide a range of possible expected volatility inputs and the fair value estimates for the warrants are sensitive to the expected volatility inputs.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included gaining an understanding of certain internal controls over the Company’s process to measure the fair value of the warrants. This included understanding of controls related to the evaluation of observable market information used in the determination of the expected volatility inputs. We didn't test the operating effectiveness of these controls. We obtained and evaluated the underlying warrant agreements and traced the inputs into the fair value calculation. We also involved our firm’s valuation professionals with specialized skills and knowledge, who assisted in:

•evaluating the expected volatility inputs by comparing them against our separately derived shadow calculation of volatility; and
•developing a shadow calculation of value of the warrants using our separately derived volatility and comparing it to the value calculated by the Company.

Going Concern Assessment

Description of the Matter

As discussed in Note 1 to the consolidated financial statements, the Company incurred recurring operating losses, had negative cash flows from operations, and has significant outstanding debt and commitments for capital expenditures. These conditions raised substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance of the consolidated financial statements.

Management evaluated these conditions and developed plans to alleviate the substantial doubt, including securing additional debt and equity financing and, if necessary, implementing cost reduction initiatives.

We identified the evaluation of the Company’s ability to continue as a going concern as a critical audit matter due to the significant judgment involved in assessing the feasibility and sufficiency of management’s plans, particularly regarding projected cash flows and access to financing.

How We Addressed the Matter in Our Audit

Our audit procedures related to this matter included, among others:

•Evaluating management's going concern assessment in accordance with relevant accounting standards.
•Assessing the reasonableness of key assumptions used in cash flow forecasts including timing of projected debt     and equity financing, revenue projections, margins and timing of expenditures.
•Inspecting agreements related to new financing arrangements.
•Testing the mathematical accuracy of the forecast model.
•Assessing the Company's historical accuracy in forecasting results.
•Evaluating whether management's plans, including additional financing, were probable of being effectively implemented.

/s/ UHY LLP

We have served as the Company’s auditor since 2021.
Albany, New York
March 27, 2026

Soluna Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
As of December 31, 2025 and December 31, 2024

(Dollars in thousands, except per share)	December 31, 2025	December 31, 2024
Assets
Current Assets:
Cash	$76,423	$7,843
Restricted cash	4,500	1,150
Accounts receivable, net (allowance for expected credit losses $244 as of December 31, 2025 and December 31, 2024)	5,522	2,693
Loan commitment assets	3,018	—
Prepaid expenses and other current assets	2,664	1,781
Equipment held for sale	—	28
Total Current Assets	92,127	13,495
Restricted cash, noncurrent	7,920	1,460
Other assets	978	2,724
Deposits and credits on equipment	1,377	5,145
Property, plant and equipment, net	74,783	47,283
Intangible assets, net	8,261	17,620
Operating lease right-of-use assets	252	313
Financing lease right-of-use assets	2,246	—
Total Assets	$187,944	$88,040

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$4,859	$2,840
Accrued liabilities	13,182	6,785
Accrued interest	303	2,275
Contract liability	19,348	20,015
Current portion of debt	8,858	14,444
Income tax payable	123	37
Customer deposits-current	1,913	1,416
Deferred revenue	518	—
Operating lease liability	65	61
Financing lease liability	20	—
Total Current Liabilities	49,189	47,873

Other liabilities	743	235
Customer deposits- long-term	2,533	-
Long-term debt	17,899	7,061
Operating lease liability	187	252
Financing lease liability	2,236	—
Deferred tax liability, net	2,911	5,257
Total Liabilities	75,698	60,678

Commitments and Contingencies (Note 13)

Mezzanine equity:
Placement agent warrants	1,313	—

Stockholders’ Equity:
9.00% Series A Cumulative Perpetual Preferred Stock, par value $0.001 per share, $25.00 liquidation preference; authorized 6,040,000; 4,928,545 and 4,953,545 shares issued and outstanding as of December 31, 2025 and December 31, 2024	5	5
Series B Preferred Stock, par value $0.0001 per share, authorized 187,500; 62,500 shares issued and outstanding as of December 31, 2025 and December 31, 2024	—	—
Common stock, par value $0.001 per share, authorized 375,000,000; 102,617,684 shares issued and 102,531,089 shares outstanding as of December 31, 2025 and 10,647,761 shares issued and 10,607,020 shares outstanding as of December 31, 2024	103	11
Additional paid-in capital	435,030	315,607
Accumulated deficit	(367,715)	(314,304)
Common stock in treasury, at cost, 86,595 shares at December 31, 2025 and 40,741 shares at December 31, 2024	(13,873)	(13,798)
Total Soluna Holdings, Inc. Stockholders’ Equity (Deficit)	53,550	(12,479)
Non-Controlling Interest	57,383	39,841
Total Stockholders’ Equity	110,933	27,362
Total Liabilities, Mezzanine Equity, and Stockholders’ Equity	$187,944	$88,040
The accompanying notes are an integral part of these consolidated financial statements.

Soluna Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Years Ended December 31, 2025 and 2024
(Dollars in thousands, except per share)

	Year Ended December 31,
(Dollars in thousands, except per share)	2025	2024

Cryptocurrency mining revenue	$11,406	$17,027
Data hosting revenue	16,998	18,838
High-performance computing service revenue	28	16
Demand response service revenue	1,285	2,140
Total revenue	29,717	38,021
Operating costs:
Cost of cryptocurrency mining revenue, exclusive of depreciation	7,411	7,499
Cost of data hosting revenue, exclusive of depreciation	9,104	9,377
Cost of high-performance computing services	7	5,724
Cost of cryptocurrency mining revenue- depreciation	4,304	4,292
Cost of data hosting revenue- depreciation	2,433	1,735
Total cost of revenue	23,259	28,627
Operating expenses:
General and administrative expenses, exclusive of depreciation and amortization	30,519	18,581
Depreciation and amortization associated with general and administrative expenses	9,608	9,613
Total general and administrative expenses	40,127	28,194
Loss on contract	—	28,593
Impairment on fixed assets	12	130
Operating loss	(33,681)	(47,523)
Interest expense	(4,835)	(2,527)
Gain (loss) on debt extinguishment and revaluation, net	10,658	(1,644)
Fair value adjustment loss	(23,681)	(5,705)
Loss on sale of fixed assets and credit on equipment deposit	(1,151)	(31)
Other financing expense	(5,917)	(3,661)
Other (expense) income, net	(700)	304
Loss before income taxes	(59,307)	(60,787)
Income tax benefit, net	2,316	2,487
Net loss	(56,991)	(58,300)
(Less) Net loss (income) attributable to non-controlling interest, net	3,580	(5,034)
Net loss attributable to Soluna Holdings, Inc.	$(53,411)	$(63,334)

Basic and Diluted loss per common share:
Basic & Diluted loss per share	$(2.38)	$(14.94)

Weighted average shares outstanding (Basic and Diluted)	29,048,848	5,109,339
The accompanying notes are an integral part of these consolidated financial statements.

Soluna Holdings, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
For the Years Ended December 31, 2025 and 2024
(Dollars in thousands, except per share)

	Mezzanine Equity	Preferred Stock				Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Non- Controlling Interest	Total Stockholders’ Equity
		Series A Shares	Amount	Series B Shares	Amount	Shares	Amount			Shares	Amount

January 1, 2024	$—	3,061,245	$3	62,500	$—	2,546,361	$3	$291,276	$(250,970)	40,741	$(13,798)	$26,845	$53,359

Net (loss) income	—	—	—	—	—	—	—	—	(63,334)	—	—	5,034	(58,300)

Series A Preferred Stock issuance	—	1,892,300	2	—	—	—	—	(2)	—	—	—	—	—

Stock-based compensation	—	—	—	—	—	—	—	5,311	—	—	—	—	5,311

Issuance of shares- restricted stock awards	—	—	—	—	—	3,403,559	3	-3	—	—	—	—	—

Restricted stock units vested	—	—	—	—	—	93,260	—	—	—	—	—	—	—

Issuance of shares – warrant exercises	—	—	—	—	—	1,718,021	2	2,329	—	—	—	—	2,331

Issuance of shares- Notes conversion	—	—	—	—	—	2,512,581	3	9,386	—	—	—	—	9,389

Issuance of shares-SEPA commitment fee payment and consent fees	—	—	—	—	—	65,320	—	275	—	—	—	—	275

Reverse split adjustment	—	—	—	—	—	17	—	—	—	—	—	—	—

Issuance of shares- Placement agent release payment	—	—	—	—	—	308,642	—	1,000	—	—	—	—	1,000

Warrants revaluation	—	—	—	—	—	—	—	6,035	—	—	—	—	6,035

Contribution from Non-Controlling interest	—	—	—	—	—	—	—	—	—	—	—	16,895	16,895

Distribution to Non-Controlling interest	—	—	—	—	—	—	—	—	—	—	—	(8,933)	(8,933)

December 31, 2024	—	4,953,545	5	62,500	—	10,647,761	11	315,607	(314,304)	40,741	(13,798)	39,841	27,362

Net (loss) income	—	—	—	—	—	—	—	—	(53,411)	—	—	(3,580)	(56,991)

Forfeiture of restricted stock awards	—	(25,000)	—	—	—	(236,051)	—	—	—	—	—	—	—

Stock-based compensation	—	—	—	—	—	—	—	10,566	—	—	—	—	10,566

Issuance of shares – restricted stock awards	—	—	—	—	—	24,284,359	24	(24)	—	—	—	—	—

Restricted stock units vested	—	—	—	—	—	88,242	—	—	—	—	—	—	—

Issuance of shares – warrant exercises	—	—	—	—	—	25,203,538	25	32,863	—	—	—	—	32,888

Issuance of shares- ATM settlements	—	—	—	—	—	23,591,162	24	34,128	—	—	—	—	34,152

Issuance of shares-SEPA draws	—	—	—	—	—	3,000,000	3	6,291	—	—	—	—	6,294

Issuance of shares- Greencloud	—	—	—	—	—	1,000,000	1	(1)	—	—	—	—	—

Issuance of shares- July equity offering	—	—	—	—	—	9,090,909	9	5,028	—	—	—	—	5,037

Warrant issuance and revaluation	—	—	—	—	—	—	—	2,869	—	—	—	—	2,869

Warrant revalued to liability	—	—	—	—	—	—	—	(5,034)	—	—	—	—	(5,034)

Warrant liability revalued to equity	—	—	—	—	—	—	—	4,827	—	—	—	—	4,827

Issuance of shares- December equity offering	1,313	—	—	—	—	5,929,944	6	28,363	—	—	—	—	28,369

Issuance of merger shares	—	—	—	—	—	17,820	—	—	—	—	—	—	—

Warrant redemption	—	—	—	—	—	—	—	(453)	—	—	—	—	(453)

Treasury share conversion	—	—	—	—	—	—	—	—	—	45,854	(75)	—	(75)

Contribution from Non-Controlling interest	—	—	—	—	—	—	—	—	—	—	—	32,234	32,234

Distribution to Non-Controlling interest	—	—	—	—	—	—	—	—	—	—	—	(11,112)	(11,112)

December 31, 2025	$1,313	4,928,545	$5	62,500	$—	102,617,684	$103	$435,030	$(367,715)	86,595	$(13,873)	$57,383	$110,933
The accompanying notes are an integral part of these consolidated financial statements.

Soluna Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Year Ended December 31, 2025 and 2024
(Dollars in thousands)

	Year Ended December 31,
(Dollars in thousands)	2025	2024
Operating Activities
Net loss	$(56,991)	$(58,300)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	6,852	6,152
Amortization expense	9,493	9,488
Stock-based compensation	10,566	5,311
Deferred income taxes	(2,339)	(2,522)
Impairment on fixed assets	12	130
Provision for credit losses	—	760
Amortization of operating lease asset and financing lease	189	133
Debt issuance costs	—	2,011
(Gain) loss on debt extinguishment and revaluation, net	(10,658)	1,644
Loss on contract	—	28,593
Amortization on deferred financing costs and discount on notes	1,114	351
Fair value adjustments, including SEPA	23,680	5,705
Fair value on placement agent warrant financing cost	146	—
Loss on sale of fixed assets and credit on equipment deposit	1,151	31
Conversion inducement expense	—	388
Changes in operating assets and liabilities:
Accounts receivable	(2,829)	(505)
Prepaid expenses and other current assets	(884)	(3,296)
Other long-term assets	1,704	(4,842)
Accounts payable	2,012	741
Contract liability	(667)	—
Deferred revenue	1,012	—
Operating lease liabilities	(61)	(138)
Other liabilities and customer deposits	3,044	(1,671)
Accrued liabilities and accrued interest payable	4,305	4,767
Net cash used in operating activities	(9,149)	(5,069)
Investing Activities
Purchases of property, plant, and equipment	(28,065)	(8,853)
Purchases of intangible assets	(134)	(101)
Proceeds from disposal on property, plant, and equipment	—	215
Deposits of equipment	(3,654)	(4,424)
Net cash used in investing activities	(31,853)	(13,163)
Financing Activities
Proceeds from common stock warrant exercises	10,272	2,332
Proceeds from sale of common stock on SEPA	6,176	—
Proceeds from notes and debt issuance	23,885	14,470
Net proceeds from sale of common stock on ATM	34,153	—
Net proceeds from July equity issuance	4,364	—
Net proceeds from December equity issuance	29,748	—
Payments on notes	(6,676)	(2,675)
Payments on debt issuance costs	(2,790)	(899)
Payments on other financing costs	—	(1,375)
Payments on warrant redemptions	(452)	—
Payments on financing lease liabilities	(118)	—
Costs on treasury stock	(75)	—
Contributions from non-controlling interest	29,559	14,735
Distributions to non-controlling interest	(8,654)	(8,270)
Net cash provided by financing activities	119,392	18,318

Increase in cash & restricted cash	78,390	86
Cash & restricted cash – beginning of period	10,453	10,367
Cash & restricted cash – end of period	$88,843	$10,453

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest paid on debt	1,976	527
Non-cash investing and financing activities:
Fair value consideration for Green Cloud issuance of shares	810	—
Noncash financing cost accrual	766	—
Noncash deferred financing cost accrual	828	—
Warrant consideration in relation to Generate Common Warrant	2,635	—
Warrant consideration in relation to convertible notes, Cloud notes, and revaluation of warrant liability	—	6,362
Notes converted to common stock	—	9,001
Noncash membership distribution accrual	3,637	1,179
SEPA commitment payment	—	275
Placement agent release payment	—	1,000
Fair value consideration on placement agent warrants	1,313	—
Noncash non-controlling interest contributions	2,675	2,160
Noncash activity right-of-use assets obtained in exchange for lease obligations	2,303	146
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

Soluna Holdings, Inc., was originally incorporated in the State of New York in 1961 as Mechanical Technology, Incorporated and reincorporated in the State of Nevada on March 24, 2021. Headquartered in Albany, New York, the Company changed its name from “Mechanical Technology, Incorporated” to Soluna Holdings, Inc. on November 2, 2021. On October 29, 2021, Soluna Callisto merged into Soluna Computing, Inc. (“SCI”), a private green data center development company. SHI currently conducts its business through its wholly owned subsidiary, Soluna Digital, Inc. (“SDI”). Additionally, SHI formed Soluna Cloud, Inc. (“Soluna Cloud”) on March 24, 2024, to operate cloud, colocation, and data hosting services related to high performance computing and AI. On April 2, 2024, SHI formed Soluna Energy, Inc. (“SEI”) to own and manage renewable energy power purchase agreements and land leases through a series of service subsidiaries.
Currently the Company has four operating sites under management. In 2021, the Company constructed a 25 MW data center and commenced operations in its Murray, Kentucky location ("Project Sophie"). The Company’s Texas site (“Project Dorothy”), located at a wind farm, holds the potential for up to 100 MW of power generation. By June 2024, SHI had energized 50 MW of the site across two phases, Project Dorothy 1A and 1B. As of December 31, 2025, SHI holds a 15% Class B membership interest in Soluna DVSL ComputeCo, LLC (“DVSL”), owner of Project Dorothy 1A, and a subsidiary of SHI holds a 100% Class A membership interest in DVSL. SHI also holds a 51% ownership interest in Soluna DV ComputeCo, LLC (“DVCC”), owner of Project Dorothy 1B. On July 22, 2024, the Company closed financing for the 48 MW modular data center (the “Project Dorothy 2”). Project Dorothy 2 is financed by Soluna2 SLC Fund II Project Holdco LLC, an investment vehicle of Spring Lane Capital (“SLC”) and SDI. As of December 31, 2025, SDI has a 100% Class A membership and a 0% Class B membership interest in Project Dorothy 2. On July 22, 2025, the Company closed financing with Spring Lane Capital for a 35 megawatt (MW) expansion of Project Kati in Texas with Project Kati 1. The funds and further contributions are being used for the construction of Project Kati 1 that began in the third quarter of 2025. As of December 31, 2025, SDI has 100% Class A membership and 20% Class B membership interest in Project Kati 1.

Liquidity and Capital Resources
The Company has historically incurred recurring operating losses and negative cash flows from operations. For the year ended December 31, 2025, the Company reported a net loss of $57.0 million and used $9.1 million in net cash for operating activities. As of December 31, 2025, we had total debt outstanding of approximately $26.8 million as summarized in Note 8. In addition, we had outstanding commitments related to Soluna Digital Inc. (“SDI”) of approximately $27.0 million in capital expenditures related to Project Kati. Additionally, as of December 31, 2025, the Company maintained an outstanding contract liability of approximately $19.3 million related to the termination of a prior cloud services agreement. These conditions initially raised substantial doubt about the Company’s ability to continue as a going concern.

Management’s Mitigating Plans

Management has implemented several strategic plans to mitigate these conditions, which have significantly improved the Company’s liquidity profile:

•Substantial Liquidity and Capital Markets Access: The Company dramatically improved its financial position in 2025, raising $119.4 million in net proceeds from financing activities. For further information on the

Company’s Standby Equity Purchase Agreement (“SEPA”), At-the-Market Offering Agreement (“ATM”) with H.C. Wainwright ("Wainwright"), July Securities Purchase Agreement (“July SPA”), and December Securities Purchase Agreement (“December SPA”), please refer to Note 9 for further details. The Company’s had cash on hand for available use of approximately $76.4 million as of December 31, 2025.

•Committed Equity Financing: The Company maintains a SEPA with YA II PN, LTD (“YA”), with $18.8 million in remaining capacity available at the Company’s sole discretion. Furthermore, on March 24, 2026, the Company has finalized a commercial agreement to extend this SEPA capacity to $250.0 million. See Note 17 for details on the updated SEPA.

•Project Debt and Expense Management: Management successfully closed project-level financing with Generate for commitment up to $100.0 million and is in compliance with all debt covenants. See Note 8 for details. Furthermore, management maintains strict control over discretionary Selling, General, and Administrative expenses and capital expenditures, with the proven ability to curtail expenses if funding availability changes.

•Operating Performance and Scale: Management’s 2026 operating plan forecasts growth in consolidated revenue and in adjusted EBITDA. Notably, the majority of the Company’s revenues are fixed-fee or demand-response, providing stability against cryptocurrency price volatility.

The future use of the Company’s available liquidity will be based upon the ongoing review of the funding needs of the Company’s businesses, proper allocation of its resources, and the timing of cash flow generation. To the extent that we desire to access alternative sources of capital, market conditions could adversely impact our ability to do so at that time and at terms favorable to the Company.

The Company believes that its working capital, cash position and restricted cash to be released over the next 12 months, together with other key assumptions, support the Company’s conclusion that it has sufficient capital to fund its on-going operations for a period of at least 12 months subsequent to the issuance of the accompanying consolidated financial statements. Key assumptions are based on factors such as forecasted sales and costs, debt obligations, the Company’s right to direct Wainwright to purchase shares from the Company under the ATM equity offering program, and the Company’s right to direct YA to purchase shares from the Company under the SEPA.

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

The following analysis provides a comparison amongst the basic and diluted EPS as reported on the Form 10-Q for the quarter ended June 30, 2025, and the final revised basic and diluted EPS calculation to correct all identified errors:

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
Tax laws, regulations, and administrative practices in various jurisdictions may be subject to significant change, with or without notice, due to economic, political, and other conditions, and significant judgment is required in evaluating and estimating the Company’s provision and accruals for these taxes. There are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. The Company’s effective tax rates could be affected by numerous factors, such as intercompany transactions, earnings being lower than anticipated in jurisdictions where the Company has lower statutory rates and higher than anticipated in jurisdictions where the Company has higher statutory rates, the applicability of special tax regimes, losses incurred in jurisdictions for which the Company is not able to realize the related tax benefit, entry into new businesses and geographies, changes to its existing businesses and operations, acquisitions and investments and how they are financed, changes in the Company’s stock price, changes in its deferred tax assets and liabilities and their valuation, and changes in the relevant tax, accounting, and other laws, regulations, administrative practices, principles, and interpretations.
Equity Investments without Readily Determinable Fair Values
The Company owns approximately 1.79% of Harmattan Energy Limited (“HEL”)’s outstanding stock, calculated on a fully-diluted basis, as of December 31, 2025 and 2024. Our equity investment in HEL is accounted for under the measurement alternative. Equity securities measured and recorded using the measurement alternative are recorded at cost minus impairment, if any, plus or minus changes resulting from qualifying observable price changes. Adjustments resulting from impairments and observable price changes are recorded in the income statement. The Company currently holds a cost of investment of $0 as of December 31, 2025 and 2024.
Equity Method Investments
The Company’s consolidated net income or loss will include our proportionate share, if any, of the net income or loss of our equity method investee. When the Company records its proportionate share of net income, it increases equity income (loss), net in our consolidated statements of operations and our carrying value in that investment. Conversely, when the Company records its proportionate share of a net loss, it decreases equity income (loss), net in our consolidated statements of operations and our carrying value in that investment. When the Company’s carrying value in an equity method investee company has been reduced to zero, no further losses are recorded in the Company’s financial statements. When the investee company subsequently reports income, the Company will not record its share of such income until it equals the amount of its share of losses not previously recognized.
As of December 31, 2025, the Company owned approximately 47.5% of MeOH Power, Inc.’s outstanding common stock, or 75,049,937 shares. The number of shares of MeOH Power, Inc.’s common stock authorized for issuance is 240,000,000 as of December 31, 2025. The Company records its investment in MeOH Power, Inc. using the equity method of accounting. The fair value of the Company’s interest in MeOH Power, Inc. has been determined to be $0 as of December 31, 2025 and December 31, 2024, based on MeOH Power, Inc.’s net position and expected cash flows.
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
The Company has used a Black-Scholes simulation module in performing its fair value assumptions in relation to warrants issued during 2025. Inherent in a Black-Scholes simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from its traded warrants and historical volatility of select peers’ common stock with a similar expected term of the Warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield on the grant date with a maturity similar to the expected remaining term of the warrants. The expected term of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company expects to remain at zero. The warrants were collectively classified as a Level 3 measurement within the fair value hierarchy because these valuation models involve the use of unobservable inputs relating to the Company’s estimate of its expected stock volatility which was developed based on the historical volatility of a publicly traded set of peer companies.

In relation to the Generate Common Warrant discussed in Note 8, on September 28, 2025, the Company executed a side letter with the Holder in relation to the outstanding Generate Common Warrant to waive a clause in the Generate Common Warrant that has a requirement to reserve 2.0 million shares of common stock until there is an increase in the authorized shares of the Company. If the Company did not get shareholder approval to increase the authorized shares, then the Company would have to repurchase shares of common stock in the open market and hold those shares in treasury as a reserve for the Generate Common Warrant. The Company was still required to reserve the Generate Pre-Funded Warrant. As the Generate Common Warrant was contingent upon shareholder approval of increase of authorized shares, and if the Company did not get approval, the Company would need to repurchase shares of common stock in the open market, it created the Company to classify the Generate Common Warrant as a liability as of September 30, 2025. The change in classification of the Generate Common Warrant created a deemed dividend of approximately $3.8 million, in which was adjusted in the earnings per share calculation, see Note 11 for further details. The Generate Common Warrant was classified as a Level 3 measurement within the fair value hierarchy due to the use of a valuation model which involves the use of unobservable inputs. The Company notes that it obtained shareholder approval on November 7, 2025 to increase the authorized shares to 375 million, thereby amending the Generate Common Warrant back to the original treatment of equity classification.

The following table represents the significant fair value assumptions used for the Generate Warrants issued or revalued during the year ended December 31, 2025.

2025
Stock price	$0.72 – 2.75
Conversion price	$0.0001 - 1.18
Expected term in years	4.85 - 5.00
Volatility	130.0 - 139%
Risk-free interest rate	3.63- 3.76%

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

Based on review of the Series A and Series B warrants in relation to the July 2025 Offering, the warrants were liability treated. Based on a fair value assessment on July 17, 2025, the Series A and Series B warrants had a fair value of approximately $8.6 million. For the year ended December 31, 2025, all the Series A and Series B warrants were exercised in which the Company received approximately $10.0 million in gross proceeds, and due to change in fair value on date of exercise and the original fair value on July 17, 2025, there was a fair value adjustment loss of approximately $12.8 million for the year ended December 31, 2025.

The following table represents the significant fair value assumptions used for the Pre-funded, Series A, and Series B warrants issued or revalued during the year ended December 31, 2025:

2025
Stock price	$0.60 – 4.29
Conversion price	$0.0010 - 0.55
Expected term in years	1.79 - 5.00
Volatility	130 - 140%
Risk-free interest rate	3.51- 3.99%

On December 4, 2025, the Company entered into a securities purchase agreement (the “December 2025 Purchase Agreement”) with certain investors, pursuant to which the Company agreed to issue and sell to the investors in a registered direct offering: (i) 5,929,944 shares (the “December Shares”) of the Company’s common stock, (ii) pre-funded warrants (the “December Pre-Funded Warrants”) to purchase up to 12,149,200 shares of Common Stock, and (iii) Series C Warrants (the “Series C Warrants”) to purchase up to 18,079,144 shares of Common Stock (the “December Offering”). The purchase price for each share of Common Stock and accompanying Series C Warrant sold in the December Offering was $1.77. The Series C warrants have an exercise price of $1.65 per share, are exercisable immediately upon issuance, and will expire five years following the date of issuance. In addition, Placement Agent Warrants were issued to purchase up to 903,957 shares of Common Stock. The Placement Agent Warrants were classified within Mezzanine Equity on the consolidated financial statements as of December 31, 2025.
The following table represents the significant fair value assumptions used for the December Pre-funded warrants, Series C, and Placement Agent Warrants for the year ended December 31, 2025:

2025
Stock price	$1.66
Conversion price	$0.0010 - 2.21
Expected term in years	5.00
Volatility	139.5%
Risk-free interest rate	3.68%

On October 25, 2021, pursuant to a securities purchase agreement dated October 20, 2021 (the “SPA), the Company issued to certain accredited investors Class A, Class B and Class C common stock purchase warrants (collectively, the “Warrants”) The Warrants were considered freestanding equity-classified instruments due to their detachable and separately exercisable features and meet the indexation criteria within derivative accounting. Accordingly, the Warrants were presented as a component of Stockholders’ Equity in accordance with derivative accounting. Any modifications or new additional warrants were subsequently revalued, including the Fourth Amendment on February 28, 2024, see Note 8 for details.
The following table represents the significant fair value assumptions used for warrants issued or repriced during the year ended December 31, 2024:

2024
Stock price	$2.43- 4.07
Exercise price	$0.01- 287.50
Expected term in years	0.53- 8.77
Expected dividend	0.00%
Volatility	105.00 – 138%
Risk-free interest rate	3.51- 4.44%
Following the debt extinguishment on July 19, 2022 as noted further in Note 8, the Convertible Notes will be accounted for under the fair value method on a recurring basis upon issuance (e.g., upon execution of the Addendum) per guidance within ASC 480, and at each subsequent reporting period, with changes in fair value reported in earnings. The Company had a subsequent Addendum Amendment on September 13, 2022, a Second Amendment on May 11, 2023, a Third Amendment on November 20, 2023, a Fourth Amendment on February 28, 2024, and Final Conversion inducement on December 12, 2024, which each caused a revaluation of the fair value on the executed Addendum Amendment, Second Amendment, Third Amendment, Fourth Amendment, and final inducement date. Although the Convertible Notes are not being accounted for under ASC 825-10, the substance of the debt is considered to be the same and is therefore considered outside the scope of ASC 470-60. As such, the Company performed a fair value analysis of the Convertible Notes. For the year-ended December 31, 2025 and 2024, the Company had Monte Carlo simulations run-out for the expected conversion dates of the Convertible Notes using risk free rates, annual volatility, daily trading volumes, likely conversion profiles, and other assumptions based on principal and accrued interest as of the year-end. The Company determined the fair value of the Convertible Notes using certain Level 3 inputs.

The following table represents the significant and subjective fair value assumptions used for Convertible Notes during the years ended December 31, 2024:

2024
Stock price	$2.88 – 6.09
Conversion price	$2.30 – 3.78
Volatility	80.00 – 115%
Risk-free interest rate	4.73- 5.46%
Changes in Level 3 Financial Liabilities Carried at Fair Value for the Convertible Notes

(Dollars in thousands)
Balance December 31, 2023	$8,474
Conversions of debt (January 1, 2024- February 28, 2024)	(550)
Total revaluation gains	(409)
Balance, February 28, 2024 (date of Fourth Amendment)	7,515
Conversions of debt (March 1, 2024- December 31, 2024)	(8,451)
Total revaluation losses, net (March 1, 2024- December 31, 2024)	611
Extension fee	325
Balance December 31, 2024	$—
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
Revenue Recognition
Cryptocurrency Mining Revenue
The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers. The core principles of the revenue standard are that a company should recognize revenue to depict the transfer of promised good or services to customers in an amount that reflects the consideration to which the Company expects to be entitled for those goods or services. The following five steps are applied to achieve that core principle:
•Step 1: Identify the contract with the customer
•Step 2: Identify the performance obligations in the contract
•Step 3: Determine the transaction price
•Step 4: Allocate the transaction price to the performance obligations in the contract

•Step 5: Recognize revenue when the Company satisfies a performance obligation
In order to identify the performance obligations in a contract with a customer, a company must assess the promised goods or services in the contract and identify each promised goods or service that is distinct. A performance obligation meets ASC 606’s definition of a “distinct” good or service (or bundle of goods or services) if both of the following criteria are met: The customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct), and the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).
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
The transaction price is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer. The consideration promised in a contract with a customer may include fixed amounts, variable amounts, or both. When determining the transaction price, an entity must consider the effects of all of the following:
•Variable consideration
•Constraining estimates of variable consideration
•The existence of a significant financing component in the contract
•Noncash consideration
•Consideration payable to a customer
Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The transaction price is allocated to each performance obligation on a relative standalone selling price basis. The transaction price allocated to each performance obligation is recognized when that performance obligation is satisfied, at a point in time.
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
Cryptocurrency data center hosting
The Company has entered customer hosting contracts whereby the Company provides hosting services which include electrical power, other utilities, network connectivity, and management of hosting facility to cryptocurrency mining customers, and the customers pay a stated amount per MWh, a fixed rate, as well as a percentage of the profit share of net income from the customer’s mining operations, or a combination thereof. Some contracts also include pass-through expenses which are not recognized in revenue. The actual monthly amounts are calculated after the close of each month and billed to the customer. If any shortfalls due to outages are experienced, service level credits may be made to customers to offset outages which prevented them from cryptocurrency mining. Customer contract security deposits are reflected as other liabilities and are made at the time the contract is signed and held until the conclusion of the contract relationship. In addition, the Company has a service agreement in which the Company provides managed Bitcoin capacity and hashrate over the term of the service agreement.

Deferred revenue is primarily from advance monthly payments received and revenue is recognized when service is completed. The Company has one agreement in which they received an upfront payment for a two-year term, in which contained a significant financing component in which the Company applied at a discount rate on the advance payment. As of December 31, 2025, the outstanding deferred revenue is approximately $1.0 million, in which the current portion of approximately $518 thousand is currently presented within Deferred revenue, and the noncurrent portion of approximately $495 thousand is presented within Other liabilities on the consolidated financial statements.
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
Accounts Receivable and Allowance
The Company’s accounts receivable balance consists of amounts due from its data center hosting customers and receivables for demand response services. The Company records accounts receivable at the invoiced amount less an allowance for any potentially uncollectable accounts under the current expected credit loss (“CECL”) impairment model and presents the net amount of the financial instrument expected to be collected. The CECL impairment model requires an estimate of expected credit losses, measured over the contractual life of an instrument, that considers forecasts of future economic conditions in addition to information about past events and current conditions. The model also provides a practical expedient, that allows entities to forego developing forecasts of economic conditions. The Company has elected to apply this practical expedient to determine the expected credit losses for current accounts receivable and contract assets, assuming conditions as of the balance sheet date do not change for the remaining life of the asset. Based on this model, the Company considers many factors, including the age of the balance, collection history, and customer creditworthiness. The Company determines the allowance based on historical write-off experience and current exposures identified. The Company reviews its allowance for potentially uncollectible accounts under CECL monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered. The Company does not have any off balance-sheet credit exposure related to its customers. Bad debts are written off after all collection efforts have ceased.
Allowances for credit losses are recorded as a direct reduction from an asset’s amortized cost basis. Credit losses and recoveries are recorded in General and administrative expenses in the Consolidated Statements of Operations. For the years ended December 31, 2025 and 2024, the Company had a provision for credit losses of approximately $0 and $760 thousand, respectively. Recoveries of financial assets previously written off are recorded when received. Based on the Company’s current and historical collection experience, management recorded an allowance for expected credit losses of approximately $244 thousand and $244 thousand as of December 31, 2025 and December 31, 2024. The Company did not record any recoveries as of December 31, 2025 and December 31, 2024, respectively.
Employee Receivables
Certain employees have a receivable due to the Company based on their stock-based awards, in which $15 thousand and $178 thousand was outstanding as of December 31, 2025 and December 31, 2024, respectively. The balance is currently presented as $15 thousand and $82 thousand, respectively within Prepaid expenses and other current assets as of December 31, 2025 and 2024, and $0 and $96 thousand, respectively within Other assets on the financial statements.
Deposits and Credits on equipment
As of December 31, 2025 and December 31, 2024, the Company had approximately $1.4 million and $5.1 million, respectively, in deposits and credits on equipment that had not yet been received by the Company as of the year end. Once the Company receives such equipment in the subsequent period, the Company will reclassify such balance into Property, Plant, and Equipment. Included in the December 31, 2024 balance was a credit on equipment of $975 thousand, of which approximately $195 thousand had been used during the year ended December 31, 2025, and the remaining $780 thousand to be used on future purchases for Project Dorothy 2 and Project Kati until September 1, 2025 (“expiration date”). The Company did not execute an order by the expiration date, and no further extension was granted, and as such the credit was forfeited. The Company recorded a loss on the credit deposit of approximately $780 thousand which was included in Loss on sale of fixed assets and credit on equipment deposit on the consolidated financial statements for the year ended December 31, 2025.

Long-Lived Assets
The Company accounts for impairment or disposal of long-lived assets, which include property, plant, and equipment and also finite-lived intangible assets, in accordance with accounting standards that address the financial accounting and reporting for the impairment or disposal of long-lived assets, specify how impairment will be measured, and how impaired assets will be classified in the Consolidated Financial Statements. On a quarterly basis, the Company analyzes the status of its long-lived assets at each subsidiary for potential impairment. Recoverability of assets to be held and used are measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. Because the impairment test for long-lived assets held in use is based on estimated undiscounted cash flows, there may be instances where an asset or asset group is not considered impaired, even when its fair value may be less than its carrying value, because the asset or asset group is recoverable based on the cash flows to be generated over the estimated life of the asset or asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the year ended December 31, 2025 and 2024, the Company has impaired approximately $12 thousand and $130 thousand, respectively, of property, plant, and equipment, and there was no impairment for the intangible assets for the year ended December 31, 2025 and 2024.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and highly liquid short-term investments with original maturities of less than three months.
Restricted Cash
Restricted cash relates to cash that is legally restricted as to withdrawal and usage or is being held for a specific purpose and thus not available to the Company for immediate or general business use. As of December 31, 2025, the Company had restricted cash of approximately $12.4 million, of which $4.5 million was classified as current and $7.9 million was classified as non-current. As of December 31, 2024, the Company had restricted cash of approximately $2.6 million, of which $1.1 million was classified as current and $1.5 million was classified as non-current. Currently, the balance in restricted cash relates to a restricted deposit held with a customer that was for less than 12 months. The Company has a long-term restricted cash balance in relation to a collateralized deposits for lines of credit for Project Dorothy 2 and Project Kati.
Warrant Liability
Under the guidance in ASC 815, Derivatives and Hedging (ASC 815), certain Company warrants associated with the Fourth Amendment described further in Note 8 on February 28, 2024 did not meet the criteria for equity treatment, due to being subject to shareholder approval, the cap containment provision. As such, the warrants were recorded as a liability on the balance sheet at fair value. This valuation was subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation was adjusted to fair value, with the change in fair value recognized in the Company’s consolidated Statement of Operations. On May 30, 2024, shareholder approval was obtained removing the cap containment provision, and as such, the liability accounting treatment was no longer required. Since all other criteria were met to be treated as equity, the Company adjusted the warrant liability as of the date of shareholder approval and reclassified the balance to equity. As such, the Company accounted for the change in the fair value of the warrant liability as of the date of the shareholder approval (May 30, 2024). In addition, on October 1, 2024, the Company issued 140,000 new penny warrants to the Series B holder in which was subject to shareholder approval that was obtained on November 15, 2024. The Company adjusted the fair value of warrants as of the date of shareholder approval and reclassified the balance to equity, as it no longer required to be treated as a warrant liability as of December 31, 2025 and December 31, 2024.
As discussed in Footnote 8, on June 20, 2024, Cloudco, a subsidiary of Soluna Cloud, entered into a Promissory Note Agreement of $12.5 million with an accredited investor. In addition, on July 12, 2024, CloudCo, Cloud, and the accredited investor noted above entered into a First Amendment to the Note Purchase Agreement (the “June SPA Amendment”). This amendment allows CloudCo to issue additional secured promissory notes totaling $1.25 million to new accredited investors (the “Additional Investors”). In consideration of entering into the promissory note, Cloud issued warrants to the accredited investors. Since the warrants were determined to not be indexed to the Company’s own stock under ASC 815-40-15, and since the warrants to be delivered upon exercise are not readily convertible to cash, they do not meet the net settlement criteria within ASC 815-10-15-83. While Soluna Holdings, Inc is publicly traded, the shares provided are specific to Soluna Cloud, Inc, which is a subsidiary of Soluna Holdings, Inc. The shares of Soluna Cloud, Inc are not publicly traded and therefore the common stock underlying the warrant is not readily convertible to cash. Further evaluation of the Warrants under ASC 815-10 was required to determine if the Warrants meet the definition of a derivative. The warrants are classified as a liability that are required to be adjusted to fair market value. The Company applied a discounted cash flow method in relation to the valuation of Cloud in which assumptions from forecasted projected cash flow data and other key operating assumptions such as working cash flow were used to determine an enterprise value less any current debt in order to determine an equity value for Cloud. The warrants were fair valued in 2024 and written down to $0, and the Company noted that there were no changes for the year ended December 31, 2025.
Certain Company warrants associated with the July 2025 Equity Financing discussed in Note 9 did not meet the criteria for equity treatment. In addition, due to a side letter execution in relation to the Generate Common Warrants as discussed in Note 8, the Generate Common Warrants were reclassified to liability treatment. As such, the warrants were recorded on the balance sheet at fair value. This valuation was subject to re-measurement at each balance sheet date, or when the warrant was exercised. With each re-measurement, the warrant valuation was adjusted to fair value, with the change in fair value recognized in the Company’s consolidated statement of operations. The warrants were collectively classified as a Level 3 measurement within the fair value hierarchy due to the use of a valuation model which involves the use of unobservable inputs. As of December 31, 2025, the Series A and Series B warrants associated with the July 2025 Equity Financing warrants had been fully exercised, and on November 4, 2025, shareholder approval to increase authorized share limit and amend the Generate Common Warrants back to the original treatment of equity classification, therefore as of December 31, 2025, the Company’s warrant liability outstanding was $0. Please refer to Fair value Measurement note above in relation to the fair value assumptions for the Series A and B Warrant in association with the July 2025 Equity Financing, and in relation to the Generate Common Warrants fair value assumptions.

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
The Company has cash deposits in excess of federally insured limits but does not believe them to be at risk. The Company notes that as of December 31, 2025, the cash deposits in excess of federally insured limits was approximately $88.1 million.
Other Comprehensive Income
The Company had no other comprehensive income items for the years ended December 31, 2025 and 2024.
Leases
Operating leases

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
Finance leases

Finance leases are included in finance lease ROU assets, finance lease liabilities - current, and finance lease liabilities - noncurrent on the consolidated balance sheets. ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Finance lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, the Company generally uses an incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The finance lease ROU asset may also include any lease payments made and excludes lease incentives. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Interest expense is determined using the effective interest method. Amortization is recorded on the right-of-use asset on a straight-line basis. Interest and amortization expense are generally presented separately in the consolidated statement of operations.

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

Improvements to Income Tax Disclosures

In December 31, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. See Note 6 in relation to the Company's Income Tax disclosures.
Stock Compensation
In March 2024, the FASB issued ASU 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards (“ASU 2024-01”), to clarify the scope application of profits interest and similar awards by adding illustrative guidance in ASC 718, Compensation—Stock Compensation (“ASC 718”). ASU 2024-01 clarifies how to determine whether profits interest and similar awards should be accounted for as a share-based payment arrangement (ASC 718) or as a cash bonus or profit-sharing arrangement (ASC 710, Compensation—General, or other guidance) and applies to all reporting entities that account for profits interest awards as compensation to employees or non-employees. In addition to adding the illustrative guidance, ASU 2024-01 modified the language in paragraph 718-10-15-3 to improve its clarity and operability without changing the guidance. ASU 2024-01 is effective for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2025. Early adoption is permitted. The amendments should be applied either retrospectively to all prior periods presented in the financial statements, or prospectively to profits interests and similar awards granted or modified on or after the adoption date. The Company notes that this ASU did not have an impact on the consolidated financial statements for the year ended December 31, 2025. If any new awards are issued in the future, the Company will evaluate the scope application of this ASU.

Accounting Updates Not Yet Effective
Improvements to Comprehensive Income- Expense Disaggregation
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 requires, in the notes to the financial statements, disclosures of specified information about certain costs and expenses specified in the updated guidance. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the impact the updated guidance will have on its disclosures.
Debt with Conversion and Other Options
In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2024-04, Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. ASU 2024-04 clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion to improve relevance and consistency. The new standard is effective for the Company for its annual periods beginning after December 15, 2025 and interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard.
3. Accounts Receivable
Accounts receivables consist of the following at:

(Dollars in thousands)	December 31, 2025	December 31, 2024
Data hosting	$4,750	$1,385
Demand response service receivable	745	1,159
Proprietary mining Coinbase receivable	27	37
Other	244	356
	5,766	2,937
Less: Allowance for expected credit losses	(244)	(244)
	$5,522	$2,693
The Company’s allowance for expected credit loss was $244 thousand as of December 31, 2025 and $244 thousand as of December 31, 2024. For the year ended December 31, 2024, one of the Company’s borrowers from a note receivable was having financial difficulty and did not secure additional financing to pay the note, as such the Company fully reserved the note balance and incurred a provision on credit loss of approximately $244 thousand. In addition, the Company had a credit provision for approximately $516 thousand due to a pricing dispute with a Bitcoin hosting customer, in which the agreement with the customer was terminated during the year ended December 31, 2024. The Company wrote off the entire allowance with the Bitcoin hosting customer of $516 thousand as of December 31, 2024.
Rollforward of Allowance of Expected Credit Losses:

(Dollars in thousands)	2025	2024

Allowance for expected credit losses, beginning of year	$244	$-
Current period credit provision	—	760
Write offs charged against the allowance	—	(516)
Recoveries collected	-	-
Allowance of expected credit losses, end of year	$244	$244

4. Property, Plant and Equipment
Property, plant and equipment consist of the following at:

(Dollars in thousands)	December 31, 2025	December 31, 2024
Land and land improvements	$4,471	$1,553
Buildings and leasehold improvements	36,464	25,453
Computers and related software	13,542	11,533
Machinery and equipment	19,522	9,324
Office furniture and fixtures	74	34
Construction in progress	16,215	9,250
	90,288	57,147
Less: Accumulated depreciation	(15,505)	(9,864)
	$74,783	$47,283
Depreciation expense was approximately $6.9 million and $6.2 million for the years ended December 31, 2025 and 2024, respectively. Repairs and maintenance expense was approximately $591 thousand and $536 thousand for the years ended December 31, 2025 and 2024, respectively.
The Company had a loss on sale of equipment and credit deposit of approximately $1.2 million for the year ended December 31, 2025, which related to $780 thousand loss on credit deposit discussed in Note 2 and approximately $371 thousand loss on equipment for the sale of cryptocurrency miners that were replaced during the year.
5. Intangible Assets
Intangible assets consist of the following as of December 31, 2025:

(Dollars in thousands)	Intangible Assets	Accumulated Amortization	Total

Strategic pipeline contract	$46,885	$39,071	$7,814
Assembled workforce	500	416	84
Patents	400	37	363
Total	$47,785	$39,524	$8,261
Intangible assets consist of the following as of December 31, 2024:

(Dollars in thousands)	Intangible Assets	Accumulated Amortization	Total

Strategic pipeline contract	$46,885	$29,694	$17,191
Assembled workforce	500	317	183
Patents	266	20	246
Total	$47,651	$30,031	$17,620
Amortization expense for each of the years ended December 31, 2025 and 2024 was approximately $9.5 million.
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

The Company expects to record amortization expense of intangible assets over the next five years and thereafter as follows:

(Dollars in thousands)
Year ending December 31,
2026	$7,917
2027	19
2028	19
2029	19
2030	19
Thereafter	268
Total	$8,261
6. Income Taxes
Income tax expense (benefit) for each of the years ended December 31 consists of the following:

(Dollars in thousands)	2025	2024

Federal	$—	$—
State	23	35
Deferred	(2,339)	(2,522)
Total	$(2,316)	$(2,487)
Deferred income tax expense (benefit) from operations for each of the years ended December 31 consists of the following:

(Dollars in thousands)	2025	2024

Deferred tax (benefit) expense	$(4,320)	$4,006
Net operating loss carry forward	(1,364)	(8,192)
Valuation allowance	3,345	1,664
	$(2,339)	$(2,522)

The Company’s effective income tax rate from operations differed from the Federal statutory rate for each of the years ended December 31 as follows:

(Dollars in thousands)	2025		2024
	In USD	Percent	In USD	Percent
US Federal statutory tax rate	$(12,470)	21%	$(12,765)	21%
State and local income tax, net of federal income tax effect
Kentucky income tax effect	(581)	1	(126)	—
All other states income tax effect	(12)	—	(465)	1
State rate adjustment	(117)	—	(271)	—
State NOL adjustment	760	(1)	917	(1)
Nontaxable or nondeductible items
Partnership differential	1,282	(2)	(704)	1
Stock based compensation	113	—	(79)	—
Fair value adjustment of warrants	4,973	(8)	—	—
Cancellation of debt income	0	—	6,004	(10)
Loss on extinguishment of debt	(2,592)	4	1,241	(2)
Other permanent items	5	—	5	—
Other Adjustments
Expiration of Net Operating Losses	2,985	(5)	718	(1)
Return to provision adjustments	(5)	—	1,369	(2)
Other	(2)	—	5	—
Change in valuation allowances	3,345	(6)	1,664	(3)
Total income tax benefit / Tax rate	$(2,316)	4%	$(2,487)	4%

Deferred Tax (Liabilities) Assets:
Deferred tax (liabilities) assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates. Temporary differences, net operating loss carryforwards and tax credit carryforwards that give rise to deferred tax assets and liabilities are summarized as follows as of December 31:

(Dollars in thousands)	2025	2024

Deferred tax assets:
Accruals and reserves	$229	$236
Net operating loss	38,515	37,151
Property, plant and equipment	(1,647)	(1,394)
Stock options	4,476	2,236
Research and development tax credit	227	227
Deferred tax assets	41,800	38,456
Valuation allowance	(41,800)	(38,456)
Deferred tax assets, net of valuation allowance	—	—

Deferred tax liabilities:
Intangibles	(2,911)	(5,257)
Deferred tax liabilities	(2,911)	(5,257)
Deferred tax liabilities, net	$(2,911)	$(5,257)
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
As a result of its assessment in 2025, the Company increased its valuation allowance against its deferred tax assets. The increase in the valuation allowance caused incremental tax expense of $3.3 million to be recognized in 2025. The increase of the valuation allowance was based upon the uncertainty surrounding the Company’s projected future taxable income, causing the Company to evaluate what portion of the Company’s deferred tax assets it believes are more likely than not to be realized. The Company has determined that it will not generate sufficient levels of pre-tax earnings in the future to realize the deferred tax assets relating to net operating loss carryforwards and research and development credit carryforwards recorded on the balance sheet as of December 31, 2025. Taking into consideration existing levels of permanent differences, non-deductible expenses and the reversal of significant temporary differences, the Company has determined that all other deferred tax assets recorded on the balance sheet as of December 31, 2025, will not be fully realized.

The valuation allowance on December 31, 2025 and 2024 was $41.8 million and $38.5 million, respectively. Activity in the valuation allowance for deferred tax assets is as follows as of December 31:

(Dollars in thousands)	2025	2024

Valuation allowance, beginning of year	$38,456	$36,791
Net operating (loss) income	1,364	8,200
Property, plant and equipment	(253)	(7,171)
Stock options	2,240	673
Research and development credit	—	—
Accrued expenses	(7)	(37)
Valuation allowance, end of year	$41,800	$38,456
Net operating losses:
As of December 31, 2025, the Company has unused Federal net operating loss carryforwards of approximately $171.0 million after reducing the total by $14.2 million which expired in 2025. Of what is remaining, $33.9 million will begin to expire in 2026 and the remainder being carried forward indefinitely.
The Company’s and/or its subsidiaries’ ability to utilize their net operating loss carryforwards may be significantly limited by Section 382 of the IRC of 1986, as amended, if the Company or any of its subsidiaries undergoes an “ownership change” as a result of changes in the ownership of the Company’s or its subsidiaries’ outstanding stock pursuant to the exercise of the warrants or otherwise.
Unrecognized tax benefits:
The Company has unrecognized tax benefits of $0 and $0 thousand as of December 31, 2025 and 2024, respectively.
Additionally, the Company does not have uncertain tax positions that it expects will increase or decrease within twelve months of this reporting date. The Company recognizes interest and penalties related to uncertain tax positions as a component of tax expense. The Company did not recognize any interest or penalties in 2025 or 2024.
The Company files income tax returns, including returns for its subsidiaries, with federal and state jurisdictions. The Company is no longer subject to IRS or state examinations for any periods prior to 2021, although carryforward attributes that were generated prior to 2023 may still be adjusted upon examination by the IRS if they either have been or will be used in a future period.

7. Accrued Liabilities
Accrued liabilities consist of the following at:

(Dollars in thousands)	December 31, 2025	December 31, 2024

Salaries, wages and related expenses	$2,204	$552
Liability to shareholders for previous acquisition	363	363
Legal, audit, tax and professional fees	1,786	537
Sales tax accrual	146	575
Real estate taxes accrual	453	182
Hosting and utility fees	1,541	1,036
Financing fee accrual	773	—
Construction fees	2,252	2,211
Membership distribution accrual	3,637	1,179
Other	27	150
Total	$13,182	$6,785
Contract liability
In June 2024, Soluna AL Cloudco, LLC (“CloudCo”), a subsidiary of Soluna Cloud, entered into an agreement (the “HPE Agreement”) with Hewlett Packard Enterprise Company (“HPE”), with an initial pre-payment of $10.3 million and a total commitment of $34.0 million over a 36-month period. On March 24, 2025, CloudCo notified HPE of its termination of the HPE Agreement and, on March 26, 2025, HPE notified CloudCo of its termination of the HPE Agreement for cause, effective immediately, due to CloudCo’s material breach of its payment obligations that remained uncured for more than thirty (30) days. The HPE Agreement provided the Company access to datacenter and cloud services for AI and supercomputing applications utilizing NVIDIA H100 GPUs. In accordance with the terms of the HPE Agreement, CloudCo was required to pay all of the unpaid fees that were payable over the entire term of the HPE Agreement. In accordance with the terms of the HPE Agreement, upon a termination for cause by HPE, CloudCo must pay HPE the remaining payment stream under the term of the HPE Agreement, including all upfront payments and monthly charges, plus any fees incurred for the terminated Services (as defined in the HPE Agreement). As of December 31, 2024, the Company reduced its prepaid assets and other long-term assets by approximately $8.6 million, increased termination liability by approximately $20.0 million and recorded a loss on contract of approximately $28.6 million to account for the termination of the contract and CloudCo’s contractual payments. As of December 31, 2025, the outstanding contract liability was approximately $19.3 million.

8. Debt

The following table represents total debt outstanding by agreement as of December 31, 2025:

(Dollars in thousands):	Current portion of debt	Long term debt	Total
Generate loan	$3,713	$10,213	$13,926
Galaxy loan	784	3,499	4,283
Equipment loan	-	1,075	1,075
Green Cloud secured note	4,361	3,112	7,473
Total Debt	$8,858	$17,899	$26,757

The following table represents total debt outstanding by agreement as of December 31, 2024:

(Dollars in thousands):	Current portion of debt	Long term debt	Total
Convertible Notes	$—	$—	$—
NYDIG financing	9,183	—	9,183
Navitas term loan	137	—	137
Green Cloud secured note	3,922	7,061	10,983
July 2024 additional secured note	1,202	—	1,202
Total Debt	$14,444	$7,061	$21,505
The Company notes as of December 31, 2025, there is approximately $29.7 million in principal outstanding and $2.9 million in debt issuance and discounts costs remaining to be amortized over the life of the loans. The following table represents the future minimum principal payments, which excludes potential cash sweeps, due on debt as of December 31, 2025:

(Dollars in thousands):
Year ending December 31,
2026	$7,194
2027	7,191
2028	3,278
2029	3,635
2030	8,395
Total	$29,693

NYDIG financing

(Dollars in thousands)	Maturity Dates	Interest Rate	January 1, 2025 - December 31, 2025	January 1, 2024 - December 31, 2024
NYDIG Loans #1-11	April 25, 2023 thru January 25, 2027*	14% thru 16%	$9,183	$9,183

Gain on extinguishment on debt			(9,183)	—
Less: repossession of collateralized assets			—	—
Total outstanding debt			$—	$9,183
*Due to event of default- the entire NYDIG Financing became current, see note below.
On December 30, 2021, Soluna MC Borrowing 2021-1 LLC (the “Borrower”), a subsidiary of Soluna MC, LLC, a subsidiary of Soluna Digital, a subsidiary of the Company, entered into a Master Equipment Finance Agreement (the “Master Agreement”) with NYDIG ABL LLC (“NYDIG”) as lender, servicer and collateral agent (the “NYDIG facility”). The Master Agreement provided for up to approximately $14.4 million in total equipment financing (the "NYDIG Loans").
On January 14, 2022, the Borrower effected an initial drawdown under the Master Agreement in the aggregate principal amount of approximately $4.6 million that bore interest at 14% and was to be repaid over 24 months. On January 26, 2022, the Borrower had a subsequent drawdown of $9.8 million. Soluna MC LLC, the Borrower's parent, provided a guaranty, and the Borrower pledged its assets, including a certain digital asset accounts, as collateral for the NYDIG Loans.

On December 20, 2022, after the Borrower defaulted on the NYDIG Loans, NYDIG issued a Notice of Acceleration and Repossession under the Master Agreement. The obligations under this facility were ring-fenced to the Borrower and its direct parent, Soluna MC LLC. The Company itself was not a guarantor of the NYDIG Loans.

On February 23, 2023, NYDIG foreclosed on the collateral, repossessing assets valued at approximately $3.4 million, of which approximately $560 thousand was first used to pay off accrued interest and penalties. On December 7, 2023, NYDIG filed its Motion for Summary Judgment seeking entry of a judgment against Soluna in the approximate amount of $10.3 million for unpaid principal, interest, and penalties. Following court proceedings, the parties agreed that the total outstanding loan principal balance would be approximately $9.2 million (the "Agreed Judgment Amount").

On September 29, 2025, the Borrower, Soluna MC, LLC (the “Guarantor” and together with Borrower, the “NYDIG Defendants”) and NYDIG executed a Settlement Agreement to fully resolve the Agreed Judgment Amount and all related claims. Under the Settlement Agreement, the NYDIG Defendants agreed to make certain settlement payments to NYDIG, and in return, NYDIG and its affiliates released the NYDIG Defendants and its related parties from all claims related to the NYDIG Loans.

As a result, the Company recorded a gain on extinguishment of debt for the remaining principal, accrued interest, and penalties. As of December 31, 2025, the settlement amount had been paid, and no further obligations remain as of the date of this filing.

Green Cloud secured note

(Dollars in thousands)	Maturity Date	Interest Rate	January 1, 2025- December 31, 2025	June 20, 2024- December 31, 2024
Term Loan and capitalized interest (excludes debt issuance cost)	June 20, 2027	9%	$11,748	$12,784
Less: principal and capitalized interest payments			(3,945)	(1,036)
Less: debt discount			(99)	(230)
Less: debt issuance costs			(231)	(535)
Total outstanding note			7,473	10,983
(Less) Current note outstanding			(4,361)	(3,922)
Long-term note outstanding			$3,112	$7,061
On June 20, 2024, pursuant to the terms and subject to the conditions of a Note Purchase Agreement (the “June SPA” or "Green Cloud secured note") by and among (i) CloudCo, a Delaware limited liability company and indirect wholly owned subsidiary of the Company, (ii) Soluna Cloud, a Nevada corporation, indirect wholly owned subsidiary of the Company, and parent of CloudCo, (iii) the Company and (iv) the accredited investor named therein (the “Investor”, and collectively the “Note Parties”), CloudCo issued to the Investor a secured promissory note in a principal amount equal to $12.5 million (the “Note”). The Note accrues interest at a rate 9.0% per annum, subject to adjustment upon an event of default. The Note matures on June 20, 2027. CloudCo’s obligations under the Note will be secured by all or substantially all of CloudCo’s assets, including pursuant to a security agreement to be executed and delivered by CloudCo in favor of the Investor (the “CloudCo Security Agreement”, and together with the June SPA and the Note, the “CloudCo Agreements”).
As further inducement for the Investor to purchase the Note, Soluna Cloud issued to the Investor a warrant (the “Warrant”) exercisable within three years from June 20, 2024 for a number of shares of common stock of Soluna Cloud equal to the sum of (a) 12.5% of Soluna Cloud’s issued and outstanding common stock as of the date of the Warrant divided by 0.875, plus (b) the percentage of each Qualified Issuance (as defined below) divided by 0.875. For purposes of the Warrant, “Qualified Issuance” means (y) each issuance of common stock of Soluna Cloud during the period commencing on the day after the date of the Warrant and ending on the earlier to occur of (i) the conclusion of up to an additional $112.5 million of capital raised, whether in the form of debt, equity, mixed or otherwise, by Soluna Cloud and its subsidiaries and (ii) December 31, 2025 and (z) the number of shares of common stock of Soluna Cloud issuable upon the exercise or conversion of any convertible securities of CloudCo issued during such period (other than certain issuances pursuant to CloudCo’s equity compensation plans). On June 20, 2024, the Company determined that the warrant should be treated as a warrant liability and based on valuation, the Company booked a warrant liability of approximately $314 thousand and a related debt discount which will be amortized over the life of the loan. Further evaluation of the Warrants under ASC

815-10 was required to determine if the warrants meet the definition of a derivative. The warrants are classified as a liability that are required to be adjusted to fair market value. The Company applied a discounted cash flow method in relation to the valuation of Cloud in which assumptions from forecasted projected cash flow data and other key operating assumptions such as working cash flow were used to determine an enterprise value less any current debt in order to determine an equity value for Cloud. As of December 31, 2025 and December 31, 2024, the warrants were fair valued, and deemed to not have any further value, as such the Company wrote down the liability balance to $0.

For the years ended December 31, 2025 and 2024, the Company incurred approximately $1.3 million and $847 thousand in interest expense in relation to the Green Cloud secured note.
June SPA Modification to Green Cloud secured note
On March 23, 2025, the Note Parties entered into a Modification Agreement (the “Modification Agreement”) to, among other things:
(i)     provide for the deposit of 1,000,000 shares (the “Escrow Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), into an escrow account maintained by Northland Securities, Inc., pursuant to an escrow agreement (as further described below),
(ii)     provide for the issuance to the Investor of a warrant to purchase shares of Common Stock upon the release by the Investor of its lien on the property of the Company,
(iii)     amend the payment schedule of the Note to provide (a) for each of the six scheduled payments occurring after the earlier of the effectiveness of a registration statement for the resale of the Escrow Shares and the Conversion Shares (as defined below) or the date that the Escrow Shares and the Conversion Shares may be sold pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), without any information requirements, the amount of principal and interest payable on such date shall be reduced by 50% (the aggregate amount of the six months of such reductions, the “Specified Amount”) and (b) if the aggregate amount of payments on the Amended Note applied from the proceeds of the sale of the Escrow Shares on or prior to the last six scheduled payments is less than the Specified Amount (such difference, the “Make Whole Amount”), than the amount of each of the remaining scheduled payments shall be increased by an amount equal to the Make Whole Amount divided by the number of remaining scheduled payments,
(iv)     modify the Note such that the Note is now convertible into up to 2,500,000 shares (the “Conversion Shares”) of Common Stock based on a conversion price of $5.00,
(v)     amend the Note to provide that the Company will be a direct co-obligor with CloudCo under the Note, and
(vi)    amend the SPA to allow the Company to organize or incorporate any subsidiary, over which the Company shall have voting or beneficial control, which is being formed with the intent to engage in a business or line of business substantially similar to that of Soluna Cloud or the Company, without first paying all of the principal and interest due under the Note and without first obtaining Investor’s prior written consent (collectively, the "June SPA Modification").

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

Subsequently, the Company and the Investor mutually agreed that the 1,000,000 Escrow Shares would instead be issued directly to the Investor and, on April 29, 2025, the Company issued 1,000,000 shares of common stock to the Investor. When the Investor sells the 1,000,000 shares in the open market, the net proceeds from dispositions of the Escrow Shares (i) at a price of up to $4.00 per share shall be applied to reduce the outstanding principal balance of the Note and (ii) at a price greater than $4.00 per share shall be applied first to reduce the outstanding principal balance of the Note in an amount equal to $4.00 per share of Common Stock and then to the Investor. The Investor has until March 31, 2026 (the “Sales Period”) to sell the 1,000,000 shares to reduce the outstanding principal balance, or would have to return the shares. As of the date of these consolidated financial statements, the Company and Investor are looking to extend the Sales Period to April 30, 2026.

July 2024 Additional Secured Note

(Dollars in thousands)	Maturity Date	Interest Rate	January 1, 2025- December 31, 2025	June 20, 2024- December 31, 2024
Term Loan and capitalized interest (excludes debt issuance cost)	July 12, 2027*	9%	$1,209	$1,278
Less: principal and capitalized interest payments			(658)	(69)
Less: debt discount			—	(7)
Gain on extinguishment			(551)	—
Total outstanding debt			$—	$1,202

*	On March 14, 2025, the Company satisfied the assignment and assumption agreement, as such a gain on extinguishment was recorded.
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

A “Qualified Issuance” includes any issuance of common stock by Soluna Cloud from the day after the date of issuance of the Cloud Additional Warrant until the earlier of raising an additional $111.25 million or December 31, 2024, as well as shares issuable upon exercise or conversion of convertible securities issued during this period, excluding certain equity compensation plan issuances.
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

On March 14, 2025, the Company fulfilled the purchase obligations, and assumed the Additional Notes through payment of $750 thousand through principal and 50% interest payments and use of 20% SEPA funds. Effectively, the remaining debt assignment was assumed by Soluna Holdings, Inc. and was recorded as an intercompany debt obligation that was eliminated on the Company’s consolidated financial statements as of December 31, 2025. The Company recorded a gain on extinguishment of the July 2024 Additional Secured Notes of approximately $551 thousand for the year ended December 31, 2025. For the years ending December 31, 2025 and 2024, the Company incurred approximately $33 thousand and $54 thousand in interest expense in relation to the July Additional Secured Note.

Galaxy Loan

(Dollars in thousands)	Maturity Date	Interest Rate	March 12, 2025- December 31, 2025
Term Loan	March 13, 2030	15%	$5,000
Less: principal payments			(375)
Less: debt issuance costs			(342)
Total outstanding note			4,283
(Less) Current note outstanding			(784)
Long-term note outstanding			$3,499

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

The Galaxy Loan Agreement provides for a term loan facility in the principal amount of $5.0 million(the “Term Loan Facility”). The Term Loan Facility bears interest at a rate of 15% per annum, subject to an increase of 5.0% (for a total of 20.0%) if an Event of Default (as defined in the Galaxy Loan Agreement) has occurred and is continuing. The Term Loan Facility matures on March 12, 2030 and includes scheduled payments over a five-year term. For the year ended December 31, 2025, the Company incurred approximately $694 thousand in interest expense in relation to the Term Loan Facility, which includes interest paid on the note and amortization of deferred financing costs.

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

The Galaxy Loan Agreement includes certain restrictions (subject to certain exceptions outlined in the Galaxy Loan Agreement) on the ability of the SW Loan Parties and their subsidiaries to undertake certain activities, including to incur indebtedness and liens, enter into sale or lease-back transactions, merge or consolidate with other entities, dispose or transfer their assets, pay dividends or make distributions, make investments, make Restricted Payments (as defined therein), enter into burdensome agreements or transact with affiliates. In addition, the SW Loan Parties are subject to three financial covenants – a minimum debt service coverage ratio, a minimum current ratio, and cash in customer deposit account must equal or be greater than related customer liabilities. As of the date of these consolidated financial statements, the Company is in compliance with all covenants in relation to the Galaxy Loan Agreement.

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

Generate Credit Agreement

(Dollars in thousands)	Maturity Date	Interest Rate	September 12, 2025- December 31, 2025
Tranche A-1	September 12, 2030	13.93% thru 14.17%	$5,500
Tranche A-3			11,500
Total drawn loan			17,000
Less: principal payments			(810)
Less: debt discount and issuance costs			(2,264)
Total outstanding note			13,926
(Less) Current note outstanding			(3,713)
Long-term note outstanding			$10,213

On September 12, 2025, the Company caused its subsidiaries Soluna DVSL ComputeCo, LLC (“Dorothy 1A Borrower”), Soluna DVSL II ComputeCo, LLC (“Dorothy 2 Borrower”), and Soluna KK I ComputeCo, LLC (“Tranche B Borrower” and collectively with Dorothy 1A Borrower and Dorothy 2 Borrower, the “Borrowers”) to enter into a Credit and Guaranty Agreement (the “Credit Agreement”) with Generate Lending, LLC, as administrative agent and collateral agent (the “Agent”), and Generate Strategic Credit Master Fund I-A, L.P. (the “Lender”). The Credit Agreement provides for senior secured term loan commitments in an aggregate principal amount of up to $35.5 million, comprised of (i) Tranche A-1 ($5.5 million), (ii) Tranche A-3 ($11.5 million), and (iii) Tranche B ($18.5 million). In addition, the Credit Agreement permits the Borrowers to request one or more Additional Tranche Loan Commitments (as defined in the Credit Agreement), in the aggregate amount of up to $64.5 million, subject to the approval of the Lender and the Agent, for project-level financing of eligible projects. As of December 31, 2025, the Borrowers borrowed approximately $17.0 million under the Credit Agreement, comprised of Tranche A-1 loans and Tranche A-3 loans. The Company can draw upon Tranche B from September 12, 2025 until October 31, 2026, subject to the conditions set forth in the Credit Agreement. The maturity date for the Tranche A and Tranche B loans is the earlier of (i) payment of outstanding principal, interest, and fees and (ii) September 12, 2030. Additional Tranche Loan Commitments will have maturity dates as set forth in their respective amendments to the Credit Agreement. For the year ended December 31, 2025, interest expense was approximately $1.1 million.

Proceeds from the Generate Credit Agreement will be used to finance, refinance, develop and construct the Company’s Dorothy 1A, Dorothy 2 and Kati data center projects, fund a debt service reserve account, and pay fees and expenses. The loans bear interest at a variable rate based on either ABR or Term SOFR, as set forth in the Generate Credit Agreement. The applicable interest rate for SOFR loans is equal to Term SOFR plus a margin of 10.0% per annum, and for ABR loans is equal to the ABR plus a margin of 9.0% per annum. The Generate Credit Agreement provides for a SOFR rate floor of 3.5% per annum. The Borrowers are required to pay a commitment fee of 1.0% per annum on undrawn amounts of the Tranche B Loan Commitments and any Additional Tranche Loan Commitments. During the continuance of an event of default, a default rate applies equal to the otherwise applicable rate plus 2.0% per annum.

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

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default for financings of this type. Events of default under the Credit Agreement include, among other things, non-payment of principal, interest or fees, inaccuracy of representations and warranties, breach of covenants, cross-default to certain material indebtedness, bankruptcy and insolvency, and change of control. Upon the occurrence and during the continuance of an event of default, the lenders may declare all outstanding principal and accrued but unpaid interest under the Credit Agreement immediately due and payable and may exercise the other rights and remedies provided under the Credit Agreement and related loan documents. Negative covenants in the Credit Agreement include, among other things, restrictions on the Borrowers and guarantors with respect to incurring additional indebtedness, creating liens on assets, selling assets or making fundamental changes, making restricted payments, entering into affiliate transactions, and using loan proceeds for unauthorized purposes. The Credit Agreement also restricts investments, capital expenditures, and speculative transactions, and requires that all deposit and securities accounts be subject to control agreements. Financial covenants require (i) a minimum trailing Debt Service Coverage Ratio of 1.60:1.00 and (ii) a minimum Forward Contracted Debt Service Coverage Ratio of 1.20:1.00, in each case as further described in the Credit Agreement. The facility also includes customary mandatory prepayment provisions. As of the date of these consolidated financial statements, the Company received a waiver and is in compliance with all covenants in relation to the Generate Credit Agreement.

Pursuant to the Credit Agreement, the Company issued to Generate Strategic Credit Master Fund I-B, L.P., an affiliate of the Lender and the Agent (the “Holder”), in a private placement (the “Private Placement”): (i) a pre-funded warrant (the “Generate Pre-Funded Warrant”) to purchase up to 2,000,000 shares of common stock at an exercise price of $0.0001, terminating on the five year anniversary, September 12, 2030; and (ii) a common warrant (the “Generate Common Warrant” and, together with the Generate Pre-Funded Warrant, the “Generate Warrants”) to purchase up to 2,000,000 shares of common stock at an exercise price of $1.18 terminating on the five year anniversary, September 12, 2030. The Holder does not have the right to exercise any portion of the Generate Pre-Funded Warrant or Generate Common Warrant, if the Holder, would beneficially own in excess of 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to such exercise.

Equipment Loan Agreement
On May 16, 2024, SDI SL Borrowing – 1, LLC, an affiliate of Soluna Holdings, Inc. (the “Borrower”) entered into a loan agreement (the “Equipment Loan Agreement” or the “Loan”) with Soluna2 SLC Fund II Project Holdco LLC (the “Lender”, and collectively, the “Parties”). The Equipment Loan Agreement provides for the Company to borrow, from time to time, up to $1.0 million, and further amended on February 28, 2025 to $4.0 million to be used to purchase necessary equipment for the progression of Project Dorothy 2 and Project Kati. Any loans made under the Equipment Loan Agreement have a maturity date of May 16, 2027 and will bear interest at a rate of 15% per annum. The Equipment Loan Agreement includes customary covenants for loans of this nature, as well as a multiple on invested capital (“MOIC”) provision, which requires the Company to pay, in addition to principal and interest, an amount equal to the difference of (i) the greater of (a) the principal amount of the Loan being repaid plus all interest previously paid or simultaneously being paid to Lender in respect of such principal of the Loan, and (b) the principal amount of the Loan being repaid multiplied by three (3.0), minus (ii) the sum of the principal amount of the Loan being repaid plus all interest previously paid or simultaneously being paid to Lender in respect of such principal of the Loan.
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
On March 21, 2025, the SDI Borrower drew down $250 thousand of the Loan with the Lender, in relation to Project Kati. In addition, on June 11, 2025 and July 16, 2025, the SDI Borrower drew down an additional $269.2 thousand and $291.4 thousand, respectively of the Loan with the Lender, in relation to Project Kati. The total amount of equipment loans of $810.6 thousand was outstanding prior to the assignment of equipment and payoff of the loan. The SDI Borrower shall repay the Loans under these Borrowing Requests with a different MOIC Payment than as defined in the Equipment Loan Agreement. The MOIC Payment for these Borrowing Requests only, shall be an amount equal to the difference of (i) the greater of (a) the principal amount of the Loan being repaid plus all interest previously paid or simultaneously being paid to Lender in respect of such principal of the Loan, and (b) the principal amount of the Loan being repaid multiplied by three and three tenths (3.3), minus (ii) the sum of the principal amount of the Loan being repaid plus all interest previously paid or simultaneously being paid to Lender in respect of such principal of the Loan. As of the date prior to the payoff, the

Company had approximately $180.6 thousand in Accrued interest payable in relation to the MOIC and 15% interest accruing on the Loan that was outstanding that was written off.

On August 1, 2025, the SDI Borrower satisfied and repaid the borrowing amount in full by issuing Spring Lane Capital (“SLC”) Class B Membership Interests in Soluna KKSL JVCo LLC (“Kati”) project for 3.3 times the membership units ($810.6 thousand payoff equal to fair value of approximately $2.7 million for Class B membership units issued to SLC), as part of the contribution agreement between the Parties. Through initial contributions of $810.6 thousand (debt repayment), SLC received 2,675 Class B Membership units, which constituted a 100% initial Class B membership interest of Kati. The redemption of debt through equity created approximately a $1.7 million loss on debt extinguishment for the year ended December 31, 2025.

Land Purchase Loan

On October 1, 2025, the Borrower, and Soluna2 Kati Project Holdco LLC ("Kati Lender"), entered into a borrowing request of $1.075 million to cover the purchase of land to support construction of Project Kati Phase 2 under the terms of the Equipment Loan Agreement. For the land purchase, per the terms of a letter agreement between Spring Lane and the Company, the Company is allowed to apply 1.00 MOIC and interest free obligation on the loan in relation to the land purchase.

Per ASC 835-30-S45-1, debt issuance costs related to line of credits should be recorded as an asset and amortized over the life of the line of credit agreement. As such, the Company recorded $64 thousand and $53 thousand within Prepaid expenses and other current assets as of December 31, 2025 and 2024 and $25 thousand and $75 thousand within Other assets on the consolidated balance sheet as of December 31, 2025 and 2024, of which $62 thousand and $35 thousand has been amortized and recorded within Interest Expense for the years ended December 31, 2025 and 2024.

Navitas term loan

(Dollars in thousands)	Maturity Date	Interest Rate	January 1, 2025- December 31, 2025	January 1, 2024- December 31, 2024
Term Loan and capitalized interest (excludes debt issuance cost)	May 9, 2025	15%	$137	$1,707
Less: principal and capitalized interest payments			(137)	(1,570)
Less: debt issuance costs			—	—
Total outstanding debt			$—	$137
On May 9, 2023, DVCC and Navitas West Texas Investments SPV, LLC entered into a 2-year Loan Agreement (“Term Loan”) for $2,050,000. As of December 31, 2025, the Company has paid the remaining outstanding balance of approximately $137 thousand, therefore fulfilling its debt obligation with Navitas. Interest expense related to the Navitas Term Loan for the years ended December 31, 2025 and 2024 was approximately $2 thousand and $138 thousand, respectively, which includes interest associated with the debt issuance costs.
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

(Dollars in thousands)	January 1, 2024- December 31, 2024

Beginning fair value balance of convertible notes	$8,474
Conversions of debt	(9,001)
Revaluation losses and extinguishment of debt, net	202
Extension fee	325
Ending fair value of convertible notes	$—
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
In consideration of the foregoing, the Company:
•Reduced the conversion price of the Notes to $3.78 per share;
•The Noteholders received an aggregate of 850,000 three year warrants exercisable at $0.01 per share;
•An aggregate of 320,005 warrants held by the Noteholders had the exercise price reduced to $3.78 per share (the “$3.78 Warrants”); and
•An aggregate of 478,951 warrants held by the Noteholders had the exercise price reduced to $6.00 per share (the “$6.00 Repriced Warrants”). For every one $6.00 Repriced Warrant exercised by a Purchaser, such Purchaser shall receive 1.36 new five-year warrants with an exercise price of $0.01, 1.6 new five-year warrants with an exercise price of $4.20, and 1.6 new five-year warrants with an exercise price of $5.70.
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
Pursuant to additional agreements with holders of another 51,618 outstanding warrants, similar adjustments with those warrants, resulted in a total adjustment to 530,569 warrants. As the 51,618 warrants were not with the Noteholders, the treatment of $6.00 repriced warrants was recorded as a deemed dividend and adjusted the Company’s earnings per share calculation noted in Footnote 11 for the year ended December 31, 2025. The fair value associated with the 51,618 warrants with non-Noteholders totaled approximately $386 thousand. On May 17, 2024, the Company permitted the holders of the Company’s Amended Class C Warrants, previously exercisable at $6 per share, to exercise such warrants at a reduced exercise price of $4 per share, provided that each such holder exercised at least 61.83% of their Amended Class C Warrants by the close of business on May 17, 2024. The Company also agreed to reduce the exercise price on all remaining Amended Class C Warrants. The adjustment in the exercise price, resulted in an additional deemed dividend which amounted to approximately $66 thousand for the year ended December 31, 2024.
For the year ended December 31, 2024, 529,161 of the Amended Class C warrants have been exercised by both the Noteholders and non-Noteholders, resulting in the issuance of 719,658 shares of $0.01 warrants, 846,657 shares of $4.20 warrants, and 846,657 shares of $5.70 warrants.
As discussed in Footnote 9, the Company entered into a SEPA with YA II PN, LTD on August 12, 2024. Access to the SEPA was subject to a number of conditions precedent including, but not limited to, various consents from the Company’s Note Holders. On October 1, 2024, the Noteholders entered into a Consent, Waiver, and Mutual Release Agreement (the “Master Consent”) which provides the following:
•consent to the Company’s entry into the SEPA;
•waiver of any rights of first refusal or participation rights in connection with the SEPA;
•standstill of the rights to exercise certain $0.01 warrants pursuant to the SPA;
•the right to prepay the convertible notes with a 20% premium;
•termination of the SPA and related agreements upon the full payoff of the convertible notes; and
•mutual limited release of claims between the Noteholders and the Company.
In return for these consents, the Company agreed to pay a $750 thousand waiver fee and to prepay to the remaining Note Holders the 20% premium for the prepayment of the Notes of approximately $625 thousand. Such amounts were recorded as within Other Expense, net within the Consolidated Financial Statements for the year ended December 31, 2024.
For the year ended December 31, 2024, the Company issued 2,512,581 shares of common stock for conversion of the debt, which includes the final conversion shares noted below.
On December 12, 2024, the Company entered into an agreement with the remaining three Note Holders who held an outstanding principal balance as of December 12, 2024, pursuant to which the three remaining Note Holders elected to immediately convert all of the outstanding principal of certain convertible notes into shares of the Company’s common stock. The agreement satisfied the full outstanding debt owed to the remaining three Note Holders under the Convertible Notes. Following the conversion, 335,661 shares of common stock were issued to the Note Holders in accordance with the terms of the Convertible Notes, as amended. The Company recorded a debt inducement conversion expense of approximately $388 thousand within Other Expense, net on the Consolidated Financial Statements for the year ended December 31, 2024. No further amounts are owed by the Company under the Convertible Notes as of December 31, 2025.

9. Stockholders’ Equity
Preferred Stock
The Company has two series of preferred stock outstanding: the Series A Preferred Stock, with a $25.00 liquidation preference; and the Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”). As of December 31, 2025 and December 31, 2024, there were 4,928,545 and 4,953,545 shares of Series A Preferred Stock issued and outstanding, respectively, and as of December 31, 2025 and December 31, 2024 there was 62,500 shares of Series B Preferred Stock issued and outstanding, respectively.

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
Series B Preferred Stock
On July 19, 2022, the Company entered into a Securities Purchase Agreement (the “Series B SPA”) with an accredited investor (the “Series B Investor”) pursuant to which the Company sold to the Series B Investor 62,500 shares of Series B Preferred Stock, for a purchase price of $5.0 million. The shares of Series B Preferred Stock are initially convertible, subject to certain conditions, into 46,211 shares of common stock, at a price per share of $135.25 per share, a 20% premium to the closing price of the common stock on July 18, 2022, subject to adjustment as set forth in the Certificate of Designations of Preferences, Rights and Limitations for the Series B Preferred Stock (“Series B Certificate of Designations”). On October 1, 2024, the Company agreed, as a condition of a waiver of the Series B Investor’s right of first refusal and participation rights in connection with the SEPA, to reduce the conversion price to $5.00 upon stockholder approval, which was obtained on November 15, 2024.
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

Effective from October 1, 2024, the sale of common stock as a result of conversion of Series B Preferred Stock and exercise of the new 140,000 warrants is subject to a 12-month lockup, followed by a 12 month leak out where the holder may not sell shares during the lockup period and may sell up to 1/12th of total conversion and warrant exercise shares per month during the leak out. The effects of the modification of the Series B Preferred Stock on October 1, 2024, including repriced and newly issued penny warrants, and dividend amendments, created an extinguishment on the Series B preferred stock in which the Company recorded a deemed dividend of approximately $1.7 million which relates to the fair value consideration of the modified preferred stock less the original carrying value for the year ended December 31, 2024, excluding the consideration of the Preferred B dividend as discussed below.
Effective on February 5, 2026, per the terms of the Series B Certificate of Designations and lock up, the conversion price was adjusted to $0.96, and therefore can result in a conversion of 6,510,416 shares of common stock. It is noted that the conversion of shares is in a leak out period of 12 months from February 6, 2026 to February 6, 2027 in which the holder may sell up to 1/12th of total conversion and warrant exercises during the leak out.

Common Stock
The Company has one class of common stock, par value $0.001 per share. Each share of the Company’s common stock is entitled to one vote on all matters submitted to stockholders. As of December 31, 2025 and December 31, 2024, there were 102,531,089 and 10,607,020 shares of common stock outstanding, respectively.
Dividends
Pursuant to the Certificate of Designations, Preferences and Rights of 9.0% Series A Cumulative Perpetual Preferred Stock of the Company, dividends, when, and if declared by the Board (or a duly authorized committee of the Board), will be payable monthly in arrears on the final day of each month, beginning August 31, 2021. The Board of Directors had not declared any Series A Preferred Stock dividends beginning October 2022 through December 31, 2025, as such the Company has accumulated approximately $18.5 million of dividends in arrears on the Series A Preferred Stock through December 31, 2024, and an additional $11.1 million of dividends in arrears for the year ended December 31, 2025, for a total of approximately $29.6 million.

The Company’s Series B Preferred Stock included a 10% accruing dividend compounded daily for 12 months from the original issue date of July 20, 2022, and annually thereafter, that may be paid in cash or stock at the Company’s option at the earlier of (i) the date the Series B Preferred Stock is converted, or (ii) the Series B Dividend Termination Date. On August 11, 2023, the Company paid a mandatory dividend on its outstanding Series B Convertible Preferred Stock in the amount of approximately $656 thousand. Pursuant to the Certificate of Designation for the Series B Stock, the Company had the option to pay the dividend in cash or shares of Common Stock. In fiscal year 2023, pursuant to a Dividend Payment Agreement, the Company and the holder of the Series B Stock agreed to satisfy the payment of the dividend through the issuance of 44,000 shares of its Common Stock and 70,300 pre-funded warrants (the “Pre-funded Warrants”).
Effective October 1, 2024 the dividend payment obligation has been modified to be annual. The amendment resulted in annual dividend payments going forward. As a result of the amendment, the Company would be obligated to make annual dividend payments for the period starting from July 2023 as per the Series B Preferred Consent and Waiver, however, the board of directors has not yet declared any dividends for that period. As such, the Company has accumulated approximately $941 thousand dividends in arrears in relation to the Series B Preferred Stock through December 31, 2024, and an additional $686 thousand of dividends in arrears for the year ended December 31, 2025, for a total of approximately $1.6 million. The dividends in arrears are included in the calculation of net loss per share as discussed in Note 11 for the years ended December 31, 2025 and 2024.
Standby Equity Purchase Agreement
On August 12, 2024, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, LTD., a Cayman Islands exempt limited company (“YA”). Pursuant to the terms of the SEPA, the Company agreed to issue and sell to YA, from time to time, and YA agreed to purchase from the Company, up to $25 million of shares of the Company’s common stock (the “SEPA Shares”). The Company paid a commitment fee of approximately $250 thousand to YA and consent fee of $25 thousand to the Series B holder, which was paid through issuance of 65,320 shares of common stock. The commitment and consent fees were recorded within Other expense, net on the Company’s consolidated financial statements. The Company and YA also entered into a registration rights agreement, pursuant to which the Company agreed to prepare and file with the SEC a Registration Statement on Form S-1, registering the resale of the SEPA Shares. On November 12, 2024, the Company filed a registration statement on Form S-1 (File No. 333-282559) with the SEC for the resale by YA of 3,000,000 SEPA Shares, which was declared effective by the SEC on February 5, 2025. As of the date of this Annual Report, the Company has issued and sold approximately 3.0 million shares of common stock to YA pursuant to the SEPA for aggregate net proceeds to the Company of approximately $6.2 million.
ATM Agreement

On April 29, 2025, the Company entered into the ATM Agreement with Wainwright, as sales agent, pursuant to which the Company may offer and sell, from time to time, through Wainwright, up to $87.65 million of shares of common stock. The Company will pay Wainwright a commission of 3.0% of the aggregate gross proceeds from each sale of shares and has agreed to provide Wainwright with customary indemnification and contribution rights. During the year ended December 31, 2025, the Company sold 23,591,162 shares of common stock pursuant to the ATM Agreement for net proceeds of $34.2 million after deducting sales agent commissions and legal fees. As of the date of these consolidated financial statements, the Company has approximately $64.5 million of shares of common stock that are available for issuance under the ATM.

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

The net proceeds of the July 2025 Offering, after deducting the fees and expenses of the placement agent and other offering expenses payable by the Company, but excluding the net proceeds, if any, from the exercise of the Common Warrants, was approximately $4.4 million. For the year ended December 31, 2025, the Pre-Funded Warrants and Series A and Series B Warrants were fully exercised for gross proceeds of approximately $10.0 million.

December 2025 Public Offering

On December 4, 2025, the Company entered into a securities purchase agreement (the “December 2025 Purchase Agreement”) with certain investors, pursuant to which the Company agreed to issue and sell to the investors in a registered direct offering: (i) 5,929,944 shares (the “December Shares”) of the Company’s common stock, (ii) pre-funded warrants (the “December Pre-Funded Warrants”) to purchase up to 12,149,200 shares of Common Stock, and (ii) Series C Warrants (the “Series C Warrants”) to purchase up to 18,079,144 shares of Common Stock (the “December Offering”). The purchase price for each share of Common Stock and accompanying Series C Warrant sold in the December Offering was $1.77. The Series C warrants have an exercise price of $1.65 per share, are exercisable immediately upon issuance, and will expire five years following the date of issuance.

The gross proceeds of the December Offering described above were approximately $32.0 million before deducting placement agent fees and other offering expenses payable by the Company. The Company intends to use the net proceeds of $29.7 million from the offering for working capital, project-level equity, and general corporate purposes.

Reservation of Shares
The Company had reserved common shares for future issuance as follows as of December 31, 2025:

Stock options outstanding	2,645
Restricted stock units outstanding	508,980
Warrants outstanding	30,599,040
Series B Preferred Shares Conversion to Common Shares	1,250,000
Number of common shares reserved	32,360,665

10. Retirement Plan
The Company maintains a voluntary savings and retirement plan under IRC Section 401(k) covering substantially all employees. Employees must complete six months of service and have attained the age of twenty-one prior to becoming eligible for participation in the plan. The Company plan allows eligible employees to contribute a percentage of their compensation on a pre-tax basis and the Company matches employee contributions, on a discretionary basis, currently in an amount equal to 100% of the first 3% and 50% of the next 2% of the employee’s salary, subject to annual tax deduction limitations. Effective January 1, 2017, Company matching contributions are vested immediately. Company matching contributions were approximately $239 thousand and $200 thousand, for the years ended December 31, 2025 and 2024. The Company may also make additional discretionary contributions in amounts as determined by management and the Board of Directors. There were no additional discretionary contributions by the Company for the years 2025 or 2024.

11. Net (loss) income per Share
The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted per share computations for continuing operations for the years ended December 31:

(Dollars in thousands, except shares)
	2025	2024

Numerator:
Net loss	$(56,991)	$(58,300)
(Less) Net income (loss) attributable to non-controlling interest	(3,580)	5,034
Net loss attributable to Soluna Holdings, Inc.	(53,411)	(63,334)
Less: Preferred dividends or deemed dividends	(3,840)	(2,153)
Less: Cumulative Preferred Dividends in arrears	(11,808)	(10,844)
Balance	$(69,059)	$(76,331)
Denominator:
Basic and Diluted EPS:
Common shares outstanding, beginning of period, including penny warrants and excluding restricted stock awards not vested	8,106,814	2,592,455
Weighted average common shares issued during the period including penny warrants issued and outstanding and excluding restricted stock awards not vested as of year-end	20,942,034	2,516,884
Denominator for basic and diluted earnings per common shares —weighted average common shares	29,048,848	5,109,339
Basic and diluted loss per share	(2.38)	(14.94)
The Company notes as continuing operations was in a net loss for the years ended December 31, 2025 and 2024, basic and diluted EPS is the same balance as continuing operations acts as the control amount which would cause antidilution. Not included in the computation of earnings per share, assuming dilution, for the year ended December 31, 2025, were options to purchase 2,645 shares of the Company’s common stock, 508,980 nonvested restricted stock units, 26,831,293 unvested restricted stock awards, and 22,309,840 outstanding warrants not exercised which excludes penny warrants that can be potentially exercised. These potentially dilutive items were excluded because the calculation of incremental shares resulted in an anti-dilutive effect.
Not included in the computation of earnings per share, assuming dilution, for the year ended December 31, 2024, were options to purchase 3,245 shares of the Company’s common stock, 210,312 nonvested restricted stock units, 3,220,632 nonvested restricted stock awards, and 2,793,798 outstanding warrants not exercised.
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

The Board approved an amendment to the 2021 Plan on October 16, 2024. The amendment was subsequently approved by the stockholders at the Special Meeting on November 15, 2024. Under the Plan, the number of shares of common stock available for awards is limited to 18.75% of the number of Common Shares outstanding as of the first trading day of each quarter. The amendment to the Plan would change this limitation to 22.75% from the first quarter of our fiscal year ending December 31, 2025 through the second quarter of our fiscal year ending December 31, 2027. However, under the amendment to the Plan, effective at the end of the second quarter of our fiscal year ending December 31, 2027 the percentage will revert to 18.75% of the number of Common Shares outstanding as of the first trading day of each quarter.
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
Within the 2021 and 2023 Plans, certain master grant agreements were executed on April 15, 2024 that have the potential for future additional grants based on additional stock activity through certain anti-dilution provisions. A mutual understanding of the terms and conditions for the specific awards cannot be obtained until a later date after all stock activity has occurred in the future period and necessary approvals are obtained. In addition, and as discussed below, Board approval is the initial step in establishing the grant date, following which two discrete conditions must be met: (i) the recipient must still be employed or acting as a director as of such date, and (ii) availability to grant such awards under the Plan is present. This methodology applies to all grants under the Master Stock Agreements, as discussed further below. When Board approval is obtained and the two grant conditions are met, the grant date will be identified and evidenced through an additional restricted stock agreement. The compensation cost will be recognized per the vesting schedule within the agreement with no catch-up for the reduced period.
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
During the year ended December 31, 2025, the Company awarded the following under the 2021 Plan:

Award Type	Number of Awards	Fair Value/Closing Market Price at Grant

Restricted Stock Awards – Common Stock	2,140,683	$0.64
Restricted Stock Units – Common Stock	32,000	$0.63
Restricted Stock Awards – Common Stock	12,155,286	$1.63
	14,327,969
During the year ended December 31, 2025, the Company awarded the following under the 2023 Plan:

Award Type	Number of Awards	Fair Value/Closing Market Price at Grant

Restricted Stock Awards – Common Stock	2,751,078	$0.47
Restricted Stock Awards – Common Stock	135,000	$4.29
Restricted Stock Awards – Common Stock	7,102,312	$1.63
Restricted Stock Units – Common Stock	391,500	$1.97
Total awards granted	10,379,890
14,975,403 of the restricted stock awards vest at separation from the Company, 939,371 of the restricted stock awards vest 33% on June 1, 2026, 33% on June 1, 2027 and 34% on June 1, 2028, 1,267,273 of the restricted stock awards vest 33% on September 1, 2026, 33% on September 1, 2027 and 34% on September 1, 2028, 7,102,312 of the restricted stock awards vest 33% on December 1, 2026, 33% on December 1, 2027 and 34% on December 1, 2028, 20,000 of the restricted stock units vest 33% on June 1, 2026, 33% on June 1, 2027 and 34% on June 1, 2028, 32,000 of the restricted stock units vest 33% on June 3, 2026, 33% on June 3, 2027 and 34% on June 3, 2028, and 371,500 of the restricted stock units vest 33% on December 1, 2026, 33% on December 1, 2027 and 34% on December 1, 2028.

During the year ended December 31, 2024, the Company awarded the following under its 2023 Plan.

Award Type	Number of Awards	Fair Value/Closing Market Price at Grant

Restricted Stock Awards – Common Stock	610,234	$1.52
Restricted Stock Awards – Common Stock	57,255	$2.41
Restricted Stock Awards – Common Stock	645,795	$3.96
Restricted Stock Awards – Common Stock	1,065,101	$3.42
Total awards granted	2,378,385

During the year ended December 31, 2024, the Company awarded the following under its 2021 Plan.

Award Type	Number of Awards	Fair Value/Closing Market Price at Grant

Restricted Stock Awards – Common Stock	391,544	$1.52
Restricted Stock Awards – Common Stock	90,734	$2.41
Restricted Stock Awards – Common Stock	542,896	$3.96
Restricted Stock Units – Common Stock	294,000	$3.42
Restricted Stock Awards – Preferred A Stock	1,892,300	$2.50
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

No options were granted under the 2023 Plan, the 2021 Plan, the 2014 Plan and the 2012 Plan for the years ended December 31, 2025 and December 31, 2024.
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

During November 2025, the Compensation Committee revised the vesting conditions of all common stock grants to non-employee directors from time-based vesting to separation vesting. As such, a modification occurred. All such unvested equity awards were probable of vesting as of the modification date and the change was accounted for as a Type I modification. In a Type I modification, the Company is required to calculate the incremental difference of the awards, which equals the difference of new award value inclusive of estimated forfeitures and the fair value of the original award as of the modification date. As of the modification date, there is no reversal or adjustment of previously recognized stock compensation expense. The modification related to 462,508 awards of restricted stock granted to two board members. There was no incremental compensation cost resulting from the modification since the awards are grants of restricted stock. The difference between the fair value of the original award as of the modification date and the fair value of the new award as of the modification date are identical, as fair value is determined based on the stock price as of that date.

There were no other modifications during the year ended December 31, 2025.

On April 15, 2024, a modification related to the cancellation of 48,547 underwater stock options was granted to eight board members. The options were replaced with new awards of restricted stock. The amount of incremental compensation cost resulting from the modification was approximately $4.0 million. There were no other modifications during the year ended December 31, 2024.

Stock-based compensation expense for the years ended December 31, 2025, and 2024 was generated from stock options, restricted stock units and restricted stock awards. Stock options are awards that allow holders to purchase shares of the Company’s common stock at a fixed price. Certain options granted may be fully or partially exercisable immediately, may vest on other than a four-year schedule or vest upon attainment of specific performance criteria. Option exercise prices are generally equivalent to the closing market value price of the Company’s common stock on the date of grant. Unexercised options generally terminate ten years after the date of grant. Restricted stock units and restricted stock awards generally vest one to three years after the date of grant, although certain awards may vest immediately or vest upon attainment of specific performance criteria.
Share-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest, therefore, awards are reduced for estimated forfeitures. The accounting standard requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company will recognize the compensation expense on a straight-line basis over the service period for the entire awards. As of December 31, 2025 and December 31, 2024, the awards from the Plans are presented within the stockholders’ equity section of the Company’s balance sheet.
Total share-based compensation expense, related to the Company’s share-based awards, recognized for the years ended December 31, was included within the representative group comprised as follows:

	2025	2024
(Dollars in thousands)
Cost of cryptocurrency mining revenue, exclusive of depreciation	$45	$48
Cost of data hosting revenue, exclusive of depreciation	120	112
General and administrative expenses, exclusive of depreciation and amortization	10,401	5,151
Share-based compensation expense	$10,566	$5,311
Total unrecognized compensation costs related to non-vested stock options as of December 31, 2025 and December 31, 2024 is approximately $16 thousand and $54 thousand, respectively, and is expected to be recognized over a weighted-average remaining vesting period of approximately 0.41 years and 1.42 years, respectively.
Presented below is a summary of the Company’s stock option activity for the Plans for the years ended December 31:

	2025	2024
Shares under option, beginning	3,245	52,393
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired/canceled	(600)	(49,148)
Shares under option, ending	2,645	3,245
Options exercisable	2,645	3,245

The weighted average exercise price for the Company’s stock option activity for the Plans is as follows for each of the years ended December 31:

	2025	2024
Shares under option, beginning	$23.04	$102.86
Granted	$-	$-
Exercised	$-	$-
Forfeited	$-	$-
Expired/canceled	$30.00	$108.13
Shares under option, ending	$21.46	$23.04
Options exercisable, ending	$21.46	$23.04
The following table summarizes information for options outstanding and exercisable for the Plans as of December 31, 2025:

Outstanding				Exercisable
		Weighted Average Remaining	Weighted Average		Weighted Average Remaining	Weighted Average
Exercise Price Range	Number	Contractual Life	Exercise Price	Number	Contractual Life	Exercise Price
$17.50-$22.50	2,645	3.15	$21.46	2,645	3.15	$21.46
The aggregate intrinsic value (i.e., the difference between the closing stock price and the price to be paid by the option holder to exercise the option) is $0 for the Company’s outstanding options and $0 for the exercisable options as of December 31, 2025. The amounts are based on the Company’s closing stock price of $1.17 as of December 31, 2025.
Non-vested restricted stock activity is as follows for the year ended December 31:

	2025	2024
Non-vested restricted stock balance, beginning January 1	5,240,253	11,503
Non-vested restricted stock granted	24,707,859	5,589,859
Vested restricted stock	—	—
Non-vested restricted stock exercised	(678,809)	(361,069)
Non-vested restricted stock forfeited/expired	(297,641)	(40)
Non-vested restricted stock balance, ending December 31	28,971,662	5,240,253
The weighted average fair value price for the Company’s restricted stock activity for the Plans is as follows for each of the years ended December 31:

	2025	2024
Restricted stock, beginning	$3.06	$222.39
Granted	$1.43	$2.86
Exercised	$4.20	$6.90
Forfeited/ expired	$2.21	$28.00
Restricted stock, ending	$1.66	$3.06
As of December 31, 2025 and 2024, there was approximately $34.4 million and $10.9 million, respectively, of unrecognized compensation cost related to restricted stock plans. This cost is expected to be recognized over a weighted-average remaining period of 1.16 years and 1.44 years, respectively.

Stock Warrants:
The following is a summary of common stock warrant activity during the year ended December 31, 2025.

	Number of Warrant Shares	Weighted Average Exercise Price ($)
Balance, December 31, 2024	2,793,798	$4.55
Granted	54,065,029	0.82
Exercised	(25,656,522)	0.44
Forfeited/ Expired / Redeemed	(603,265)	5.01
Balance, December 31, 2025	30,599,040	$1.41
As of December 31, 2025, the outstanding warrants have a weighted average remaining term of 4.84 years.
The following is a summary of common stock warrant activity during the year ended December 31, 2024.

	Number of Warrant Shares	Weighted Average Exercise Price ($)
Balance, December 31, 2023	1,148,269	$24.21
Granted	3,402,972	2.47
Exercised	(1,721,443)	1.36
Forfeited/ Expired	(36,000)	287.5
Balance, December 31, 2024	2,793,798	$4.55
As of December 31, 2024, the outstanding warrants have a weighted average remaining term of 4.13 years.
13. Commitments and Contingencies
Commitments:
Leases
The Company determines whether an arrangement is a lease at inception. The Company has operating and financing leases for certain manufacturing, land, office facilities and certain equipment. The leases have remaining lease terms of two years to less than twenty-two years. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Lease expense for these leases is recognized on a straight-line basis over the lease term. For the twelve months ended December 31, total lease costs are comprised of the following:

(Dollars in thousands)
	2025	2024
Operating lease cost	$82	$157

Short-term lease cost	50	—

Finance lease costs:
Amortization of right of use assets	57	—
Interest on lease liabilities	71	—
Total finance lease costs	128	—

Total net lease cost	$260	$157
Short-term leases are leases having a term of twelve months or less. The Company recognizes short-term leases on a straight-line basis and does not record a related lease asset or liability for such leases. On April 3, 2025, Soluna KK Energy ServiceCo, LLC (“Soluna KK Energy”), a subsidiary of the Company, entered into a lease agreement for 50 acres of property located in Willacy County, Texas, for the purpose of constructing, installing, operating, and maintaining modular data centers and related facilities. Soluna KK Energy had the ability to terminate the lease within six months of April 3, 2025. Through July 2025, there was uncertainty over project funding and whether the Company would extend the lease agreement. As such, the Company recorded the lease agreement as short-term. In August 2025, Soluna KK Energy extended the lease agreement for the additional term of twenty-two years. Accordingly, the Company recorded a right-of-use asset and lease liability.

Supplemental cash flows information related to leases for the twelve months ended December 31 was as follows:

(Dollars in thousands)
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$82	$159
Operating cash flows from financing leases	$118	$—

Non-Cash Activity Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$146
Finance leases	$2,303	$—

Supplemental balance sheet information for the twelve months ended December 31 was as follows:

(Dollars in thousands, except lease term and discount rate)
	2025	2024
Assets
Operating lease ROU asset	$252	$313
Finance lease asset, net	2,246	—
Total lease assets	$2,498	$313

Liabilities
Current operating lease liabilities	$65	$61
Current finance lease liabilities	20	—
Non-current operating lease liabilities	187	252
Non-current financing lease liabilities	2,236	—
Total lease liabilities	$2,508	$313

Weighted Average Remaining Lease Term (in years):
Operating leases	5.05	5.71
Finance leases	21.33	—

Weighted Average Discount Rate:
Operating leases	9.50%	7.65%
Finance leases	11.00%	—%
Maturities of operating and finance lease liabilities are as follows for the year ending December 31:
(Dollars in thousands)

	Operating leases	Finance leases	Total
2026	$82	$231	$313
2027	82	237	319
2028	29	244	273
2029	29	250	279
2030	29	257	286
Thereafter	59	5,299	5,358
Total lease payments	310	6,518	6,828
Less: imputed interest	(58)	(4,262)	(4,320)
Total lease obligations	252	2,256	2,508
Less: current obligations	(65)	(20)	(85)
Long-term lease obligations	$187	$2,236	$2,423
As of December 31, 2025, there were no additional operating lease commitments that had not yet commenced.
Project Kati Commitments:
As of December 31, 2025, the Company was contractually committed for approximately $27.0 million of capital expenditures, primarily related to infrastructure builds, equipment procurement, and labor mainly associated with the Company’s Project Kati data center. These capital expenditures are expected to occur over the next year.

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
On December 29, 2022, NYDIG filed a complaint against the NYDIG Defendants regarding the NYDIG Loans made by NYDIG to Borrower pursuant to a Master Equipment Finance Agreement, dated December 30, 2021, that were secured by certain assets of Borrower and guaranteed by Guarantor pursuant to a written guaranty agreement. The NYDIG Defendants s and NYDIG entered into a Stipulation and Agreed Judgment which was approved by the Court on February 23, 2024, whereby judgment was granted to NYDIG on the counts in the complaint and the NYDIG Defendants became jointly and severally liable for an aggregate amount of approximately $9.2 million plus interest (the “Agreed Judgment Amount”).

On September 29, 2025, the NYDIG Defendants and NYDIG entered into a Settlement Agreement (the “Settlement Agreement”), pursuant to which the NYDIG Defendants and NYDIG agreed to fully settle and resolve the Agreed Judgment Amount and all other matters relating to the NYDIG Loans in exchange for the NYDIG Defendants ’ agreement to make certain settlement payments to NYDIG in accordance with the Settlement Agreement. As of the date of filing these consolidated financial statements, the Settlement Agreement has been fully satisfied and paid.

14. Related Party Transactions
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
Due to conditions being met within the Merger Agreement in relation to energization and retention of employees, the Company has advised SCI US Holdings LLC, a Delaware limited liability company, who is the sole Effective Time Holder (as defined in the Merger Agreement) of the right to receive the Merger Shares and that 19,800 Merger Shares were issued on May 26, 2023, 39,600 Merger Shares were issued on October 10, 2023, and 17,820 Merger Shares were issued on October 8, 2025. SCI US Holdings LLC has consented to the issuance of such Merger Shares as required under the Merger Agreement and has directed the Company to issue such Merger Shares to its affiliate, HEL. Following the issuance of the 77,220 Merger Shares, a total of 41,580 Merger Shares remains available for possible issuance through October 29, 2026 pursuant to the terms of the Merger Agreement as of December 31, 2025. On February 6, 2026, the Company issued an additional 10,692 Merger Shares, due to the 18 MW of energization being met, as such as of the date of these consolidated financial statements, a total of 30,888 Merger Shares remains available for possible issuance through October 29, 2026.
Four of the Company’s directors have various affiliations with HEL. The Company notes that the only transaction with HEL for the year ended December 31, 2025 was in relation to the issuance of Mergers Shares noted above.
The Company owned approximately 1.79% of HEL, calculated on a converted fully diluted basis, as of December 31, 2025 and December 31, 2024. The Company may enter into additional transactions with HEL in the future.
MeOH Power, Inc.
On December 18, 2013, MeOH Power, Inc. and the Company executed a Senior Demand Promissory Note (the Note) in the amount of $380 thousand to secure the intercompany amounts due to the Company from MeOH Power, Inc. upon the deconsolidation of MeOH Power, Inc. Interest accrues on the Note at the Prime Rate in effect on the first business day of the month, as published in the Wall Street Journal. At the Company’s option, all or part of the principal and interest due on this Note may be converted to shares of common stock of MeOH Power, Inc. at a rate of $0.07 per share. Interest began accruing on January 1, 2014. The Company recorded a full allowance against the Note. As of December 31, 2025 and December 31, 2024, $403 thousand and $385 thousand, respectively, of principal and interest are available to convert into shares of common stock of MeOH Power, Inc. Any adjustments to the allowance are recorded as miscellaneous expenses during the period incurred.
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
On August 5, 2022, the Company entered into a Contribution Agreement (the “Dorothy Contribution Agreement”) with Spring Lane, Soluna DV Devco, LLC (“Devco”), an indirect wholly owned subsidiary of SCI, and DVSL an entity formed in order to further the Company’s development for Project Dorothy, (each, a “Party” and, together, the “Parties”). Pursuant to the Dorothy Contribution Agreement, the Company committed to a capital contribution of up to approximately $26.3 million to DVSL (the “Company Commitment”), and on August 5, 2022, the Company was deemed to have contributed approximately $8.1 million, through payment of capital expenditures and development costs made on behalf of DVSL by the Company prior to August 5, 2022. Further under the Agreement, Spring Lane committed to a capital contribution of up to $12.5 million to DVSL (the “Spring Lane Dorothy Commitment”), and as of December 31, 2023, Spring Lane had actually contributed approximately $4.8 million. Under the Dorothy Contribution Agreement, the Company and Spring Lane have committed to make subsequent contributions, up to their respective Company Commitment and Spring Lane Dorothy Commitment amounts, on a pro rata basis, upon receipt of a contribution request from DVSL, as set forth in the Dorothy Contribution Agreement and subject to the satisfaction of certain conditions described therein. The proceeds of any subsequent commitments will be applied to pay project costs in accordance with the project budget.
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
Under a series of transactions in February 2023 and March 2023, culminating in the March 10, 2023 Purchase and Sale Agreement, the Company sold to Spring Lane certain Class B Membership Interests for a purchase price of $7.5 million (the “Sale”). After giving effect to the Sale, the Company owned 6,790,537 Class B Membership Interests (constituting 14.6% of the Class B Membership Interests) and Spring Lane owns 39,791,988 Class B Membership Interests (constituting 85.4% of the Class B Membership Interests). The cash portion of the purchase price paid by Spring Lane to the Company was approximately $5.8 million, which represented the purchase price of $7.5 million less the Company’s pro rata share of certain contributions funded entirely by Spring Lane in the earlier portion of this series of transactions occurring during February 2023 and March 2023. As a further part of these transactions, the parties agreed that from January 1, 2023 onwards, the Company would bear only 14.6% of the costs relating to the construction and operation of the Dorothy Phase 1A Facility, compared to its 67.8% share until that time, including during the calendar year 2023. After Spring Lane Capital realizes an 16% Internal Rate of Return hurdle on its investments, the Company retains the right to 50% of the profits on DVSL.
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
As of January 1, 2023, there were no changes in the Limited Liability Agreement of DVSL other than those related to incorporating the new investment and the purpose and design of DVSL has not changed. The Company evaluated this legal entity under ASC 810, Consolidations and determined that this entity is a VIE, as the equity holders as a group do not have the characteristics of a controlling financial interest. Even though SLC has a significant portion of the Class B membership, the Company holds all the Class A membership, which gives them the ability to control the significant decisions made in the ordinary course of business. The Company has the right to receive benefits that could potentially be significant to the VIE through its Class A membership interest, as it is eligible to receive 50% of distributions upon SLC obtaining a specified internal rate of return. The non-controlling shareholders do not hold substantive participating rights, voting rights or liquidation rights. Effective January 1, 2023, the Company’s ownership in DVSL was reduced from 67.8% to 14.6%; see above for details.
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

Following the Dorothy Restructuring, Project Dorothy 1A consists of Soluna DVSL JVCo, LLC (“DVSL JVCo”), which has Class A units owned by SDI and Class B units owned by SLC (Soluna SLC Fund I). DVSL JVCo is then the sole parent of Soluna DVSL HoldCo, LLC (“DVSL HoldCo”), which holds 100% of the Class A units in DVSL. The Class B units of DVSL ComputeCo are held by the Company. The total ownership of Project Dorothy 1A remains such that the SDI holds all Class A units and that SLC holds 85.4% of Class B units with the Company holding the remaining 14.6% of Class B units.

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

The carrying amount of the assets and liabilities was as follows for DVSL JVCo:

(Dollars in thousands)	December 31, 2025	December 31, 2024

Current assets:
Cash and restricted cash	$3,305	$2,598
Accounts receivable, net	805	481
Other receivable, related party	1,661	1,090
Prepaids and other current assets	85	34
Total current assets	5,856	4,203

Other assets- long term, related party	2,091	2,452
Operating lease right-of-use assets	39	42
Property, plant, and equipment	12,035	12,744
Total assets	$20,021	$19,441

Current liabilities:
Due to intercompany	$152	$51
Accrued expense	909	1,608
Customer deposits-current	789	296
Income tax payable	26	—
Current portion of debt	1,139	—
Operating lease liability	4	4
Total current liabilities	3,019	1,959
Operating lease liability	34	39
Customer deposits- long term	320	—
Long-term debt	2,920	—
Other liabilities, related party	699	275
Total liabilities	$6,992	$2,273

On May 9, 2023, the Company’s indirect subsidiary DVCC completed a strategic partnership and financing with a special purpose vehicle, Navitas West Texas Investments SPV, LLC, (“Navitas”) organized by Navitas Global, to complete the second phase of the Dorothy Project (“Dorothy 1B”). Under a Contribution Agreement among the parties, the Company owned a substantially complete 25MW data center under construction, in which the Company had contributed capital expenditures for the data center. Soluna and Navitas amended and restated the Initial LLCA (the “Existing LLCA”) to reflect Navitas’ contribution of $4.5 million and its receipt of 4,500 Membership Interests, constituting 26.5% of the outstanding Membership Interests of DVCC. On June 2, 2023, Soluna and Navitas amended and restated the Existing LLCA to (a) reflect (i) Navitas’s additional capital contribution of approximately $7.6 million and receipt of an additional 7,597 Membership Interests, for a total of 12,097 Membership Interests and 49% ownership of DVCC, and (ii) Soluna’s additional capital contribution of $1.34 million and receipt of an additional 1,340 Membership Interests, for a total of 12,590 Membership Interests and 51% ownership of DVCC, and (b) describe the respective rights and obligations of the Members and the management of DVCC. As of December 31, 2025, Navitas owns 49% and Soluna owns 51% of DVCC.
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
a.The voting rights of the Company are not proportional to their obligation to absorb the expected losses of the legal entity. The Company gave Navitas veto rights over significant decisions, which resulted in Soluna having fewer voting rights relative to their obligation to absorb the expected losses of the legal entity.
b.Substantially all of DVCC’s activities are conducted on behalf of the Company, which has disproportionally fewer voting rights.
Also, the Company is the primary beneficiary due to having the power to direct the activities of DVCC that most significantly impact the performance of DVCC due to its role as the manager handling the day-to-day activities of DVCC as well as majority ownership and the obligation to absorb losses or gains of DVCC that could be significant to the Company.
Accordingly, the accounts of DVCC are consolidated in the accompanying financial statements.
The carrying amount of the VIE’s assets and liabilities was as follows for DVCC:

(Dollars in thousands)	December 31, 2025	December 31, 2024

Current assets:
Cash and restricted cash	$1,122	$2,057
Accounts receivable	27	37
Prepaids and other current assets	91	49
Other receivable, related party	584	1,692
Total current assets	1,824	3,835

Other assets- long term, related party	2,091	2,452
Operating lease right-of-use assets	39	42
Property, plant, and equipment, net	14,795	17,774
Total assets	$18,749	$24,103

Current liabilities:
Due to intercompany	$1,583	$1,475
Accrued expense	833	1,392
Income tax payable	6	—
Operating lease liability	4	4
Current portion of debt	—	137
Total current liabilities	2,426	3,008

Operating lease liability	34	39
Total liabilities	$2,460	$3,047
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
On May 16, 2024, the Company secured $1.0 million in financing from SLC for equipment and machinery for Project Dorothy 2 through an Equipment Loan Agreement (the “ELA”) between SDI SL Borrowing - 1, LLC (the “Borrower”) and SLC. On that date, SLC lent the Borrower $720 thousand to purchase medium voltage cables and low voltage switchboards. This debt was later assigned to DVSL II on the Effective Date. Subsequently, the Borrowing amount in full by issuing the Investor Class B Membership Interests in the Dorothy 2 project valued at three times the borrowing amount (i.e., $2.16 million).
On April 4, 2025, the Company transferred its Class B Membership to SLC, resulting in 0% Class B Membership Interests held by the Company. SDI still retains 100% Class A Membership Interests in DVSL II as of December 31, 2025. Based on evaluation, the Company would be able to consolidate this entity.

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

The carrying amount of the assets and liabilities was as follows for DVSL II JVCo:

(Dollars in thousands)	December 31, 2025	December 31, 2024

Current assets:
Cash and restricted cash	$7,969	$402
Accounts receivable, trade	3,054	—
Accounts receivable, intercompany	175	2,868
Prepaids and other current assets	77	41
Other receivable, related party	2,580	3,370
Total current assets	13,855	6,681

Other assets- long term, related party	4,036	13,223
Operating lease right-of-use asset	74	82
Property, plant, and equipment, net	24,296	—
Deposits on equipment	—	716
Total assets	$42,261	$20,702

Current liabilities:
Accounts payable, trade	$8	$—
Accounts payable, related party	627	3,598
Due to intercompany	—	9
Accrued liabilities	5,160	—
Income tax payable	13	—
Current portion of debt	2,574	—
Other current liabilities	91	—
Operating lease liability	8	7
Total current liabilities	8,481	3,614
Other liabilities	2,071	—
Other liabilities- related party	854	—
Long-term debt	7,293	—
Operating lease liability	66	74
Total liabilities	$18,765	$3,688

On July 22, 2025 (the “Effective Date”), Soluna Digital, Inc. (“SDI”), a subsidiary of the Company, finalized a contribution agreement and operating agreement for Project Kati, a 166 MW facility located in Willacy County, Texas, which is expected to be delivered in two phases at 83 MW each. This project involves SDI as the Developer, Soluna KKSL JVCo LLC (the “KKSL JVCo”), a special purpose vehicle initially owned solely by SDI, and Soluna2 Kati Project Holdco LLC (“Spring Lane”). This facility is owned by KKSL JVCo, and operated by Soluna US Services, LLC, and may engage in cryptocurrency, batch processing, and other non-crypto related activities.

Currently Project Kati 1 is financed by Soluna2 Kati Project Holdco LLC, an investment vehicle of Spring Lane Capital (“SLC”) with a capital contribution of up to $48.98 million. In exchange for contributions to KKSL JVCo, SDI was issued 100% of Class A Membership Units and SLC was initially issued 100% of the Class B Membership Interests in KKSL JVCo, respectively, and were admitted as Class B members of KKSL JVCo. Further, SDI and Spring Lane entered into a Developer Investment Side Letter in which allows SDI to invest into KKSL JVCo up to 49% of ownership in the Class B

Membership Interests for a period of six months after August 1, 2025. SDI has contributed to KKSL JVCo, as such as of December 31, 2025, SDI holds a 100% Class A membership and 20% Class B membership interest in Project Kati 1.

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

The carrying amount of assets and liabilities were as follows for KKSL JVCo:

(Dollars in thousands)	December 31, 2025

Current assets:
Cash and restricted cash	$1,621
Due from intercompany	725
Loan commitment assets	3,018
Prepaids and other current assets	393
Total current assets	5,757

Other assets- long term, related party	3,300
Finance lease right-of-use assets	2,246
Property, plant, and equipment, net	15,918
Deposits on equipment	1,377
Total assets	$28,598

Current liabilities:
Accounts payable, trade	$2,236
Accounts payable, related party	2,590
Accrued liabilities	2,152
Finance lease liability	20
Total current liabilities	6,998

Other liabilities-related party	1,373
Finance lease liability	2,236
Total liabilities	$10,607

16. Segment Information
The Company applies ASC 280, Segment Reporting, in determining its reportable segments. The Company has adopted ASU) 2023-07, Segment Reporting (Topic 280): Improvement to Reportable Segment Disclosures (ASU 2023-07), which requires disclosure of incremental segment information on an annual and interim basis, primarily through enhanced disclosures of significant segment expenses for the year ended December 31, 2025. Operating segments are aggregated into a reportable segment if the operating segments have similar quantitative economic characteristics and if the operating segments are similar in the following qualitative characteristics: (i) nature of products and services; (ii) nature of production processes; (iii) type or class of customer for their products and services; (iv) methods used to distribute the products or provide services; and (v) if applicable, the nature of the regulatory environment. The Company’s reportable segments are identified based on the types of service performed. The Company has three reportable segments: Cryptocurrency Mining, Data Center Hosting, and High-Performance Computing. In the third quarter of 2024, the Company initiated Soluna Cloud Services, a new business line to provide high performance computing services to support generative AI workstreams, but decided to exit active provision of these services during the first quarter of 2025 and will focus in the future on provision of colocation services at our datacenters to host customers in the AI generative space.
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
In the adoption of ASU 2023-07 Segment Reporting (Topic 280): Improvement to Reportable Segment Disclosures, the most significant provision was for the Company to disclose significant segment expenses (ie: costs of revenue) that are regularly provided to the CODM. Utility costs, wages and benefit related costs, facility and equipment costs, and depreciation costs at the site level were determined to be significant segment expenses. The CODM only reviews general and administrative expenses by site level as a whole, and not by significant expenses. No operating segments have been aggregated to form the reportable segments. The Company does not allocate all assets to the reporting segments as these are managed on an entity-wide basis. Therefore, the Company does not separately disclose the total assets of its reportable operating segments.
The Cryptocurrency Mining segment generates revenue from the cryptocurrency the Company earns through its Bitcoin mining activities, which is currently generated from Project Dorothy, and previously from Project Sophie and Marie. The Data Center Hosting segment generated revenue from hosting services performed to third-party Bitcoin mining customers at the Company’s data centers, which were previously at Project Marie and currently from Project Sophie and Project Dorothy. The High-Performance Computing Services segment may generate revenue from either the sale or lease of HPC assets (such as Project Ada which leased GPUs), or from HPC/AI data centers to be leased to third-party HPC/AI customers. This segment began generating revenue in December 2024, as Project Ada worked to build its customer base. With the termination of the HPE Agreement, revenue was minimal for the year ended December 31, 2025, and for the year ended December 31, 2024, the Company incurred approximately $28.6 million on the loss on contract associated with the termination of the HPE Agreement .

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

The following table details revenue, cost of revenues, and other operating costs for the Company’s reportable segments for years ended December 31, 2025 and 2024, and reconciles to net income (loss) on the consolidated statements of operations:
For the year ended December 31, 2025

	Cryptocurrency Mining	Data Center Hosting	High-Performance Computing Services	Total
Segment Revenue: Revenue from external customers	$11,406	$16,998	$28	$28,432
Reconciliation of revenue
Demand response revenue (a)				1,285
Total consolidated revenue				29,717
Less: Segment cost of revenue
Utility costs	5,418	3,492	—	8,910
Wages, benefits, and employee related costs	873	2,853	7	3,733
Facilities and Equipment costs	862	2,141	—	3,003
Cost of revenue- depreciation	4,304	2,433	—	6,737
Other cost of revenue*	517	1,355	—	1,872
Total segment cost of revenue	11,974	12,274	7	24,255
General and administrative expenses	62	2,035	270	2,367
Loss on contract	—	—	—	—
Impairment on fixed assets	—	12	—	12
Segment operating (loss) income	$(630)	$2,677	$(249)	$1,798
For the year ended December 31, 2024

	Cryptocurrency Mining	Data Center Hosting	High-Performance Computing Services	Total
Segment Revenue: Revenue from external customers	$17,027	$18,838	$16	$35,881
Reconciliation of revenue
Demand response revenue (a)				2,140
				38,021
Less: Segment cost of revenue
Utility costs	5,381	5,437	—	10,818
Wages, benefits, and employee related costs	849	2,087	6	2,942
Facilities and Equipment costs	944	1,406	5,718	8,068
Cost of revenue- depreciation	4,292	1,735	—	6,027
Other cost of revenue*	623	779	—	1,402
Total segment cost of revenue	12,089	11,444	5,724	29,257
General and administrative expenses	169	1,058	410	1,637
Loss on contract	—	—	28,593	28,593
Impairment on fixed assets	130	—	—	130
Segment operating income (loss)	$4,639	$6,336	$(34,711)	$(23,736)
(a)Demand service revenue is included as a reconciling item of total revenue and not included as part of segment gross profit or loss.

*Other cost of revenue includes Insurance, outside service costs and margins, and general costs.
The following table presents the reconciliation of segment operating income (loss) to net income (loss) before taxes:

	Year ended December 31,
	2025	2024
Segment operating income (loss)	$1,798	$(23,736)

Reconciling Items:
Elimination of intercompany costs	996	630
Other revenue (a)	1,285	2,140
General and administrative, exclusive of depreciation and amortization (b)	(28,152)	(16,944)
General and administrative, depreciation and amortization	(9,608)	(9,613)
Interest expense	(4,835)	(2,527)
Gain (loss) on debt extinguishment and revaluation, net	10,658	(1,644)
Loss on sale of fixed assets and credit on equipment deposit	(1,151)	(31)
Fair value adjustment loss	(23,681)	(5705)
Other financing expense	(5,917)	(3,661)
Other (expense) income, net	(700)	304
Net loss before taxes	$(59,307)	$(60,787)
(a)Demand service revenue is included as a reconciling item of total revenue and not included as part of segment gross profit or loss
(b)The reconciling general and administrative expense, exclusive of depreciation and amortization represent corporate and unallocated general and administrative expenses for the year.
Concentrations
During the years ended December 31, 2025 and 2024, aside from the Bitcoin Mining revenue generated as a result of the Company’s participation in a mining pool and the Company’s participation in the demand response program, two customers contributed more than 10% of the Company’s total consolidated revenue constituting approximately 34% for the year ended December 31, 2025 and two customers contributed more than 10% of the Company’s total consolidated revenue constituting approximately 39% of the Company’s total consolidated revenue for the year ended December 31, 2024.
For the year ended December 31, 2025 and 2024, approximately 100% and 100% of the Company’s cryptocurrency mining revenue was generated from Project Dorothy 1B (data center located in Silverton, Texas).
For the year ended December 31, 2025 and 2024, approximately 37% and 73% of the Company’s data center hosting revenue was generated from Project Dorothy 1A and 30% and 27% from Project Sophie, and 33% and 0% from Project Dorothy 2, respectively.
17. Subsequent Events
Appointment of Chief Financial Officer

On January 19, 2026, Michael Picchi was appointed as the Company’s CFO and Treasurer, effective April 1, 2026 (the “Effective Date”). Mr. Picchi began his employment with the Company on March 2, 2026, in the role of Head of Finance.
Mr. Picchi was granted an award of 1,281,850 restricted stock units (“RSUs”) under an equity incentive plan of the Company, subject to the time-based vesting conditions set forth in the Offer Letter, which award is expected to be granted to Mr. Picchi on March 9, 2026.

In conjunction with the appointment of a new CFO and Treasurer, the Company will accept David Michaels’ resignation from his position as interim CFO and Treasurer of the Company, effective immediately upon the effectiveness of the appointment of a new CFO and Treasurer.

2026 SEPA

On March 24, 2026, we entered into a Standby Equity Purchase Agreement (the “2026 SEPA”) with YA II PN, LTD., a Cayman Islands exempt limited company (“YA”). In accordance with the terms of the SEPA, YA has agreed to purchase up to an aggregate of $250.0 million of shares of common stock (the “2026 SEPA Shares”) from time to time subject to the limits and the conditions of the 2026 SEPA. Pursuant to the 2026 SEPA, we issued to YA a commitment fee of $250.0 thousand of shares of common stock (the “Commitment Shares”).

The offer and sale of the 2026 SEPA Shares and the issuance of the Commitment Shares is and will be made in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act. Pursuant to the 2026 SEPA, we have agreed to file a Registration Statement on Form S-1 covering the resale of the 2026 SEPA Shares and the Commitment Shares.