Form 10-Q
period 2026-03-31
Soluna Holdings, Inc
filed 2026-05-15
CIK 64463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____to _____
Commission File Number: 001-40261
Soluna Holdings, Inc.
(Exact name of registrant as specified in its charter)
_______________________________________________________________________

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of May 12, 2026, the Registrant had 157,747,354 shares of common stock outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Soluna Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
As of March 31, 2026 (Unaudited) and December 31, 2025

(Dollars in thousands, except per share)	March 31, 2026	December 31, 2025
Assets
Current Assets:
Cash	$68,572	$76,423
Restricted cash	9,493	4,500
Accounts receivable, net (allowance for expected credit losses of $0 at March 31, 2026 and $244 at December 31, 2025)	5,456	5,522
Prepaid expenses and other current assets	4,178	2,664
Loan commitment assets	3,018	3,018
Total Current Assets	90,717	92,127
Restricted cash, noncurrent	7,920	7,920
Other assets	963	978
Deposits and credits on equipment	3,333	1,377
Property, plant and equipment, net	79,516	74,783
Intangible assets, net	5,932	8,261
Operating lease right-of-use assets	244	252
Financing lease right-of-use assets	1,795	2,246
Total Assets	$190,420	$187,944

Liabilities and Equity
Current Liabilities:
Accounts payable	$4,218	$4,859
Accrued liabilities	15,568	13,182
Accrued interest payable	346	303
Contract termination liability	19,348	19,348
Current portion of debt	10,041	8,858
Income tax payable	129	123
Deferred revenue	537	518
Customer deposits- current	1,640	1,913
Operating lease liability	62	65
Financing lease liability	22	20
Total Current Liabilities	51,911	49,189

Other liabilities	946	743
Customer deposits- long-term	3,061	2,533
Long-term debt	15,910	17,899
Operating lease liability	182	187
Financing lease liability	1,775	2,236
Deferred tax liability, net	2,279	2,911
Total Liabilities	76,064	75,698

Commitments and Contingencies (Note 10)

Mezzanine Equity:
Placement agent warrants	1,313	1,313

Equity:
9.0% Series A Cumulative Perpetual Preferred Stock, par value $0.001 per share, $25.00 liquidation preference; authorized 6,040,000; 4,920,045 shares issued and outstanding as of March 31, 2026 and 4,928,545 shares issued and outstanding as of December 31, 2025	5	5
Series B Preferred Stock, par value $0.0001 per share, authorized 187,500; 57,190 shares issued and outstanding as of March 31, 2026 and 62,500 shares issued and outstanding as of December 31, 2025	—	—
Common stock, par value $0.001 per share, authorized 375,000,000; 111,803,635 shares issued and 111,717,040 shares outstanding as of March 31, 2026 and 102,617,684 shares issued and 102,531,089 shares outstanding as of December 31, 2025	112	103
Additional paid-in capital	446,183	435,030
Accumulated deficit	(385,181)	(367,715)
Common stock in treasury, at cost, 86,595 shares at March 31, 2026 and December 31, 2025	(13,873)	(13,873)
Total Soluna Holdings, Inc. Stockholders’ Equity (Deficit)	47,246	53,550
Non-Controlling Interest	65,797	57,383
Total Equity	113,043	110,933
Total Liabilities, Mezzanine Equity, and Equity	$190,420	$187,944
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soluna Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
For the Three Months Ended March 31, 2026 and 2025

(Dollars in thousands, except per share)	Three Months Ended March 31,
	2026	2025

Cryptocurrency mining revenue	$2,169	$2,999
Data hosting revenue	6,688	2,402
Demand response service revenue	537	507
High-performance computing service revenue	—	28
Total revenue	9,394	5,936
Operating costs:
Cost of cryptocurrency mining revenue, exclusive of depreciation	1,658	1,954
Cost of data hosting revenue, exclusive of depreciation	3,619	1,327
Cost of high-performance computing services	—	7
Cost of cryptocurrency mining revenue- depreciation	1,011	1,074
Cost of data hosting revenue- depreciation	1,191	401
Total costs of revenue	7,479	4,763
Operating expenses:
General and administrative expenses, exclusive of depreciation and amortization	16,140	5,946
Depreciation and amortization associated with general and administrative expenses	2,401	2,404
Total general and administrative expenses	18,541	8,350
Operating loss	(16,626)	(7,177)
Interest expense	(1,481)	(838)
Gain on debt extinguishment and revaluation, net	—	551
Gain on sale of fixed assets	32	—
Fair value adjustment loss	—	(118)
Other financing expense	(564)	(201)
Other income, net	113	4
Loss before income taxes	(18,526)	(7,779)
Income tax benefit, net	624	425
Net loss	(17,902)	(7,354)
(Less) Net loss (income) attributable to non-controlling interest	436	(202)
Net loss attributable to Soluna Holdings, Inc.	$(17,466)	$(7,556)

Basic and Diluted loss per common share:
Basic & Diluted loss per share	$(0.24)	$(1.21)

Weighted average shares outstanding (Basic and Diluted)	84,101,320	8,719,351
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soluna Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
For the Year Ended December 31, 2025
And the Three Months Ended March 31, 2026 (Unaudited)
(Dollars in thousands, except per share)

		Preferred Stock				Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Non- Controlling Interest	Total Equity
	Mezzanine Equity	Series A Shares	Amount	Series B Shares	Amount	Shares	Amount			Shares	Amount
January 1, 2025	$—	4,953,545	$5	62,500	$—	10,647,761	$11	$315,607	$(314,304)	40,741	$(13,798)	$39,841	$27,362

Net (loss) income	—	—	—	—	—	—	—	—	(7,556)	—	—	202	(7,354)

Stock-based compensation	—	—	—	—	—	—	—	1,847	—	—	—	—	1,847

Issuance of shares – warrant exercise	—	—	—	—	—	384,721	—	—	—	—	—	—	—

Restricted stock units vested	—	—	—	—	—	3,432	—	—	—	—	—	—	—

Issuance of shares- SEPA draws	—	—	—	—	—	1,512,872	2	2,121	—	—	—	—	2,123

Contribution from Non-Controlling interest	—	—	—	—	—	—	—	—	—	—	—	4,310	4,310

Distribution to Non-Controlling interest	—	—	—	—	—	—	—	—	—	—	—	(1,295)	(1,295)

March 31, 2025	$—	4,953,545	$5	62,500	$—	12,548,786	$13	$319,575	$(321,860)	40,741	$(13,798)	$43,058	$26,993

Net loss	—	—	—	—	—	—	—	—	(7,382)	—	—	(398)	(7,780)

Stock-based compensation	—	—	-	—	—	—	—	1,942	—	—	—	—	1,942

Issuance of shares – warrant exercise	—	—	—	—	—	59,131	—	—	—	—	—	—	—

Restricted stock units vested	—	—	—	—	—	6,600	—	—	—	—	—	—	—

Issuance of shares-Restricted stock awards	—	—	—	—	—	2,140,683	2	(2)	—	—	—	—	—

Issuance of shares- ATM settlements	—	—	—	—	—	3,340,663	3	2,043	—	—	—	—	2,046

Issuance of shares- Green Cloud issuance	—	—	—	—	—	1,000,000	1	(1)	—	—	—	—	—

Contribution from Non-Controlling interest	—	—	—	—	—	—	—	—	—	—	—	7,542	7,542

Distribution to Non-Controlling interest	—	—	—	—	—	—	—	—	—	—	—	(1,424)	(1,424)

June 30, 2025	$—	4,953,545	$5	62,500	$—	19,095,863	$19	$323,557	$(329,242)	40,741	$(13,798)	$48,778	$29,319

Net loss	—	—	—	—	—	—	—	—	(23,956)	—	—	(1831)	(25,787)

Stock-based compensation	—	—	—	—	—	—	—	1,882	—	—	—	—	1,882

Issuance of shares-warrant exercise	—	—	—	—	—	17,254,463	17	28,193	—	—	—	—	28,210

Issuance of shares- July equity financing	—	—	—	—	—	9,090,909	9	5,028	—	—	—	—	5,037

Issuance of shares – Restricted stock awards	—	—	—	—	—	2,751,078	3	(3)	—	—	—	—	—

Issuance of shares- ATM settlements	—	—	—	—	—	14,649,141	15	20,738	—	—	—	—	20,753

Issuance of shares- SEPA draws	—	—	—	—	—	1,487,128	1	4,169	—	—	—	—	4,170

Forfeiture of RSA shares	—	(25,000)	—	—	—	(236,051)	—	—	—	—	—	—	—

Warrant issuance and revaluation	—	—	—	—	—	—	—	2,869	—	—	—	—	2,869

Warrant revaluated to liability	—	—	—	—	—	—	—	(5,034)	—	—	—	—	(5,034)

Contribution from Non-Controlling interest	—	—	—	—	—	—	—	—	—	—	—	12,902	12,902

Distribution to Non-Controlling interest	—	—	—	—	—	—	—	—	—	—	—	(856)	(856)

September 30, 2025	$—	4,928,545	$5	62,500	$—	64,092,531	$64	$381,399	$(353,198)	40,741	$(13,798)	$58,993	$51,595

Net loss	—	—	—	—	—	—	—	—	(14,517)	——	—	-1,553	(16,070)

Stock-based compensation	—	—	—	—	—	—	—	4,895	—	—	—	—	4,895

Issuance of shares –warrants exercise	—	—	—	—	—	7,505,223	8	4,670	—	—	—	—	4,678

Restricted stock units vested	—	—	—	—	—	78,210	—	—	—	—	—	—	—

Issuance of shares – Restricted stock awards	—	—	—	—	—	19,392,598	19	(19)	—	—	—	—	—

Issuance of shares- ATM settlements	—	—	—	—	—	5,601,358	6	11,348	—	—	—	—	11,354

Warrant liability revalued to equity	—	—	—	—	—	—	—	4,827	—	—	—	—	4,827

Issuance of shares- December equity offering	1,313	—	—	—	—	5,929,944	6	28,363	—	—	—	—	28,369

Issuance of merger shares	—	—	—	—	—	17,820	—	—	—	—	—	—	—

Warrant redemption	—	—	—	—	—	—	—	(453)	—	—	—	—	(453)

Treasury share conversion	—	—	—	—	—	—	—	—	—	45,854	(75)	—	(75)

Contribution from Non- Controlling interest	—	—	—	—	—	—	—	—	—	—	—	7,480	7,480

Distribution to Non-Controlling interest	—	—	—	—	—	—	—	—	—	—	—	(7,537)	(7,537)

December 31, 2025	$1,313	4,928,545	$5	62,500	$—	102,617,684	$103	$435,030	$(367,715)	86,595	$(13,873)	$57,383	$110,933

		Preferred Stock				Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Non- Controlling Interest	Total Equity
	Mezzanine Equity	Series A Shares	Amount	Series B Shares	Amount	Shares	Amount			Shares	Amount

January 1, 2026	$1,313	4,928,545	$5	62,500	$—	102,617,684	$103	$435,030	$(367,715)	86,595	$(13,873)	$57,383	$110,933

Net loss	—	—	—	—	—	—	—	—	(17,466)	—	—	-436	(17,902)

Stock-based compensation	—	—	—	—	—	—	—	10,222	—	—	—	—	10,222

Issuance of shares – warrant exercise	—	—	—	—	—	8,149,200	8	—	—	—	—	—	8

Issuance of shares-Restricted stock awards	—	—	—	—	—	1,373,000	1	(1)	—	—	—	—	—

Issuance of shares- Series B conversion	—	—	—	(5,310)	—	553,125	1	(1)	—	—	—	—	—

SEPA commitment fee share issuance	—	—	—	—	—	335,976	—	250	—	—	—	—	250

Merger shares	—	—	—	—	—	10,692	—	—	—	—	—	—	—

Forfeiture of Restricted Stock Award shares	—	(8,500)	—	—	—	(1,236,042)	(1)	1	—	—	—	—	—

Warrant adjustment and other	—	—	—	—	—	—	—	682	—	—	—	—	682

Contribution from Non-Controlling interest	—	—	—	—	—	—	—	—	—	—	—	10,918	10,918

Distribution to Non-Controlling interest	—	—	—	—	—	—	—	—	—	—	—	(2,068)	(2,068)

March 31, 2026	$1,313	4,920,045	$5	57,190	$—	111,803,635	$112	$446,183	$(385,181)	86,595	$(13,873)	$65,797	$113,043
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soluna Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2026 and 2025

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Operating Activities
Net loss	$(17,902)	$(7,354)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,229	1,506
Amortization expense	2,374	2,373
Stock-based compensation	10,222	1,847
Deferred income taxes	(632)	(437)
Right of first refusal amortization gain	(90)	—
Amortization of operating and finance lease asset	56	15
Gain on debt extinguishment and revaluation, net	—	(551)
Amortization of deferred financing costs and discount on notes	436	153
Fair value adjustments, including SEPA	—	118
SEPA commitment cost	250	—
Gain on sale of fixed assets	(32)	—
Changes in operating assets and liabilities:
Accounts receivable	66	329
Prepaid expenses and other current assets	(1,514)	(197)
Other long-term assets	—	1,606
Accounts payable	(2,085)	481
Contract termination liability	—	(667)
Deferred revenue	161	—
Operating lease liabilities	(8)	(15)
Other liabilities and customer deposits	406	374
Accrued liabilities and interest payable	(309)	242
Net cash used in operating activities	(6,372)	(177)
Investing Activities
Purchases of property, plant, and equipment	(2,565)	(3,534)
Purchases of intangible assets	(45)	(45)
Proceeds from sale of property, plant, and equipment	32	—
Deposits on equipment	(3,646)	(61)
Net cash used in investing activities	(6,224)	(3,640)
Financing Activities
Proceeds from common stock warrant exercises	8	—
Proceeds from sale of common stock on SEPA	—	2,005
Proceeds from notes	—	5,000
Payments on notes and deferred financing costs	(1,001)	(1,978)
Payments on financing lease liabilities	(56)	—
Contributions from non-controlling interest	10,918	4,310
Distributions to non-controlling interest	(131)	(1,525)
Net cash provided by financing activities	9,738	7,812

(Decrease) increase in cash & restricted cash	(2,858)	3,995
Cash & restricted cash – beginning of period	88,843	10,453
Cash & restricted cash – end of period	$85,985	$14,448

Supplemental Disclosure of Cash Flow Information
Interest paid on debt	892	285
Construction in progress included in accounts payable and accrued liabilities	2,707	—
Noncash deferred financing cost accrual	—	97
Noncash membership distribution accrual	1,937	949
Warrant adjustment	682	—
Noncash activity right-of-use assets adjustment	430	—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Nature of Operations
Description of Business
Unless the context requires otherwise in these notes to the consolidated condensed financial statements, the terms “SHI,” “ the “Company,” “we,” “us,” and “our” refer to Soluna Holdings, Inc. together with its consolidated subsidiaries, “SDI” refers to Soluna Digital, Inc., “Soluna Cloud” or “Cloud” refers to Soluna Cloud, Inc., “SEI” refers to Soluna Energy, Inc., and "Soluna Wind" refers to Soluna Wind Holding, Inc.
Soluna Holdings, Inc. (“SHI”) is a digital infrastructure company that specializes in transforming surplus renewable energy into computing resources. The Company’s strategy is to operate data centers co-located with wind, solar, and hydroelectric power plants, supporting compute-intensive applications, including Bitcoin mining, generative AI, and high-performance computing (“HPC”). This approach aims to create a more sustainable grid while providing cost-effective and environmentally friendly computing solutions.
Soluna Holdings, Inc., was originally incorporated in the State of New York in 1961 as Mechanical Technology, Incorporated and reincorporated in the State of Nevada on March 24, 2021. On March 23, 2021, SHI's common stock commenced trading on The Nasdaq Stock Market LLC ("Nasdaq"). Headquartered in Albany, New York, the Company changed its name from “Mechanical Technology, Incorporated” to Soluna Holdings, Inc. on November 2, 2021. On October 29, 2021, Soluna Callisto Holdings, Inc. ("Soluna Callisto") merged into Soluna Computing, Inc. (“SCI”), a private green data center development company and subsidiary of SHI, in which SCI was subsequently sold and transferred all its assets in December 2023 to the Company. SHI currently conducts its business through its wholly owned subsidiary, Soluna Digital, Inc. (“SDI”). Additionally, SHI formed Soluna Cloud, Inc. (“Soluna Cloud”) on March 24, 2024, to operate cloud, colocation, and data hosting services related to high performance computing and AI. On April 2, 2024, SHI formed Soluna Energy, Inc. (“SEI”) to own and manage renewable energy power purchase agreements and land leases through a series of service subsidiaries. In January 2026, SHI formed Soluna Wind Holdings, Inc. to own and operate wind-powered energy generation facilities through its subsidiaries.
As of March 31, 2026, the Company has five operating sites under management. In 2021, the Company constructed a 25 MW data center and commenced operations in its Murray, Kentucky location ("Project Sophie"). The Company’s Texas site (“Project Dorothy”), located at the Briscoe wind farm, holds the potential for up to 100 MW of power generation. By June 2024, SHI had energized 50 MW of the site across two phases, Project Dorothy 1A and 1B. As of March 31, 2026, SHI holds a 14.6% Class B membership interest in Soluna DVSL ComputeCo, LLC (“DVSL”), owner of Project Dorothy 1A, and a subsidiary of SHI holds a 100% Class A membership interest in DVSL. Subsequent to March 31, 2026, the Company purchased the remaining 85.4% Class B Membership Interest in DVSL and the Company now owns 100% of the issued and outstanding membership interests in DVSL, see Note 16 for details. SHI also holds a 51% ownership interest in Soluna DV ComputeCo, LLC (“DVCC”), owner of Project Dorothy 1B. On July 22, 2024, the Company closed financing for the 48 MW data center (the “Project Dorothy 2”). Project Dorothy 2 is financed by Soluna2 SLC Fund II Project Holdco LLC, an investment vehicle of Spring Lane Capital (“SLC”) and SDI. As of March 31, 2026, SDI has 100% Class A membership and 0% Class B membership interest in Project Dorothy 2. On July 22, 2025, the Company closed financing with SLC for a 35 megawatt (MW) expansion of Project Kati, a data center campus in Willacy County, Texas, with Project Kati 1, which has a capacity of 83 MW. The funds and further contributions are being used for the construction of Project Kati 1 that began in the third quarter of 2025. As of March 31, 2026, SDI has 100% Class A membership and 13% Class B membership interest in Project Kati 1.
On April 1, 2026, the Company acquired 100% of the equity interests in Briscoe Wind Farm, LLC ("Briscoe"), a 150 MW capacity wind generation project. See Note 16 for details.

2. Basis of Presentation
In the opinion of management, the Company’s condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the periods presented in accordance with United States of America’s Generally Accepted Accounting Principles (“U.S. GAAP”). The results of operations for the interim periods presented are not necessarily indicative of results for the full year or for any future period.

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (“the Annual Report”).
The information presented in the accompanying condensed consolidated balance sheet as of December 31, 2025 has been derived from the Company’s audited consolidated financial statements. All other information has been derived from the Company’s unaudited condensed consolidated financial statements for the three months ended March 31, 2026 and March 31, 2025.
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
Restricted Cash
Restricted cash relates to cash that is legally restricted as to withdrawal and usage or is being held for a contractual purpose and thus not available to the Company for immediate or general business use. As of March 31, 2026, the Company had restricted cash of approximately $17.4 million, of which $9.5 million was classified as current and $7.9 million was classified as non-current. As of December 31, 2025, the Company had restricted cash of approximately $12.4 million, of which $4.5 million was classified as current and $7.9 million was classified as non-current. Currently, the balance in restricted cash relates to restricted deposits held with customers that were for less than 12 months, or for debt covenant purposes. The Company has a long-term restricted cash balance in relation to a collateralized deposit.
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

The Company has cash deposits in excess of federally insured limits but does not believe them to be at risk. The Company notes that as of March 31, 2026, the cash deposits in excess of federally insured limits was approximately $85.5 million.

Deposits on equipment
As of March 31, 2026 and December 31, 2025, the Company had approximately $3.3 million and $1.4 million, respectively, in deposits on equipment that had not yet been received by the Company. Once the Company receives such equipment in a subsequent period, the Company will reclassify such balance into Property, Plant and Equipment, net.
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
Loan Commitment assets
The Credit Agreement (see Note 8) contained a commitment from the lender for an additional tranche of debt under certain conditions. The Company incurred costs and fees to obtain a nonrevolving loan commitment. The accounting for warrants issued and fees paid to lenders in connection with a nonrevolving loan commitment are initially treated as an asset. As discussed in Credit Agreement in Note 8, the Company can draw up to $35.5 million between the first three tranches and can draw an additional $64.5 million upon subsequent approval by the lenders. The Company allocated the warrants issued and fees paid to the lenders in connection the nonrevolving loan commitment between the draws to date of $17.0 million and the remaining $18.5 million between debt issuance costs and loan commitment assets. As the $18.5 million remaining commitment gets drawn upon, the Company will reclassify a portion of the loan commitment asset as a debt discount.
Reclassification
Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations or net assets.

3. Accounts Receivable, net
Accounts receivables consist of the following at:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Data hosting	$4,393	$4,750
Demand response service receivable	776	745
Proprietary mining Coinbase receivable	22	27
Other	265	244
	5,456	5,766
Less: Allowance for expected credit losses	—	(244)
	$5,456	$5,522
The Company’s allowance for expected credit loss was $0 at March 31, 2026 and $244 thousand at December 31, 2025, respectively. The Company wrote off approximately $244 thousand against the Company's allowance during the three months ended March 31, 2026 after determining the receivable was uncollectible.
Rollforward of Allowance of Expected Credit Losses:

(Dollars in thousands)	January 1, 2025- March 31, 2026	January 1, 2025 – December 31, 2025

Allowance for expected credit losses, beginning of period	$244	$244
Current period credit provision	-	-
Write offs charged against the allowance	(244)	-
Recoveries collected	-	-
Allowance of expected credit losses, end of period	$-	$244

4. Property, Plant and Equipment, net
Property, plant and equipment consist of the following at:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Land and land improvements	$5,883	$4,471
Buildings and leasehold improvements	40,598	36,464
Computers and related software	13,694	13,542
Machinery and equipment	25,194	19,522
Office furniture and fixtures	74	74
Construction in progress	11,808	16,215
	97,251	90,288
Less: Accumulated depreciation	(17,735)	(15,505)
	$79,516	$74,783
Depreciation expense was approximately $2.2 million and $1.5 million for the three months ended March 31, 2026 and 2025, respectively.
5. Intangible Assets, net
Intangible assets consist of the following as of March 31, 2026:

(Dollars in thousands)	Intangible Assets	Accumulated Amortization	Total

Strategic pipeline contract	$46,885	$41,415	$5,470
Assembled workforce	500	442	58
Patents	446	42	404
Total	$47,831	$41,899	$5,932
Intangible assets consist of the following as of December 31, 2025:

(Dollars in thousands)	Intangible Assets	Accumulated Amortization	Total

Strategic pipeline contract	$46,885	$39,071	$7,814
Assembled workforce	500	416	84
Patents	400	37	363
Total	$47,785	$39,524	$8,261
Amortization expense for each of the three months ended March 31, 2026 and 2025 was approximately $2.4 million and $2.4 million, respectively.
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

The Company expects to record amortization expense of intangible assets over the next five years and thereafter as follows:

(Dollars in thousands)
Year	2026
2026 (remainder of the year)	$5,544
2027	21
2028	21
2029	21
2030	21
Thereafter	304
Total	$5,932
6. Accrued Liabilities
Accrued liabilities consist of the following at:

(Dollars in thousands)	March 31, 2026	December 31, 2025

Salaries, wages, and related expenses	$2,291	$2,204
Liability to shareholders for previous acquisition	363	363
Legal, audit, tax, and professional fees	2,872	1,786
Sales tax accrual	54	146
Real estate taxes accrual	421	453
Hosting and utility fees	1,706	1,541
Construction fees	2,202	2,252
Financing fee accrual	65	773
Membership distribution accrual	5,567	3,637
Other	27	27
Total	$15,568	$13,182
Contract termination liability
In June 2024, Soluna AL Cloudco, LLC (“CloudCo”), a subsidiary of Soluna Cloud, entered into an agreement (the “HPE Agreement”) with Hewlett Packard Enterprise Company (“HPE”), with an initial pre-payment of $10.3 million and a total commitment of $34 million over a 36-month period. On March 24, 2025, CloudCo notified HPE of its termination of the HPE Agreement and, on March 26, 2025, HPE notified CloudCo of its termination of the HPE Agreement for cause, effective immediately, due to CloudCo’s material breach of its payment obligations that remained uncured for more than thirty (30) days. The HPE Agreement provided the Company access to datacenter and cloud services for AI and supercomputing applications utilizing NVIDIA H100 GPUs. In accordance with the terms of the HPE Agreement, CloudCo was required to pay all of the unpaid fees that were payable over the entire term of the HPE Agreement. In accordance with the terms of the HPE Agreement, upon a termination for cause by HPE, CloudCo must pay HPE the remaining payment stream under the term of the HPE Agreement, including all upfront payments and monthly charges, plus any fees incurred for the terminated Services (as defined in the HPE Agreement). As of March 31, 2026, the outstanding contract liability is approximately $19.3 million. CloudCo has not made any additional payments under the HPE Agreement since CloudCo notified HPE of its termination of the HPE Agreement.
7. Income Taxes
During the three months ended March 31, 2026 and 2025 , the Company’s effective income tax rate was 3.4% and 5.5%, respectively. The projected annual effective tax rate is less than the Federal statutory rate of 21%, primarily due to the change in the valuation allowance, as well as changes to estimated taxable income for 2026 and permanent differences. For the three months ended March 31, 2026 and 2025, there was a deferred income tax benefit of $632 thousand and $437 thousand, respectively, offset with current tax expense for the three months ended March 31, 2026 and 2025 of approximately $8 thousand and $12 thousand, respectively.
In connection with the strategic contract pipeline acquired in the acquisition as further discussed in Note 5, ASC 740-10-25-51 requires the recognition of a deferred tax impact of acquiring an asset in a transaction that is not a business combination when the amount paid exceeds the tax basis on the acquisition date. As such, the Company is required to adjust the value of the strategic contract pipeline by approximately $10.9 million at inception date, which was recorded as a deferred tax liability, and this amount will be amortized over the life of the asset. For the three months ended March 31, 2026 and 2025, the Company amortized $547 thousand, respectively.
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
The Company believes that the accounting estimate for the valuation of deferred tax assets is a critical accounting estimate because judgment is required in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns. The Company based the estimate of deferred tax assets and liabilities on current tax laws and rates and, in certain cases, business plans and other expectations about future outcomes. In the event that actual results differ from these estimates, or the Company adjusts these estimates in future periods, the Company may need to adjust the recorded valuation allowance, which could materially impact our financial position and results of operations. The Company has a full valuation allowance for the deferred tax assets of $41.8 million on March 31, 2026 and December 31, 2025, respectively. We will continue to evaluate the ability to realize our deferred tax assets and related valuation allowance on a quarterly basis.
8. Debt
The following table represents total debt outstanding by agreement as of March 31, 2026:

(Dollars in thousands):	Current portion of debt	Long term debt	Total
Generate loan	$3,622	$10,143	$13,765
Green Cloud secured note	5,491	1,583	7,074
Galaxy loan	928	3,267	4,195
Equipment/ Land loan	—	917	917
Total Debt	$10,041	$15,910	$25,951
The following table represents total debt outstanding by agreement as of December 31, 2025:

(Dollars in thousands):	Current portion of debt	Long term debt	Total
Generate loan	$3,713	$10,213	$13,926
Green Cloud secured note	4,361	3,112	7,473
Galaxy loan	784	3,499	4,283
Equipment/ Land loan	—	1,075	1,075
Total Debt	$8,858	$17,899	$26,757

The Company notes as of March 31, 2026, there is approximately $26.0 million in debt outstanding in which is made up of approximately $28.7 million in principal outstanding less approximately $2.7 million in debt issuance and discounts costs remaining to be amortized over the life of the loans. The following table represents the future minimum principal payments, which excludes potential cash sweeps, due on debt as of March 31, 2026:

(Dollars in thousands)
Year	2026
2026 (remainder of the year)	$6,194
2027	7,191
2028	3,278
2029	3,635
2030	8,395
Total	$28,693

Generate Credit Agreement

(Dollars in thousands)	Maturity Date	Interest Rate	January 1, 2026- March 31, 2026	September 12, 2025 – December 31, 2025
Tranche A-1	September 12, 2030	14.24%	$4,776	$5,500
Tranche A-3			11,414	11,500
Total drawn loan			16,190	17,000
Less: principal payments			(389)	(810)
Less: debt discount and issuance costs			(2,036)	(2,264)
Total outstanding note			13,765	13,926
(Less) Current note outstanding			(3,622)	(3,713)
Long-term note outstanding			$10,143	$10,213
On September 12, 2025, the Company caused its subsidiaries Soluna DVSL ComputeCo, LLC (“Dorothy 1A Borrower”), Soluna DVSL II ComputeCo, LLC (“Dorothy 2 Borrower”), and Soluna KK I ComputeCo, LLC (“Tranche B Borrower” and collectively with Dorothy 1A Borrower and Dorothy 2 Borrower, the “Borrowers”) to enter into a Credit and Guaranty Agreement (the “Credit Agreement”) with Generate Lending, LLC, as administrative agent and collateral agent (the “Agent”), and Generate Strategic Credit Master Fund I-A, L.P. (the “Lender”). The Credit Agreement provides for senior secured term loan commitments in an aggregate principal amount of up to $35.5 million, comprised of (i) Tranche A-1 ($5.5 million), (ii) Tranche A-3 ($11.5 million), and (iii) Tranche B ($18.5 million). In addition, the Credit Agreement permits the Borrowers to request one or more Additional Tranche Loan Commitments (as defined in the Credit Agreement), in the aggregate amount of up to $64.5 million, subject to the approval of the Lender and the Agent, for project-level financing of eligible projects. On September 12, 2025, the Borrowers borrowed approximately $12.6 million under the Credit Agreement, comprised of Tranche A-1 loans and Tranche A-3 loans, and on December 22, 2025, an additional $4.4 million was borrowed on the Tranche A-3 loan. The Company can draw upon Tranche B from September 12, 2025 until October 31, 2026, subject to the conditions set forth in the Credit Agreement. The maturity date for the Tranche A and Tranche B loans is the earlier of (i) payment of outstanding principal, interest, and fees and (ii) September 12, 2030. Additional Tranche Loan Commitments will have maturity dates as set forth in their respective amendments to the Credit Agreement. For the three months ended March 31, 2026, interest expense was $824 thousand.
Proceeds from the Credit Agreement will be used to finance, refinance, develop and construct the Company’s Dorothy 1A, Dorothy 2 and Kati data center projects, fund a debt service reserve account, and pay fees and expenses. The loans bear interest at a variable rate based on either ABR or Term SOFR, as set forth in the Credit Agreement. The applicable interest rate for SOFR loans is equal to Term SOFR plus a margin of 10.0% per annum, and for ABR loans is equal to the ABR plus a margin of 9.0% per annum. The Credit Agreement provides for a SOFR rate floor of 3.50% per annum. The

Borrowers are required to pay a commitment fee of 1.00% per annum on undrawn amounts of the Tranche B Loan Commitments and any Additional Tranche Loan Commitments. During the continuance of an event of default, a default rate applies equal to the otherwise applicable rate plus 2.0% per annum.
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
The Credit Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default for financings of this type. Events of default under the Credit Agreement include, among other things, non-payment of principal, interest or fees, inaccuracy of representations and warranties, breach of covenants, cross-default to certain material indebtedness, bankruptcy and insolvency, and change of control. Upon the occurrence and during the continuance of an event of default, the lenders may declare all outstanding principal and accrued but unpaid interest under the Credit Agreement immediately due and payable and may exercise the other rights and remedies provided under the Credit Agreement and related loan documents. Negative covenants in the Credit Agreement include, among other things, restrictions on the Borrowers and guarantors with respect to incurring additional indebtedness, creating liens on assets, selling assets or making fundamental changes, making restricted payments, entering into affiliate transactions, and using loan proceeds for unauthorized purposes. The Credit Agreement also restricts investments, capital expenditures, and speculative transactions, and requires that all deposit and securities accounts be subject to control agreements. Financial covenants require (i) a minimum trailing Debt Service Coverage Ratio of 1.60:1.00 and (ii) a minimum Forward Contracted Debt Service Coverage Ratio of 1.20:1.00, in each case as further described in the Credit Agreement. The facility also includes customary mandatory prepayment provisions. The Company has obtained a limited waiver in connection with diligence requests. As of the date of these condensed consolidated financial statements, the Company is in compliance with all covenants in relation to the Generate Credit Agreement.

On April 1, 2026, in connection with the Briscoe Project Acquisition (as defined below) as discussed in Note 16, the Company caused the Existing Borrowers and the Tranche C Borrower (collectively, the “Borrowers”) to enter into Consent and Amendment No. 1 to the Credit Agreement and Amendment No. 1 to the Pledge Agreement (the “Amendment”, and the Credit Agreement, as amended by the Amendment, the “Amended Credit Agreement”) with the Agent and the Lender. The Amendment became effective on April 1, 2026 (the “First Amendment Effective Date”).
Under the Amended Credit Agreement: (i) Tranche A-1 and Tranche A-3 loan commitments finance the Dorothy 1A Project and the Dorothy 2 Project, respectively; and (ii) Tranche B loan commitments finance the development and construction of the Kati Project.
Among other changes, the Amendment: (i) adds the Tranche C Borrower as a new borrower and guarantor; (ii) establishes Tranche C loan commitments of $12.5 million to finance the Briscoe Project Acquisition and adjusts the Tranche B loan commitments to be changed from $18.5 million to $6.0 million ; (iii) adds the Briscoe Project Company (as defined below) as a guarantor following the acquisition; and (iv) includes the Briscoe Project (as defined below) as a new project under the Amended Credit Agreement.
The Tranche C loans bear interest at a variable rate based on either ABR or Term SOFR, with margins of 8.0% per annum for SOFR loans and 7.0% per annum for ABR loans. They are also subject to scheduled amortization and mandatory cash sweep prepayments.

Green Cloud secured note

(Dollars in thousands)	Maturity Date	Interest Rate	January 1, 2026- March 31, 2026	January 1, 2025- December 31, 2025
Term Loan and capitalized interest (excludes debt issuance cost)	June 20, 2027	9%	$7,803	$11,748
Less: principal and capitalized interest payments			(487)	(3,945)
Less: debt discount			(73)	(99)
Less: debt issuance costs			(169)	(231)
Total outstanding note			7,074	7,473
(Less) Current note outstanding			(5,491)	(4,361)
Long-term note outstanding			$1,583	$3,112
On June 20, 2024, pursuant to the terms and subject to the conditions of a Note Purchase Agreement (the “June SPA”) by and among (i) CloudCo, (ii) Soluna Cloud, a Nevada corporation, indirect wholly owned subsidiary of the Company, and parent of CloudCo, (iii) the Company and (iv) the accredited investor named therein (the “Investor”, and collectively the “Note Parties”), CloudCo issued to the Investor a secured promissory note in a principal amount equal to $12.5 million (the “Note”). The Note accrues interest at a rate 9% per annum, subject to adjustment upon an event of default. The Note matures on June 20, 2027. CloudCo’s obligations under the Note will be secured by all or substantially all of CloudCo’s assets, including pursuant to a security agreement to be executed and delivered by CloudCo in favor of the Investor (the “CloudCo Security Agreement”, and together with the June SPA and the Note, the “CloudCo Agreements”).
For the three months ended March 31, 2026 and March 31, 2025, the Company incurred approximately $258 thousand and $389 thousand in interest expense in relation to the June SPA, respectively, which includes interest paid on the note and amortization of deferred financing costs.
June SPA Modification
On March 21, 2025, the Note Parties entered into a Modification Agreement (the “Modification Agreement”) to, among other things:
(i)provide for the deposit of 1,000,000 shares (the “Escrow Shares”) of the Company’s common stock, into an escrow account maintained by Northland Securities, Inc., pursuant to an escrow agreement (as further described below),
(ii)provide for the issuance to the Investor of penny warrants to purchase shares of the Company’s common stock. The number of penny warrants (exercise price at $0.01) shall equal $1.25 million divided by the 5-day VWAP of the Company’s common stock at time of issuance. The warrants will be issued at the time the Investor removes its lien on the property of the Company. As of November 14, 2025, the lien has not yet been removed and the warrants have not been issued,
(iii)amend the payment schedule of the Note to provide (a) for each of the six scheduled payments occurring after the earlier of the effectiveness of a registration statement for the resale of the Escrow Shares and the Conversion Shares (as defined below) or the date that the Escrow Shares and the Conversion Shares may be sold pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), without any information requirements, the amount of principal and interest payable on such date shall be reduced by 50% (the aggregate amount of the six months of such reductions, the “Specified Amount”) and (b) if the aggregate amount of payments on the Amended Note applied from the proceeds of the sale of the Escrow Shares on or prior to the last six scheduled payments is less than the Specified Amount (such difference, the “Make Whole Amount”), than the amount of each of the remaining scheduled payments shall be increased by an amount equal to the Make Whole Amount divided by the number of remaining scheduled payments,
(iv)modify the Note such that the Note is now convertible into up to 2,500,000 shares of the Company’s common stock based (“Conversion Shares”) on a conversion price of $5.00,
(v)amend the Note to provide that the Company will be a direct co-obligor with CloudCo under the Note; and

(vi)amend the SPA to allow the Company to organize or incorporate any subsidiary, over which the Company shall have voting or beneficial control, which is being formed with the intent to engage in a business or line of business substantially similar to that of Soluna Cloud or the Company, without first paying all of the principal and interest due under the Note and without first obtaining Investor’s prior written consent (collectively, the “June SPA Modification”).
The joint-and-several liability arrangement is between the Company and CloudCo. While no written agreement has been created to establish the amount that each entity agrees to pay under the obligation, the nature of the relationship is such that the Company has taken a significant role in the economics of the Notes. The Company expects to make any necessary payments on behalf of CloudCo in order to prevent default on the Notes because the Investor has a lien on all property and assets of the Company in connection with the Notes. Based on quantitative analysis performed by the Company, it was determined that the terms of the debt instrument before and after the June SPA Modification were not substantially different. Accordingly, the June SPA Modification was accounted for as a debt modification.
Subsequently, the Company and the Investor mutually agreed that the 1,000,000 Escrow Shares would instead be issued directly to the Investor and, on April 29, 2025, the Company issued 1,000,000 shares of common stock to the Investor. When the Investor sells the 1,000,000 shares in the open market (after either SEC registration effectiveness or pursuant to SEC Rule 144), the net cash proceeds from the sale of shares will be applied to the outstanding principal balance of the note up to $4.00 per share, and any excess proceeds over $4.00 per share will be retained by the Investor. The Investor had until March 31, 2026 (the “Sales Period”) to sell the 1,000,000 shares to reduce the outstanding principal balance, or would have to return the shares. Prior to March 31, 2026, the Company's Board of Directors approved an extension of the Sales Period in order to renegotiate the application of the 1,000,000 shares. As of the date of these condensed financial statements, no modification of the agreement has been made.
July 2024 Additional Secured Note
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
Galaxy Loan

(Dollars in thousands)	Maturity Date	Interest Rate	January 1, 2026- March 31, 2026	March 12, 2025 – December 31, 2025
Term Loan	March 12, 2030	15%	$4,625	$5,000
Less: principal payments			(125)	(375)
Less: debt discount and issuance costs			(305)	(342)
Total outstanding note			4,195	4,283
(Less) Current note outstanding			(928)	(784)
Long-term note outstanding			$3,267	$3,499

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
The Galaxy Loan Agreement provides for a term loan facility in the principal amount of $5.0 million (the “Term Loan Facility”). The Term Loan Facility bears interest at a rate of 15.0% per annum, subject to an increase of 5.0% (for a total of 20.0%) in the event an Event of Default as defined within the Galaxy Loan Agreement has occurred and is continuing. The Term Loan Facility matures on March 12, 2030 and includes scheduled payments over a five-year term. For the three months ended March 31, 2026 and March 31, 2025, the Company incurred approximately $207 thousand and $42 thousand in interest expense in relation to the Term Loan Facility, which includes interest paid on the note and amortization of deferred financing costs.
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
Land Purchase Loan

On October 1, 2025, Soluna2 Kati Project Holdco LLC ("Kati Lender") provided the Borrower with a loan in the amount of $1.075 million under the Equipment Loan Agreement to fund the purchase of land in support of the Project Kati Phase 2 construction. Pursuant to a letter agreement between SLC and the Company, the land purchase loan bears no interest and is subject to a 1.00x MOIC, together with a right of first refusal granted to SLC. The interest free nature of the loan required the Company to record a discount for approximately $226 thousand at issuance. As of March 31, 2026 approximately $68 thousand has been amortized and recorded within Interest Expense for the three months ended March 31, 2026, resulting in a net carrying value of approximately $917 thousand.

The Company recorded $63 thousand and $64 thousand within Prepaid expenses and other current assets as of March 31, 2026 and December 31, 2025 and $9 thousand and $25 thousand within Other assets on the consolidated balance sheet as of March 31, 2026 and December 31, 2025, of associated debt issuance costs. Approximately $16 thousand and $14 thousand in relation to the debt issuance costs have been amortized and recorded within Interest Expense for the three months ended March 31, 2026 and March 31, 2025.
9. Stockholders’ Equity
Preferred Stock
The Company has two series of preferred stock outstanding: the Series A Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), with a $25.00 liquidation preference; and the Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”). As of March 31, 2026 and December 31, 2025, there were 4,920,045 and 4,928,545 shares of Series A Preferred Stock issued and outstanding, and as of March 31, 2026 and December 31, 2025, there was 57,190 and 62,500 shares of Series B Preferred Stock issued and outstanding.
Series A Preferred Stock
The Series A Preferred Stock is not convertible into or exchangeable into common stock of the Company, except upon the occurrence of a delisting event or change of control. Per the Company’s Certificate of Designations, Preferences and Rights of 9.0% Series A Cumulative Perpetual Preferred Stock (“Series A Certificate of Designations”), if there is an occurrence of delisting or change of control, the holders of Series A Preferred Stock will have the right to convert the number of preferred A shares into a number of common shares by the lesser of (a) the sum of the $25.00 liquidation preference per share of Series A Preferred Stock plus the amount of any accumulated and unpaid dividends divided by the closing price of the common stock on ten consecutive trading days preceding a delisting event, or (b) the share cap of $0.2817.
Series B Preferred Stock
On July 19, 2022, the Company entered into a Securities Purchase Agreement (the “Series B SPA”) with an accredited investor (the “Series B Investor”) pursuant to which the Company sold to the Series B Investor 62,500 shares of Series B Preferred Stock, for a purchase price of $5,000,000. The shares of Series B Preferred Stock are initially convertible, subject to certain conditions, into 46,211 shares of common stock, at a price per share of $135.25 per share, a 20% premium to the closing price of the common stock on July 18, 2022, subject to adjustment as set forth in the Certificate of Designations of Preferences, Rights and Limitations for the Series B Preferred Stock (“Series B Certificate of Designations”). On October 1, 2024, the Company agreed, as a condition of a waiver of the Series B Investor’s’ right of first refusal and participation rights in connection with the SEPA, to reduce the conversion price to $5.00 upon stockholder approval, which was obtained on November 15, 2024. The sale of common stock as a result of conversion of Series B Preferred Stock and exercise of 140,000 warrants that the Series B Investor held was subject to a 12-month lockup, followed by a 12 month leak out where the holder may not sell shares during the lockup period and may sell up to 1/12th of total conversion and warrant exercise shares per month during the leak out.
Effective on February 5, 2026, per the terms of the Series B Certificate of Designations and Lock-Up and Leak-Out Agreement, the conversion price was adjusted to $0.96, and therefore can result in a conversion of 6,510,416 shares of common stock. It is noted that the conversion of shares is in a leak out period of 12 months from February 6, 2026 to February 6, 2027 in which the holder may sell up to 1/12th of total conversion and warrant exercises during such leak out period. As of March 31, 2026, 5,310 Series B shares had been converted to 553,125 shares of common stock. Subsequent to March 31, 2026, the remaining 57,190 Series B shares had been converted to 5,957,291 shares of common stock through an acceleration agreement of the leak out period.

Common Stock
The Company has one class of common stock, par value $0.001 per share. Each share of the Company’s common stock is entitled to one vote on all matters submitted to stockholders. As of March 31, 2026 and December 31, 2025, there were 111,717,040 and 102,531,089 shares of common stock outstanding, respectively.

Dividends
Pursuant to the Certificate of Designations, Preferences and Rights of 9.0% Series A Cumulative Perpetual Preferred Stock of the Company, dividends, when, as and if declared by the Board (or a duly authorized committee of the Board), will be payable monthly in arrears on the final day of each month, beginning August 31, 2021. The Board of Directors had not declared any Series A Preferred Stock dividends beginning October 2022 through March 31, 2026, as such the Company has accumulated approximately $29.6 million of dividends in arrears on the Series A Preferred Stock through December 31, 2025, and an additional $2.8 million of dividends in arrears for the three months ended March 31, 2026, for a total of approximately $32.4 million.
The Company’s Series B Preferred Stock included a 10% accruing dividend compounded daily for 12 months from the original issue date of July 20, 2022, and annually thereafter, that may be paid in cash or stock at the Company’s option at the earlier of (i) the date the Series B Preferred Stock is converted, or (ii) the Series B Dividend Termination Date.
Effective October 1, 2024, the dividend payment obligation has been modified to be annual. The amendment resulted in annual dividend payments going forward. As a result of the amendment, the Company would be obligated to make annual dividend payments for the period starting from July 2023 as per the Series B Preferred Consent and Waiver, however, the board of directors has not yet declared any dividends for that period. As such, the Company has accumulated approximately $1.6 million dividends in arrears in relation to the Series B Preferred Stock through December 31, 2025 and an additional $180 thousand for the three months ended March 31, 2026, for a total of approximately $1.8 million. The dividends in arrears are included in the calculation of net loss per share as discussed below.
Standby Equity Purchase Agreement
On August 12, 2024, the Company entered into the SEPA with with YA II PN, LTD., a Cayman Islands exempt limited company (“YA”). Pursuant to the terms of the SEPA, the Company agreed to issue and sell to YA, from time to time, and YA agreed to purchase from the Company, up to $25 million of shares of the Company’s common stock (the “SEPA Shares”). On November 12, 2024, the Company filed a registration statement on Form S-1 (File No. 333-282559) with the SEC for the resale by YA of 3,000,000 SEPA Shares, which was declared effective by the SEC on February 5, 2025. During the year ended December 31, 2025, the Company has issued and sold 3.0 million shares of common stock to YA pursuant to the SEPA for aggregate net proceeds to the Company of approximately $6.2 million. No shares were issued or proceeds were received for the three months ended March 31, 2026.
On March 24, 2026, the Company entered into a Standby Equity Purchase Agreement (the “2026 SEPA”) with YA. In accordance with the terms of the 2026 SEPA, YA has agreed to purchase up to an aggregate of $250.0 million of shares of common stock (the “2026 SEPA Shares”) from time to time subject to the limits and the conditions of the 2026 SEPA. Pursuant to the 2026 SEPA, we issued to YA a commitment fee of $250 thousand through issuance of 335,976 shares of common stock (the “Commitment Shares”). The commitment fee will be recorded within Other financing expense on the condensed financial statements.

ATM Agreement
On April 29, 2025, the Company entered into the At the Market Offering Agreement ("ATM Agreement" or "ATM”) with H.C. Wainwright & Co., LLC ("Wainwright"), as sales agent, pursuant to which the Company may offer and sell, from time to time, through Wainwright, up to $87.65 million of shares of common stock. The Company will pay Wainwright a commission of 3.0% of the aggregate gross proceeds from each sale of shares and has agreed to provide Wainwright with customary indemnification and contribution rights. During the year ended December 31, 2025, the Company sold 23,591,162 shares of common stock pursuant to the ATM Agreement for net proceeds of $34.2 million after deducting sales agent commissions and legal fees. During the three months ended March 31, 2026, no shares were issued or proceeds received under the ATM Agreement.

On March 9, 2026, the Company filed a shelf registration statement on Form S-3 (File No. 333-294152) with the U.S. Securities and Exchange Commission (the “SEC”)which was declared effective by the SEC on March 30, 2026, and the accompanying base prospectus included therein, as supplemented by the prospectus supplement, dated April 1, 2026, filed with the SEC. Based on this prospectus, the Company may offer and sell shares of the Company’s common stock having an aggregate offering price up to $500 million from time to time through Wainwright. Subsequent to March 31, 2026 and through the date of the issuance of these condensed financial statements, the Company has issued 36,820,572 shares of common stock pursuant to the ATM Agreement for net proceeds of approximately $52.2 million.

Reservation of Shares
The Company had reserved common shares for future issuance as follows as of March 31, 2026:

Stock options outstanding	2,565
Restricted stock units outstanding	2,465,230
Warrants outstanding	22,449,840
Series B Preferred Stock outstanding	5,957,291
Number of common shares reserved	30,874,926
As noted above in relation to the Series B Preferred Stock, as of March 31, 2026, the Series B Preferred Stock can be converted to 6,510,416 shares of the Company’s common stock at approximately $0.96 per share. As of March 31, 2026, 553,125 shares of the Company's common stock were converted leaving an outstanding balance of 5,957,291. Subsequent to March 31, 2026, through the date of these condensed financial statements, the remaining Series B Preferred Stock had been converted to common stock.

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

The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted per share computations for operations for the three months ended March 31, 2026 and March 31, 2025:

(Dollars in thousands, except shares)	Three Months Ended March 31,
	2026	2025

Numerator:
Net loss	$(17,902)	$(7,354)
(Less) Net income (loss) attributable to non-controlling interest	(436)	202
Net loss attributable to Soluna Holdings, Inc.	(17,466)	(7,556)
Less: Preferred dividends or deemed dividends	-	-
Less: Cumulative Preferred Dividends in arrears	(2,950)	(2,952)
Balance	$(20,416)	$(10,508)
Denominator:
Basic and Diluted EPS:
Common shares outstanding, beginning of period, including penny warrants and excluding restricted stock awards not vested	83,988,996	8,106,814
Weighted average common shares issued during the period including penny warrants issued and outstanding and excluding restricted stock awards not vested as of quarter-end	112,324	612,537
Denominator for basic and diluted earnings per common shares — weighted average common shares	84,101,320	8,719,351
Basic and diluted loss per share	$(0.24)	$(1.21)
The Company notes as continuing operations was in a Net loss for the three months ended March 31, 2026 and 2025, as such basic and diluted EPS is the same balance as continuing operations acts as the control amount in which would cause antidilution. Not included in the computation of earnings per share, assuming dilution, for the three months ended March 31, 2026, were options to purchase 2,565 shares of the Company’s common stock, 2,465,230 nonvested restricted stock units, 26,968,251 nonvested restricted stock awards, and 22,309,840 outstanding warrants not exercised which excludes penny warrants that can be potentially exercised. These potentially dilutive items were excluded because the calculation of incremental shares resulted in an anti-dilutive effect.
Not included in the computation of earnings per share, assuming dilution, for the three months ended March 31, 2025, were options to purchase 2,645 shares of the Company’s common stock, 206,880 nonvested restricted stock units, 3,220,632 nonvested restricted stock awards, and 2,407,134 outstanding warrants not exercised which excludes penny warrants that can be potentially exercised. These potentially dilutive items were excluded because the calculation of incremental shares resulted in an anti-dilutive effect.
10. Commitments and Contingencies
Commitments:
Leases
The Company determines whether an arrangement is a lease at inception. The Company has operating and financing leases for certain land, office facilities and certain equipment. The leases have remaining lease terms of approximately two years to twenty-two years. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Lease expense for these leases is recognized on a straight-line basis over the lease term. For the three months ended March 31, 2026 and March 31, 2025, total lease costs are comprised of the following:

(Dollars in thousands)	Three Months Ended March 31,
	2026	2025

Operating lease cost	$21	$18

Finance lease costs
Amortization of right of use assets	21	—
Interest on lease liabilities	28	—
Total finance lease costs	49	—

Total net lease cost	$70	$18
Short-term leases are leases having a term of twelve months or less. The Company recognizes short-term leases on a straight-line basis and does not record a related asset or liability for such leases.
Other information related to leases was as follows:

Three Months Ended March 31, 2026

Weighted Average Remaining Lease Term (in years):
Operating leases	4.83
Financing leases	21.08

Weighted Average Discount Rate:
Operating leases	9.63%
Financing leases	11.35%

(Dollars in thousands)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025

Supplemental Cash Flows Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$21	$21
Financing cash flows from financing leases	$56	$—

Non-Cash Activity Right-of-use assets obtained or adjusted in exchange for lease obligations:
Operating leases	$—	$—
Financing leases	$(430)	$—

Maturities of noncancellable operating and financing lease liabilities are as follows for the quarter ending March 31:

(Dollars in thousands)
	2026	2026	2026
	Operating leases	Financing leases	Total
2026 (remainder of year)	$62	$169	$231
2027	82	225	307
2028	29	225	254
2029	29	225	254
2030	29	225	254
Thereafter	59	3,656	3,715
Total lease payments	290	4,725	5,015
Less: imputed interest	(46)	(2,928)	(2,974)
Total lease obligations	244	1,797	2,041
Less: current obligations	(62)	(22)	(84)
Long-term lease obligations	$182	$1,775	$1,957
As of March 31, 2026, there were no additional operating or financing lease commitments that had not yet commenced.
Project Kati Commitments:
As of March 31, 2026, the Company was contractually committed for approximately $8.2 million of capital expenditures, primarily related to infrastructure builds, equipment procurement, and labor associated with the Company’s Project Kati datacenters. These capital expenditures are expected to occur over the current year.
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
11. Related Party Transactions
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
Due to conditions being met within the Merger Agreement in relation to energization and retention of employees, the Company has advised SCI US Holdings LLC, a Delaware limited liability company, who is the sole Effective Time Holder (as defined in the Merger Agreement) of the right to receive the Merger Shares and that 19,800 Merger Shares were issued on May 26, 2023, 39,600 Merger Shares were issued on October 10, 2023, and 17,820 Merger Shares were issued on October 8, 2025. On February 6, 2026, the Company issued an additional 10,692 Merger Shares, due to the 18 MW of energization being met. SCI US Holdings LLC has consented to the issuance of such Merger Shares as required under the Merger Agreement and has directed the Company to issue such Merger Shares to its affiliate, HEL. Following the issuance of the 87,912 Merger Shares, a total of 30,888 Merger Shares remains available for possible issuance through October 29, 2026 pursuant to the terms of the Merger Agreement as of March 31, 2026.

Four of the Company’s directors have various affiliations with HEL. The Company notes that the only transaction with HEL for the year ended December 31, 2025 and three months ended March 31, 2026 was in relation to the issuance of Mergers Shares noted above.

The Company owned approximately 1.79% of HEL, calculated on a converted fully diluted basis, as of March 31, 2026 and December 31, 2025. The Company’s equity investment of HEL was fully impaired in fiscal year 2024, as such the equity investment is valued at $0 for both March 31, 2026 and December 31, 2025. The Company may enter into additional transactions with HEL in the future.
12. Stock Based Compensation
The Company currently issues awards under the Soluna Holdings, Inc. Third Amended and Restated 2021 Stock Incentive Plan, as amended (the “2021 Plan”), and the Soluna Holdings, Inc. Amended and Restated 2023 Stock Incentive Plan, as amended (the “2023 Plan”). There were no amendments to the 2021 Plan or the 2023 Plan during the three months ended March 31, 2026. For further details regarding our stock-based compensation plans and the methods and assumptions used in the determination of the fair value of stock-based awards, refer to our Annual Report on Form 10-K filed with the SEC on March 30, 2026.
During the three months ended March 31, 2026, the Company did not grant any awards under the 2021 Plan.
During the three months ended March 31, 2026, the Company awarded the following under the 2023 Plan:

Award Type	Number of Awards	Fair Value/Closing Market Price at Grant

Restricted Stock Awards – Common Stock	1,373,000	$1.17
Restricted Stock Units – Common Stock	50,000	$1.17
Restricted Stock Units – Common Stock	485,000	$0.87
Restricted Stock Units – Common Stock	1,281,250	$0.75
Restricted Stock Units – Common Stock	140,000	$0.71
	3,329,250

1,373,000 of the restricted stock awards vest 33% on December 1, 2026, 33% on December 1, 2027, and 34% on December 1, 2028. 50,000 of the restricted stock units vest 25% on April 1, 2026 and the remaining 75% in equal quarterly installments over the next 24 months with the first quarterly vesting on June 20, 2026. 485,000 of the restricted stock units vest 33% on January 1, 2027, 33% on January 1, 2028, and 34% on January 1, 2029. 1,281,250 of the restricted stock units vest 33% on March 9, 2027, 33% on March 9, 2028, and 34% on March 9, 2029. 140,000 of the restricted stock units vest 33% on March 24, 2027, 33% on March 24, 2028, and 34% on March 24, 2029.
During the three months ended March 31, 2025, there were no awards granted under the 2021 Plan and 2023 Plan.
13. Effect of Recent Accounting Updates
Accounting Updates Effective for fiscal year 2026
Changes to U.S. GAAP are established by the Financial Accounting Standards Board (the “FASB”) in the form of accounting standard updates (“ASUs”) to the FASB’s Accounting Standards Codification (“ASC”). The Company considered the applicability and impact of all ASUs. ASUs not mentioned below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.
Debt with Conversion and Other Options

In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2024-04, Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. ASU 2024-04 clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion to improve relevance and consistency. The new standard is effective for the Company for its annual periods beginning after December 15, 2025 and interim periods within those annual reporting periods, with early adoption permitted. The Company notes that the adoption of this guidance did not have an impact on its condensed financial statements, and the Company will review any new debt agreements with conversion options.

Measurement of Credit Losses for Accounts Receivable and Contract Assets

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments provide a practical expedient and, if applicable, an accounting policy election to simplify the measurement of credit losses for certain receivables and contract assets. The amendments are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in any interim or annual period in which financial statements have not yet been issued or made available for issuance. The Company has adopted this amendment and did not have impact on its financial position, results of operations, or cash flows.
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
Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity
In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. The amendments provide guidance on identifying the accounting acquirer in transactions involving a variable interest entity. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual periods. Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of this amendment and does not expect that the adoption of this guidance will have a material impact on its financial position, results of operations, or cash flows.
14. Variable Interest Entities
On January 26, 2022, DVSL was created in order to construct, own, operate and maintain data centers in order to support the mining of cryptocurrency assets, batch processing and other non-crypto related activities (collectively, the “Project”). On May 3, 2022, the Company entered into a Bilateral Master Contribution Agreement (the “Bilateral Contribution Agreement”) with Spring Lane Capital, pursuant to which Spring Lane agreed, pursuant to the terms and conditions of such agreement, to make one or more capital contributions to, and in exchange for equity in, the Company or one of its subsidiaries up to an aggregate amount of $45 million, as amended in the third quarter of fiscal year 2024 to fund certain projects to develop green data centers co-located with renewable energy assets (the “Spring Lane Commitment”).
On August 5, 2022, the Company entered into a Contribution Agreement (the “Dorothy Contribution Agreement”) with Spring Lane, Soluna DV Devco, LLC (“Devco”), an indirect wholly owned subsidiary of the Company, and DVSL an entity formed in order to further the Company’s development for Project Dorothy, (each, a “Party” and, together, the “Parties”). Pursuant to the Dorothy Contribution Agreement, the Company committed to a capital contribution of up to approximately $26.3 million to DVSL (the “Company Commitment”), and on August 5, 2022, the Company was deemed to have contributed approximately $8.1 million, through payment of capital expenditures and development costs made on behalf of DVSL by the Company prior to August 5, 2022. Further under the Agreement, Spring Lane committed to a capital contribution of up to $12.5 million to DVSL (the “Spring Lane Dorothy Commitment”). Under the Dorothy Contribution Agreement, the Company and Spring Lane have committed to make subsequent contributions, up to their respective Company Commitment and Spring Lane Dorothy Commitment amounts, on a pro rata basis, upon receipt of a contribution request from DVSL, as set forth in the Dorothy Contribution Agreement and subject to the satisfaction of certain conditions described therein. The proceeds of any subsequent commitments will be applied to pay project costs in accordance with the project budget.
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
On March 10, 2023, the Company along with Devco, and DVSL, a Delaware limited liability company (the “Project Company”) entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) with Soluna SLC Fund I Projects Holdco, LLC, a Delaware limited liability company (“Spring Lane”) that is wholly owned indirectly by Spring Lane Management LLC. The Project Company was constructing a data center with a peak demand of 25 MW (the “Dorothy Phase 1A Facility”).
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
As of January 1, 2023, there were no changes in the Limited Liability Agreement of DVSL other than those related to incorporating the new investment and the purpose and design of DVSL has not changed. The Company evaluated this legal entity under ASC 810, Consolidations and determined that this entity is a VIE, as the equity holders as a group do not have the characteristics of a controlling financial interest. Even though SLC has a significant portion of the Class B membership, the Company holds all the Class A membership, which gives them the ability to control the significant decisions made in the ordinary course of business. The Company has the right to receive benefits that could potentially be significant to the VIE through its Class A membership interest, as it is eligible to receive 50.0% of distributions upon SLC obtaining a specified internal rate of return. The non-controlling shareholders do not hold substantive participating rights, voting rights or liquidation rights. Effective January 1, 2023, the Company’s ownership in DVSL was reduced from 67.8% to 14.6%; see above for details.
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
On April 15, 2026, SDI purchased SLC's 85.4% Class B membership interests of DVSL JVCo, and as of such date the Company held 100% of the membership interests of DVSL JVCo. See Note 16 for further details.

The carrying amount of the assets and liabilities was as follows for DVSL JVCo:

(Dollars in thousands)	March 31, 2026	December 31, 2025

Current assets:
Cash and restricted cash	$4,232	$3,305
Accounts receivable, net	966	805
Other receivable, related party	1,549	1,661
Prepaid expenses and other current assets	84	85
Total current assets	6,831	5,856

Other assets, related party	2,091	2,091
Operating lease right-of-use assets	38	39
Deposits on equipment	-	-
Property, plant and equipment, net	11,750	12,035
Total assets	$20,710	$20,021

Current liabilities:
Due to intercompany	$190	$152
Accrued liabilities	710	909
Income tax payable	29	26
Current portion of debt	1,192	1,139
Customer deposits	840	789
Operating lease liability	4	4
Total current liabilities	2,965	3,019

Operating lease liability	33	34
Long term debt	2,823	2,920
Customer deposits- long term	848	320
Other liabilities, related party	699	699
Total liabilities	$7,368	$6,992
On May 9, 2023, the Company’s indirect subsidiary DVCC completed a strategic partnership and financing with a special purpose vehicle, Navitas West Texas Investments SPV, LLC, (“Navitas”) organized by Navitas Global, to complete the second phase of the Dorothy Project (“Dorothy 1B”). Under a Contribution Agreement among the parties, the Company owned a substantially complete 25MW data center under construction, in which the Company had contributed capital expenditures for the data center. Soluna and Navitas amended and restated the Initial LLCA (the “Existing LLCA”) to reflect Navitas’ contribution of $4.5 million and its receipt of 4,500 Membership Interests, constituting 26.5% of the outstanding Membership Interests of DVCC. On June 2, 2023, Soluna and Navitas amended and restated the Existing LLCA to (a) reflect (i) Navitas’s additional capital contribution of approximately $7.6 million and receipt of an additional 7,597 Membership Interests, for a total of 12,097 Membership Interests and 49% ownership of DVCC, and (ii) Soluna’s additional capital contribution of $1.34 million and receipt of an additional 1,340 Membership Interests, for a total of 12,590 Membership Interests and 51% ownership of DVCC, and (b) describe the respective rights and obligations of the Members and the management of DVCC. As of March 31, 2026, Navitas owns 49% and Soluna owns 51% of DVCC.
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
Accordingly, the accounts of DVCC are consolidated in the accompanying financial statements.
The carrying amount of the VIE’s assets and liabilities was as follows for DVCC:

(Dollars in thousands)	March 31, 2026	December 31, 2025

Current assets:
Cash and restricted cash	$1,365	$1,122
Accounts receivable	34	27
Prepaid expenses and other current assets	89	91
Other receivable, related party	437	584
Total current assets	1,925	1,824

Other assets, related party	2,091	2,091
Operating lease right-of-use assets	38	39
Property, plant and equipment, net	13,727	14,795
Total assets	$17,781	$18,749

Current liabilities:
Due to intercompany	$1,643	$1,583
Accounts payable	9	—
Accrued liabilities	706	833
Operating lease liability	4	4
Customer deposits	91	—
Income tax payable	—	6
Total current liabilities	2,453	2,426

Operating lease liability	33	34
Total liabilities	$2,486	$2,460
On July 22, 2024 (the “Effective Date”), SHI closed financing for the Dorothy 2 project. This project involves Soluna Digital, Inc. (the “Developer”) and Soluna DVSL II ComputeCo, LLC (“DVSL II”), a special purpose vehicle initially owned solely by the Developer. They are collaborating on the development, design, procurement, and construction of a 48 MW data center (the “Project Dorothy 2”) in Silverton, Texas. This facility is owned by DVSL II and operated by Soluna US Services, LLC, and may engage in cryptocurrency, batch processing, and other non-crypto related activities. It is adjacent to two other company data center projects at the same site.

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
On April 4, 2025, the Company transferred its Class B Membership to SLC, resulting in 0% Class B Membership Interests held by the Company. SDI still retains 100% Class A Membership Interests in DVSL II as of March 31, 2026. Based on evaluation, the Company would be able to consolidate this entity.
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

The carrying amount of the assets and liabilities was as follows for DVSL II JVCo:

(Dollars in thousands)	March 31, 2026	December 31, 2025

Current assets:
Cash and restricted cash	$3,876	$7,969
Accounts receivable, trade	6,613	3,054
Accounts receivable, intercompany	2,820	175
Prepaid expenses and other current assets	56	77
Other receivable, related party	790	2,580
Total current assets	14,155	13,855

Other assets, related party	4,036	4,036
Operating lease right-of-use assets	72	74
Property, plant and equipment, net	23,797	24,296
Total assets	$42,060	$42,261

Current liabilities:
Accounts payable, trade	$—	$8
Accounts payable, related party	771	627
Accrued liabilities	6,390	5,160
Income tax payable	14	13
Current portion of debt	2,431	2,574
Other current liabilities	—	91
Operating lease liability	8	8
Total current liabilities	9,614	8,481

Other liabilities	2,281	2,071
Other liabilities-related party	854	854
Long-term debt	7,320	7,293
Operating lease liability	64	66
Total liabilities	$20,133	$18,765
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
Currently, Project Kati 1 is financed by Soluna2 Kati Project Holdco LLC, an investment vehicle of SLC with a capital contribution cap of up to $48.98 million. In exchange for contributions to KKSL JVCo, SDI was issued 100% of Class A Membership Units and SLC was initially issued 100% of the Class B Membership Interests in KKSL JVCo, respectively, and were admitted as Class B members of KKSL JVCo. Further, SDI and SLC entered into a Developer Investment Side Letter in which allows SDI to invest into KKSL JVCo up to 49% of ownership in the Class B Membership Interests for a period of six months after August 1, 2025. SDI has contributed to KKSL JVCo, and as of March 31, 2026, SDI holds 100% of the Class A membership interests and 13% of the Class B membership interest in Project Kati 1, while SLC holds the remaining 87% of the Class B membership interests.
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
The carrying amount of the assets and liabilities was as follows for KKSL JVCo:

(Dollars in thousands)	March 31, 2026	December 31, 2025

Current assets:
Cash and restricted cash	$2,407	$1,621
Accounts receivable	274	—
Due from intercompany	922	725
Loan commitment assets	3,018	3,018
Prepaid expenses and other current assets	459	393
Total current assets	7,080	5,757

Other assets, related party	3,300	3,300
Finance lease right-of-use assets	1,795	2,246
Property, plant and equipment, net	22,832	15,918
Deposits on equipment	2,833	1,377
Total assets	$37,840	$28,598

Current liabilities:
Accounts payable, trade	$1,593	$2,236
Accounts payable, related party	2,935	2,590
Accrued liabilities	2,394	2,152
Finance lease liability	22	20
Total current liabilities	6,944	6,998

Other liabilities- related party	1,373	1,373
Finance lease liability	1,775	2,236
Total liabilities	$10,092	$10,607
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
In the adoption of ASU 2023-07, the most significant provision was for the Company to disclose significant segment expenses (i.e.: costs of revenue) that are regularly provided to the CODM. Utility costs, wages and benefit related costs, facility and equipment costs, and depreciation costs at the site level were determined to be significant segment expenses. The CODM only reviews general and administrative expenses by site level as a whole, and not by significant expenses. No operating segments have been aggregated to form the reportable segments. The Company does not allocate all assets to the reporting segments as these are managed on an entity-wide basis. Therefore, the Company does not separately disclose the total assets of its reportable operating segments.
The Cryptocurrency Mining segment generates revenue from the cryptocurrency the Company earns through its Bitcoin mining activities, which is currently generated from Project Dorothy, and previously from Project Sophie and Marie. The Data Center Hosting segment generated revenue from hosting services provided to third-party Bitcoin mining customers at the Company’s data centers, which were previously at Project Marie and are currently from Project Sophie and Project Dorothy. The High-Performance Computing Services segment may generate revenue from either the sale or lease of HPC assets (such as Project Ada which leased GPUs), or from HPC/AI data centers to be leased to third-party HPC/AI customers. This segment began generating revenue in December 2024, as Project Ada worked to build its customer base. With the termination of the HPE Agreement, revenue was minimal for the three months ended March 31, 2025, and no revenue was generated for the three months ended March 31, 2026.
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

The following table details revenue, cost of revenues, and other operating costs for the Company’s reportable segments for three months ended March 31, 2026 and 2025, and reconciles to net loss on the consolidated statements of operations:
For the three months ended March 31, 2026

	Cryptocurrency Mining	Data Center Hosting	High- Performance Computing Services	Total
Segment Revenue: Revenue from external customers	$2,169	$6,688	$—	$8,857
Reconciliation of revenue
Demand response service revenue (a)				537
Total consolidated revenue				9,394
Less: Segment cost of revenue
Utility costs	1,132	1,792	—	2,924
Wages, benefits, and employee related costs	243	962	—	1,205
Facilities and Equipment costs	228	674	—	902
Cost of revenue- depreciation	1,011	1,191	—	2,202
Other cost of revenue*	119	508	—	627
Total segment cost of revenue	2,733	5,127	—	7,860
General and administrative expenses	44	462		506
Segment operating (loss) income	$(608)	$1,099	$—	$491
For the three months ended March 31, 2025

	Cryptocurrency Mining	Data Center Hosting	High- Performance Computing Services	Total
Segment Revenue: Revenue from external customers	$2,999	2,402	$28	$5,429
Reconciliation of revenue
Demand response service revenue (a)				507
				5,936
Less: Segment cost of revenue
Utility costs	1,412	389	—	1,801
Wages, benefits, and employee related costs	219	470	7	696
Facilities and Equipment costs	207	365	—	572
Cost of revenue- depreciation	1,074	401	—	1,475
Other cost of revenue*	140	144	—	284
Total segment cost of revenue	3,052	1,769	7	4,828
General and administrative expenses	14	90	159	263
Segment operating (loss) income	$(67)	$543	$(138)	$338
(a)Demand response service revenue is included as a reconciling item of total revenue and not included as part of segment gross profit or loss.
*Other cost of revenue includes insurance, outside service costs and margins, and general costs.

The following table presents the reconciliation of segment operating income to net loss before taxes:

	For the three months ended March 31,
	2026	2025
Segment operating income (loss)	$491	$338

Reconciling Items:
Elimination of intercompany costs	381	65
Other revenue (a)	537	507
General and administrative, exclusive of depreciation and amortization (b)	(15,634)	(5,683)
General and administrative, depreciation and amortization	(2,401)	(2,404)
Interest expense	(1,481)	(838)
Gain on debt extinguishment and revaluation, net	—	551
Other financing expense	(564)	(201)
Gain on sale of fixed assets	32	—
Fair value adjustment loss	—	(118)
Other income, net	113	4
Net loss before taxes	$(18,526)	$(7,779)
(a)Demand response service revenue is included as a reconciling item of total revenue and not included as part of segment gross profit or loss.
(b)The reconciling general and administrative expense, exclusive of depreciation and amortization represent corporate and unallocated general and administrative expenses for the three months ended March 31, 2026 and 2025.
Concentrations
During the three months ended March 31, 2026 and March 31, 2025, aside from the Bitcoin Mining revenue generated as a result of the Company’s participation in a mining pool and the Company’s participation in the demand response program, three customers each contributed more than 10% of the Company’s total consolidated revenue constituting approximately 53% for the three months ended March 31, 2026 and three customers contributed more than 10% of the Company’s total consolidated revenue constituting approximately 33% of the Company’s total consolidated revenue for the three months ended March 31, 2025.
For the three months ended March 31, 2026 and 2025, all of the Company’s cryptocurrency mining revenue was generated from Project Dorothy 1B (data center located in Silverton, Texas).
For the three months ended March 31, 2026 and March 31, 2025, approximately 31% and 57% of the Company’s data center hosting revenue was generated from Project Dorothy 1A, 19% and 43% from Project Sophie, 47% and 0% from Project Dorothy 2, and 3% and 0% from Project Kati 1 respectively.
16. Subsequent Events
Briscoe Wind Farm Acquisition
On April 1, 2026, Soluna DV Wind SponsorCo, LLC (the “Tranche C Borrower”), a wholly owned indirect subsidiary of the Company, entered into a Membership Interest Purchase Agreement (the “MIPA”) with Briscoe Wind Project Holdings I, LLC, JPM Capital Corporation, and Morgan Stanley Wind LLC (collectively, the “Sellers”), pursuant to which the Tranche C Borrower acquired one hundred percent (100%) of the issued and outstanding equity interests in Briscoe Wind Farm, LLC, a Delaware limited liability company (the “Briscoe Project Company”), from the Sellers. The Briscoe Project Company owns an approximately 150 MW nameplate capacity wind generation project located in Briscoe and Floyd counties, Texas (the “Briscoe Project”). The closing of the acquisition (the “Briscoe Project Acquisition”) occurred simultaneously with the execution of the MIPA on April 1, 2026.
The aggregate closing payment under the MIPA was approximately $53 million. In connection with the closing, the Sellers’ existing credit facility and subordinated notes encumbering the Briscoe Project Company were repaid in full and all related liens were released. The MIPA contains customary representations and warranties of the Sellers regarding the Sellers and the Briscoe Project Company, and the Tranche C Borrower obtained a buyer-side representations and warranties insurance policy in connection with the transaction.
Credit and Guaranty Agreement and Consent and Amendment No. 1
As previously disclosed in Note 8, on September 12, 2025, the Company caused its subsidiaries Soluna DVSL ComputeCo, LLC (“Dorothy 1A Borrower”), Soluna DVSL II ComputeCo, LLC (“Dorothy 2 Borrower”), and Soluna KK I ComputeCo, LLC (collectively with Dorothy 1A Borrower and Dorothy 2 Borrower, the “Existing Borrowers”) to enter into a Credit and Guaranty Agreement (the “Credit Agreement”) with Generate Lending, LLC, as administrative agent and collateral agent (the “Agent”), and Generate Strategic Credit Master Fund I-A, L.P. (the “Lender”). The Credit Agreement provides for senior secured term loan commitments in an aggregate principal amount of up to $35.5 million, comprised of (i) Tranche A-1 ($5.5 million), (ii) Tranche A-3 ($11.5 million), and (iii) Tranche B ($18.5 million). In addition, the Credit Agreement permits the Existing Borrowers to request one or more Additional Tranche Loan Commitments (as defined in the Credit Agreement), in the aggregate amount of up to $64.5 million, subject to the approval of the Lender and the Agent, for project-level financing of eligible projects.
On April 1, 2026, in connection with the Briscoe Project Acquisition, the Company caused the Existing Borrowers and the Tranche C Borrower (collectively, the “Borrowers”) to enter into Consent and Amendment No. 1 to the Credit Agreement and Amendment No. 1 to the Pledge Agreement (the “Amendment”, and the Credit Agreement, as amended by the Amendment, the “Amended Credit Agreement”) with the Agent and the Lender. The Amendment became effective on April 1, 2026 (the “First Amendment Effective Date”).
Under the Amended Credit Agreement: (i) Tranche A-1 and Tranche A-3 loan commitments finance the Dorothy 1A Project and the Dorothy 2 Project, respectively; and (ii) Tranche B loan commitments finance the development and construction of the Kati Project.
Among other changes, the Amendment: (i) adds the Tranche C Borrower as a new borrower and guarantor; (ii) establishes Tranche C loan commitments of $12.5 million to finance the Briscoe Project Acquisition and adjusts the Tranche B loan commitments to be changed from $18.5 million to $6.0 million ; (iii) adds the Briscoe Project Company as a guarantor following the acquisition; and (iv) includes the Briscoe Project as a new project under the Amended Credit Agreement.
The Tranche C loans bear interest at a variable rate based on either ABR or Term SOFR, with margins of 8.0% per annum for SOFR loans and 7.0% per annum for ABR loans. They are also subject to scheduled amortization and mandatory cash sweep prepayments. In connection with the Amendment, the Company issued warrants to purchase shares of common stock to Generate Strategic Credit Master Fund I-B, L.P on the First Amendment Effective Date.
The Amended Credit Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default for financings of this type. Events of default under the Amended Credit Agreement include, among other things, non-payment of principal, interest or fees, inaccuracy of representations and warranties, breach of covenants, cross-default to certain material indebtedness, bankruptcy and insolvency, loss of regulatory status with respect to the Briscoe Project, and change of control. Upon the occurrence and during the continuance of an event of default, the lenders may declare all outstanding principal and accrued but unpaid interest under the Amended Credit Agreement immediately due and payable and may exercise the other rights and remedies provided under the Amended Credit Agreement and related loan documents. Negative covenants in the Amended Credit Agreement include, among other things, restrictions on the Borrowers and guarantors with respect to incurring additional indebtedness, creating liens on assets, selling assets or making fundamental changes, making restricted payments, entering into affiliate transactions, and using loan proceeds for unauthorized purposes. The Amended Credit Agreement also restricts investments, capital expenditures, and speculative transactions, and requires that all deposit and securities accounts be subject to control agreements. Financial covenants require (i) a minimum trailing Debt Service Coverage Ratio of 1.60: 1.00 (which, solely with respect to the Briscoe Project and the Tranche C Borrower, does not apply until the first quarterly date occurring after June 30, 2026) and (ii) a minimum Forward Contracted Debt Service Coverage Ratio of 1.20: 1.00 (which does not apply with respect to the Tranche A loans or Tranche B loans for the quarterly date of March 31, 2026 and does not apply to the Briscoe Project), in each case as further described in the Amended Credit Agreement. The facility also includes customary mandatory prepayment provisions, including cash sweep prepayments applicable to each tranche.
Private Placement
Pursuant to the Amended Credit Agreement, the Company issued to Generate Strategic Credit Master Fund I-B, L.P., an affiliate of the Lender and the Agent (the “Holder”), in a private placement (the “Private Placement”): (i) a pre-funded warrant (the “Pre-Funded Warrant”) to purchase up to 700,000 shares of common stock of the Company, par value $0.001 per share (the “Common Stock”); (ii) a common warrant to purchase up to 1,350,000 shares of Common Stock (the “Common Warrant 1”); and (iii) a common warrant to purchase up to 650,000 shares of Common Stock (the “Common Warrant 2” and, together with the Common Warrant 1, the “Common Warrants” and, collectively, the “Warrants”).
The Warrants issued to the Holder in the Private Placement were issued and sold without registration under the Securities Act of 1933, as amended (the “Securities Act”), or state securities laws in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act promulgated thereunder and in reliance on similar exemptions under applicable state laws.
Pre-Funded Warrant
The Pre-Funded Warrant is exercisable immediately and expires on the five-year anniversary of the date of issuance. The Pre-Funded Warrant is exercisable at an exercise price of $0.001 per share of Common Stock. The Pre-Funded Warrant is exercisable in whole or in part by delivering to the Company a duly executed exercise notice and by payment in full in immediately available funds for the number of shares of Common Stock purchased upon such exercise or, at the option of each holder, by means of a cashless exercise, in which case the holder would receive upon such exercise the net number of shares of Common Stock determined according to the formula set forth in the Pre-Funded Warrant.
The Holder does not have the right to exercise any portion of the Pre-Funded Warrant if the Holder, together with its affiliates, would beneficially own in excess of 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to such exercise. The Holder may increase or decrease the beneficial ownership limitation up to 9.99%, provided, however, that any increase in the beneficial ownership limitation shall not be effective until 61 days following notice of such change to the Company.
Common Warrants
The Common Warrant 1 and Common Warrant 2 are identical except with regard to their exercise price. The Common Warrant 1 has an exercise price of $0.68 per share of Common Stock and the Common Warrant 2 has an exercise price of $0.75 per share of Common Stock.
The Common Warrants are exercisable upon issuance and expire on the five-year anniversary of their date of issuance. The Common Warrants are exercisable, at the option of the Holder, in whole or in part by delivering to the Company a duly executed exercise notice and, at any time a registration statement registering the resale or other disposition of the shares of Common Stock underlying the Common Warrants under the Securities Act is effective and available for such shares, or an exemption from registration under the Securities Act is available for such shares, by payment in full in immediately available funds for the number of shares of Common Stock purchased upon such exercise. If at the time of exercise more than six months after the issuance date there is no effective registration statement registering, or the prospectus contained therein is not available for the resale or other disposition of the shares of Common Stock underlying the Common Warrants, then the Common Warrants may also be exercised, in whole or in part, at such time by means of a cashless exercise, in which case the holder would receive upon such exercise the net number of shares of Common Stock determined according to the formula set forth in the Common Warrants.
The Holder does not have the right to exercise any portion of the Common Warrants if the Holder, together with its affiliates, would beneficially own in excess of 9.99% of the number of shares of our Common Stock outstanding immediately after giving effect to such exercise. The Holder may increase or decrease the beneficial ownership limitation up to 9.99%, provided, however, that any increase in the beneficial ownership limitation shall not be effective until 61 days following notice of such change to the Company.

Membership Interests Purchase Agreement
On April 15, 2026, Soluna Digital Inc. (the “Purchaser”), a wholly owned subsidiary of Soluna Holdings, Inc. (the “Company”), entered into a Membership Interests Purchase Agreement (the “MIPA”), with Soluna SLC Fund I Projects Holdco LLC (the “Seller”) and Soluna DVSL JVCo, LLC, a Delaware limited liability company (the “Dorothy 1A Project Company”), pursuant to which the Purchaser acquired 85.4% of the issued and outstanding Class B Membership Interests in the Dorothy 1A Project Company from the Seller. The Dorothy 1A Project Company owns a wind-powered data center campus in Silverton, Texas focused on bitcoin hosting. The MIPA contains customary representations and warranties of the Seller and the Purchaser.
The closing of the acquisition (the “Closing”) occurred simultaneously with the execution of the MIPA on April 15, 2026. At the Closing, the Purchaser paid $6.0 million to the Seller and an additional $10.5 million payment is due to the Seller no later than July 1, 2026. Upon the Closing, the Purchaser owns 100% of the issued and outstanding membership interests of the Dorothy 1A Project Company.
Securities Purchase Agreement and Promissory Note
In connection with the MIPA, on April 15, 2026, the Company entered into a Securities Purchase Agreement (the “SPA”) with YA II PN, LTD. (the “Lender”), pursuant to which the Company issued to the Lender a Promissory Note (the “Note”) payable to the Lender, providing for an unsecured loan in the aggregate principal amount of up to $12.0 million (the “Principal Amount”). The outstanding Principal Amount will mature on May 15, 2027 (the “Maturity Date”) and bears interest at a rate per annum of 5%, based on a 365-day year, which interest rate shall increase to a rate per annum of 18% upon the occurrence of an Event of Default (as defined in the Note) for so long as such event remains uncured. Under the Note, the Company is required to make monthly payments (“Amortization Payments”) of $1.2 million per month, beginning sixty (60) days after closing until the Note is repaid in full. Each Amortization Payment shall include a 5% premium of the principal amount of such payment.
The Company may, upon at least one Business Day’s prior written notice to the Lender, prepay the outstanding Principal Amount and an additional 5% of such Principal Amount (solely in respect of a redemption in full), and any accrued and unpaid interest, at any time prior to the Maturity Date. If the Company consummates a financing transaction, or series of financing transactions within a thirty (30) day period, with aggregate gross proceeds in excess of $20.0 million (excluding any (i) transaction with the Lender or its affiliates, (ii) sales under the At the Market Offering Agreement entered into between the Company and H.C. Wainwright & Co., LLC on April 29, 2025, (iii) issuance under the Standby Equity Purchase Agreement entered into between the Company and the Lender on August 12, 2024 or the Standby Equity Purchase Agreement entered into between the Company and the Lender on March 24, 2026, or (iv) exercises of options, warrants, or convertible securities outstanding as of April 15, 2026), then, unless waived by the Lender, the Company shall be required to redeem the Note in an amount equal to (a) 20% of the outstanding Principal Amount and (b) all accrued and unpaid interest on the Note.
The Note includes customary representations, warranties and covenants and sets forth certain events of default after which the outstanding Principal Amount may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company after which the outstanding Principal Amount becomes automatically due and payable.
Guaranty
Pursuant to the SPA, Soluna Wind Holding, Inc., a wholly owned subsidiary of the Company (the “Guarantor”), entered into a Guaranty, dated April 15, 2026 (the “Guaranty”). Pursuant to the terms of the Guaranty, the Guarantor agreed to guarantee the complete performance and fulfillment of the Company’s obligations under the SPA and the Note.
Private Placement
Pursuant to the SPA, the Company issued to the Lender in a private placement (the “Private Placement”) a common warrant (the “Warrant”) to purchase up to 2,400,000 shares of common stock of the Company, par value $0.001 per share (the “Common Stock”).

The Warrant issued to the Lender in the Private Placement was issued and sold without registration under the Securities Act of 1933, as amended (the “Securities Act”), or state securities laws in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act promulgated thereunder and in reliance on similar exemptions under applicable state laws.
The Warrant has an exercise price of $1.06 per share of Common Stock, is exercisable upon issuance and expires on the twelve-month anniversary of its date of issuance. The Warrant is exercisable, at the option of the Lender, in whole or in part by delivering to the Company a duly executed exercise notice and, at any time a registration statement registering the resale or other disposition of the shares of Common Stock underlying the Warrant under the Securities Act is effective and available for such shares, or an exemption from registration under the Securities Act is available for such shares, by payment in full in immediately available funds for the number of shares of Common Stock purchased upon such exercise. If at the time of exercise more than six months after the issuance date there is no effective registration statement registering, or the prospectus contained therein is not available for the resale or other disposition of the shares of Common Stock underlying the Warrant, then the Warrant may also be exercised, in whole or in part, at such time by means of a cashless exercise, in which case the Lender would receive upon such exercise the net number of shares of Common Stock determined according to the formula set forth in the Warrant.
The Lender does not have the right to exercise any portion of the Warrant if the Lender, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to such exercise. The Lender may increase or decrease the beneficial ownership limitation up to 9.99%, provided, however, that any increase in the beneficial ownership limitation shall not be effective until 61 days following notice of such change to the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context requires otherwise in these condensed consolidated financial statements, the terms “SHI,” “Soluna,” the “Company,” “we,” “us,” and “our” refer to Soluna Holdings, Inc. together with its consolidated subsidiaries, “SDI” refers to Soluna Digital, Inc., “Soluna Cloud” or “Cloud” refer to Soluna Cloud, Inc., “SEI” refers to Soluna Energy, Inc., and "Soluna Wind" refers to Soluna Wind Holding, Inc. Other trademarks, trade names, and service marks used in this Quarterly Report on Form 10-Q are the property of their respective owners.
The following discussion of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and the related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2025 contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2026 (the “Annual Report”).
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

We utilize two distinct data center designs to serve different computing markets. For our Bitcoin mining and hosting business, we deploy a data center design optimized for flexible, large-scale digital asset operations. For AI and HPC workloads, we are developing an AI-ready data center design intended to support higher-density compute environments and customer requirements associated with advanced computing infrastructure.

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

We operate across multiple business lines and currently or plan to generate revenue from five primary sources:

•Bitcoin / Data Center Hosting Business – We provide hosting and colocation services to third-party Bitcoin mining customers at our data centers.

•Bitcoin Mining Business – We mine Bitcoin through proprietary operations and joint ventures at our data centers.

•HPC Business – Through Soluna HPC, Inc., we are developing AI-ready data center leasing and hosting capabilities for AI and HPC workloads, beginning with Project Kati 2, which is being engineered for more than 300 MW of capacity in partnership with Metrobloks, LLC ("Metrobloks").

•Demand Response Business – We leverage our data center infrastructure to provide demand response services to grid operators and utilities.

•Wind Energy Generation Business - As of April 1, 2026, with the acquisition of the wind farm in Briscoe, Texas (the "Briscoe Wind Farm"), we sell power generated from owned wind turbines and also sell renewable energy credits.

Revenue Sources
Bitcoin / Data Center Hosting Business

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

For the three months ended March 31, 2026 and 2025, our Bitcoin Hosting Business accounted for approximately 71% and 40% of total revenue, respectively. Revenue in this business has been concentrated among a limited number of customers. For the three months ended March 31, 2026, three customers accounted for 74% of hosting revenue and 53% of total revenue.

As of March 31, 2026, five of our projects provide Bitcoin hosting services for a total MW capacity of approximately 137 MW.

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

Mining profitability is affected by several factors, including the market price of Bitcoin, global network hash rate, mining difficulty, electricity and infrastructure costs, and mining pool fees. In addition, Bitcoin undergoes a periodic halving event, approximately every four years, that reduces the Block Reward and may adversely affect future revenue. The next Bitcoin halving event is expected in April 2028. For the three months ended March 31, 2026 and 2025, our Bitcoin Mining Business represented approximately 23% and 51% of total revenue, respectively.

As of March 31, 2026, only one of our projects provide Bitcoin self-mining for a total MW capacity of approximately 22 MWs.

High Performance Computing Business

Our HPC business is being developed through Soluna HPC, Inc. and is focused on data center leasing and hosting solutions for AI and other HPC workloads, with an initial target customer base of Hyperscalers and Neoclouds, and enterprise customers over time.

Unlike our Bitcoin mining and hosting operations, which use a data center design, our HPC business is based on an AI-ready data center design intended to support higher-density compute environments and the infrastructure requirements of AI and HPC customers.

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

For the three months ended March 31, 2026 and 2025, our Demand Response Business represented approximately 6% and 9% of total revenue, respectively.

Operations and Project Pipeline
As of March 31, 2026, we operate approximately 159 MW of capacity across three active sites located in Murray, Kentucky, Silverton, Texas, and Willacy County, Texas. An additional 47 MW is under construction at our Kati 1 project site and 100+ MW is in development at our Kati 2 project site, and as of March 31, 2026, we had over 900 MW of facilities in advanced development or near shovel-ready status. In total, our project pipeline includes approximately 4.3 gigawatts (GW) of renewable energy-powered data center developments.

A summary of our operations and project pipeline by location, are as follows (as of March 31, 2026):

Project Name	Location	MW	Status	Line of Business	Power Source

Sophie	Murray, KY	25	Operating	Bitcoin Hosting	Grid / Hydro

Dorothy 1A	Silverton, TX	25	Operating	Bitcoin Hosting	Wind

Dorothy 1B	Silverton, TX	25	Operating	Bitcoin Mining/ Bitcoin Hosting	Wind

Dorothy 2	Silverton, TX	48	Operating	Bitcoin Hosting	Wind

Dorothy 3	Silverton, TX	100+	Development	AI or HPC	Wind

Grace	Silverton, TX	2	Development	HPC	Wind

Kati 1	Willacy County, TX	36/47	Operating/ In Construction	Bitcoin Hosting	Wind

Kati 2	Willacy County, TX	100+	Development	AI or HPC	Wind

Rosa	Snyder, TX	187	Development	Bitcoin Hosting / AI or HPC	Wind

Hedy	Cameron County, TX	120	Development	Bitcoin Hosting / AI or HPC	Wind

Ellen	Cameron County, TX	100	Development	Bitcoin Hosting / AI or HPC	Wind

Annie	Lamar, TX	74	Development	Bitcoin Hosting / AI or HPC	Solar

Fei	Childress County, TX	100	Development	Bitcoin Hosting / AI or HPC	Solar

Gladys	Nueces County, TX	150	Development	Bitcoin Hosting / AI or HPC	Wind
We manage our data center operations using MaestroOS. MaestroOS continuously monitors and analyzes a variety of real-time signals, including local electricity prices, weather conditions, Bitcoin market metrics, and grid demand signals, to optimize facility performance. In addition, MaestroOS is used to coordinate and execute our participation in demand response programs.
We finance the development and construction of our data centers through a combination of public equity offerings, debt instruments, and partnerships with project-level capital providers. As of March 31, 2026, we had four primary project-level financing partners:

•Spring Lane Capital (“SLC”) – A private venture capital firm with approximately $450 million in assets under management, focused on sustainability-oriented infrastructure. On May 3, 2022, SLC committed $35 million to finance Soluna’s Project Dorothy 1A (“D1A”). On July 22, 2024, SLC committed an additional $30 million to support the development of Soluna's Project Dorothy 2 ("D2"). On July 22, 2025, SLC committed an initial $20.0 million for the first phase of the construction on Project Kati 1, subject to customary conditions, in which the contribution cap is $48.98 million. Subsequent to March 31, 2026, the Company acquired SLC's membership interest in D1A and currently owns 100% of the issued and outstanding membership interests of D1A. SLC retains its membership interests in D2 and Project Kati 1.
•Navitas West Texas Investments SPV, LLC (“Navitas”) – an investment vehicle organized by Navitas Global, a private equity firm focused on sustainable Bitcoin mining. On May 9, 2023, we entered into a strategic partnership with Navitas to support mining operations at Project Dorothy 1B (“D1B”).
•Galaxy Digital, LLC (“Galaxy”) – a financial services and investment management innovator in the digital asset and blockchain technology sectors. On March 12, 2025, our subsidiaries entered into a five-year term loan facility in the principal amount of $5.0 million.
•Generate Capital (“Generate”) – a leading infrastructure investment firm. On September 12, 2025, we entered into a $100.0 million credit facility with Generate, in which as of March 31, 2026, we have drawn approximately $17.0 million to fund refinancing and construction of active data center projects. On April 1, 2026, an additional $12.5 million was drawn to fund a portion of the Briscoe Wind Farm acquisition as discussed in the recent developments note below.
Project Dorothy
During 2023, we transitioned our flagship data center Project Dorothy from construction to operations. This data center is co-located with Briscoe Wind Farm, a 150 MW wind power generation facility in Silverton, Texas. The project comprises three phases: D1A (25 MW), and D1B (25 MW), and D2 (48 MW).

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

Project Dorothy 1A
D1A is focused on Bitcoin Hosting for some of the industry’s hyperscale miners. As of March 31, 2026, D1A has completed all customer deployments and executed fleet upgrades across multiple hosting partners, driving measurable hashrate growth throughout the period.

D1A was constructed in partnership with SLC, a leading venture capital firm focused on sustainability solutions. As of March 31, 2026, SLC owned approximately 85% of the Class B membership interests of D1A, while we owned 15% of the Class B membership interests of D1A and 100% of the Class A membership interests of D1A.

On April 15, 2026, we acquired SLC's equity interest in D1A for $16.5 million and now own 100% of the issued and outstanding membership interests of D1A. The transaction gives us complete equity ownership of D1A, and will allow for the beginning of changing the business plan of our Dorothy projects to support AI workloads.

Project Dorothy 1B
D1B is focused on proprietary Bitcoin Mining. D1B is co-owned by Navitas, which owns approximately 49% of the membership interests of D1B, while we own the remaining 51% of the membership interests. In 2025, fleet consolidation and reinvestment at D1B resulted in the deployment of 1,000 upgraded S19 XP miners.. In March 2026, we started 3.3 MWs of Bitcoin Hosting at D1B, in addition to the Bitcoin Mining at this project.

Project Dorothy 2
D2 is a 48 MW expansion of the Company’s Dorothy campus, which construction and commissioning were completed in 2025. D2 is fully contracted with a mix of new and existing customers, including Blockware, Compass Mining, and a large-scale mining partner, and generates revenue through Bitcoin hosting and participation in demand response programs. D2 features a superior financial waterfall structure and enhanced management and development fees for Soluna compared to D1A, allowing us to benefit from improved income once the facility is operational.

Project Dorothy 3

Project Dorothy 3 is our next planned renewable-powered AI computing campus, advancing on 300 new acres adjacent to D1 and D2 in West Texas. Built on a foundation of vertically integrated wind generation and behind-the-meter infrastructure, Project Dorothy 3 is designed to support high-performance computing and generative AI workloads at scale.

Project Grace
Project Grace is a 2 MW project located at the D2 focused on an AI pilot. The Company is collaborating with Siemens at Project Grace, a leading technology company in electrification, automation and digitalization, to develop solutions addressing power demand fluctuations associated with AI workloads. In March 2026, we began technical simulations with our Siemens to confirm that the selected technology solution meets ERCOT grid stability and low-voltage ride-through requirements for AI load integration.

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

Project Kati 1

Project Kati 1 is the first phase of the Company’s data center campus under development in Willacy County, Texas, co-located with a 272.6 MW wind farm. Project Kati 1 comprises 83 MW dedicated to Bitcoin hosting. Construction began on September 18, 2025, and on July 22, 2025, the Company finalized a contribution agreement with SLC for the initial 35 MW of capacity, with initial energization beginning in the first quarter of 2026. Project Kati 1 started operating in February 2026, and completed 48MWs of construction on April 1, 2026, filled by Galaxy Digital, Inc.

Project Kati 2

Project Kati 2 is the second phase of development at the Company’s Kati site in Willacy County, Texas, and is focused on supporting AI and high-performance computing workloads. The project is being advanced through a joint venture with Metrobloks to develop an initial phase of 100 MW+ CIT (and upwards of 350MW CIT) of AI and HPC capacity, with the potential to expand to a larger multi-hundred-megawatt deployment. The campus is designed to leverage behind-the-meter integration with renewable energy and support customers requiring large-scale, high-density compute infrastructure with accelerated time to power. Discussions began in December 2025 with potential customers for the data center campus. In March and April of 2026 those discussions continue several additional potential customers. The final stages of the design RFP were completed in April 2026 and design work is set to begin in May 2026.

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

•Develop AI: Advance Project Kati 2 with Metrobloks to shovel-ready and tenant-ready, in addition to advancing Project Dorothy 3 to shovel-ready and tenant-ready. Build a pipeline of AI-ready campuses designed for rapid deployment from the 4.3GW+ pipeline through joint ventures.

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

Recent Developments
Briscoe Wind Farm Acquisition
On April 1, 2026, Soluna DV Wind SponsorCo, LLC (the “Tranche C Borrower”), a wholly owned indirect subsidiary of the Company, entered into a Membership Interest Purchase Agreement (the “Briscoe MIPA”) with Briscoe Wind Project Holdings I, LLC, JPM Capital Corporation, and Morgan Stanley Wind LLC (collectively, the “Briscoe Sellers”), pursuant to which the Tranche C Borrower acquired 100% of the issued and outstanding equity interests in Briscoe Wind Farm, LLC, a Delaware limited liability company (the “Briscoe Project Company”), from the Briscoe Sellers. The Briscoe Project Company owns an approximately 150 MW nameplate capacity wind generation project located in Briscoe and Floyd counties, Texas (the “Briscoe Project”). The closing of the acquisition (the “Briscoe Project Acquisition”) occurred simultaneously with the execution of the Briscoe MIPA on April 1, 2026. The aggregate closing payment under the Briscoe MIPA was approximately $53,000,000.
The acquisition is expected to be immediately accretive, with substantial forward looking growth in revenue and Adjusted EBITDA. With this acquisition, Soluna achieves full vertical integration for Project Dorothy, owning both the renewable energy source and the data center infrastructure it powers. The closing positioned the Company to unlock development of Project Dorothy 3, a planned renewable-powered AI campus expansion on 300 new acres adjacent to the existing site with potential capacity of up to 300 MW+.
Credit and Guaranty Agreement and Consent and Amendment No. 1
On September 12, 2025, the Company caused its subsidiaries Soluna DVSL ComputeCo, LLC , Soluna DVSL II ComputeCo, LLC , and Soluna KK I ComputeCo, LLC (collectively, the “Existing Borrowers”) to enter into a Credit and Guaranty Agreement (the “Credit Agreement”) with Generate Lending, LLC, as administrative agent and collateral agent (the “Agent”), and Generate Strategic Credit Master Fund I-A, L.P. (the “Lender”). The Credit Agreement provides for senior secured term loan commitments in an aggregate principal amount of up to $35.5 million, comprised of (i) Tranche A-1 ($5.5 million), (ii) Tranche A-3 ($11.5 million), and (iii) Tranche B ($18.5 million). In addition, the Credit Agreement permits the Existing Borrowers to request one or more Additional Tranche Loan Commitments (as defined in the Credit Agreement), in the aggregate amount of up to $64.5 million, subject to the approval of the Lender and the Agent, for project-level financing of eligible projects.
Also on April 1, 2026, in connection with the Briscoe Project Acquisition, the Company caused the Existing Borrowers and the Tranche C Borrower (collectively, the “Borrowers”) to enter into Consent and Amendment No. 1 to the Credit Agreement and Amendment No. 1 to the Pledge Agreement (the “Amendment”, and the Credit Agreement, as amended by the Amendment, the “Amended Credit Agreement”) with the Agent and the Lender. The Amendment became effective on April 1, 2026 (the “First Amendment Effective Date”).
Under the Amended Credit Agreement: (i) Tranche A-1 and Tranche A-3 loan commitments finance the Dorothy 1A Project and the Dorothy 2 Project, respectively; and (ii) Tranche B loan commitments finance the development and construction of the Kati Project.
Among other changes, the Amendment: (i) adds the Tranche C Borrower as a new borrower and guarantor; (ii) establishes Tranche C loan commitments of $12,500,000 to finance the Briscoe Project Acquisition; (iii) adds the Briscoe Project Company as a guarantor following the acquisition; and (iv) includes the Briscoe Project as a new project under the Amended Credit Agreement.
Pursuant to the Amended Credit Agreement, the Company issued to Generate Strategic Credit Master Fund I-B, L.P., an affiliate of the Lender and the Agent, in a private placement: (i) a pre-funded warrant to purchase up to 700,000 shares of common stock; (ii) a common warrant to purchase up to 1,350,000 shares of common stock; and (iii) a common warrant to purchase up to 650,000 shares of common stock.

Project Dorothy 1A Acquisition
On April 15, 2026, we acquired SLC's equity interest in D1A for $16.5 million. The transaction gives us complete equity ownership of D1A, and marks the second major step in the Company’s vertical integration of the Dorothy campus, following the $53 million acquisition of the Briscoe Wind Farm earlier in April. With full ownership of D1A and Briscoe providing 150 megawatts of owned renewable power, we are positioning ourselves to convert the Dorothy campus to AI computing as Dorothy 3 development advances and opens the door to bringing new equity partners onto the site on terms aligned with the Company’s AI-first strategy.
The $16.5 million acquisition will be paid in cash in two installments: $6 million at closing, with the balance due in July 2026. To finance a portion of the transaction, we signed an unsecured promissory note with a lender in the principal amount of $12 million, maturing on May 15, 2027, which closed concurrently with the acquisition

Consolidated Results of Operations (unaudited)
Consolidated Results of Operations (unaudited) for the Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025.
The following table summarizes changes in the various components of our net loss during the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

(Dollars in thousands)	Three months ended March 31, 2026	Three months ended March 31, 2025	$ Change	% Change
Cryptocurrency mining revenue	$2,169	$2,999	$(830)	(28)%
Data hosting revenue	6,688	2,402	4,286	178%
Demand response service revenue	537	507	30	6%
High-performance computing service revenue	—	28	(28)	(100)%
Operating costs and expenses:
Cost of cryptocurrency mining revenue, exclusive of depreciation	1,658	1,954	(296)	(15)%
Cost of data hosting revenue, exclusive of depreciation	3,619	1,327	2,292	173%
Cost of high-performance computing services	—	7	(7)	(100)%
Cost of cryptocurrency mining revenue- depreciation	1,011	1,074	(63)	(6)%
Cost of data hosting revenue- depreciation	1,191	401	790	197%
General and administrative expenses, exclusive of depreciation and amortization	16,140	5,946	10,194	171%
Depreciation and amortization associated with general and administrative expenses	2,401	2,404	(3)	-%
Operating loss	(16,626)	(7,177)	(9,449)	132%
Other income (expense), net	113	4	109	2,725%
Interest expense	(1,481)	(838)	(643)	77%
Other financing expense	(564)	(201)	(363)	100%
Gain on sale of fixed assets	32	-	32	100%
Fair value adjustment (loss) gain	—	(118)	118	(100)%
Gain on debt extinguishment and revaluation, net	—	551	(551)	(100%)
Loss before income taxes	(18,526)	(7,779)	(10,747)	138%
Income tax benefit, net	624	425	199	47%
Net loss	(17,902)	(7,354)	(10,548)	143%
Net loss (income) attributable to non-controlling interest, net	436	(202)	638	(316%)
Net loss attributable to Soluna Holdings, Inc.	$(17,466)	$(7,556)	$(9,910)	131%

The following table summarizes the balances for the project sites for cryptocurrency mining revenue, data hosting revenue, high-performance computing service revenue, demand response revenue, cost of cryptocurrency mining revenue, exclusive of depreciation, cost of data hosting revenue, exclusive of depreciation, cost of high-performance computing services, and cost of depreciation during the three months ended March 31, 2026:

	Soluna Digital
(Dollars in thousands)	Project Dorothy 1B	Project Dorothy 1A	Project Dorothy 2	Project Sophie	Project Kati 1	Other	Total

Cryptocurrency mining revenue	$2,169	$—	$—	$—	$—	$—	$2,169
Data hosting revenue	11	2,044	3,171	1,237	225	—	6,688
Demand response services	144	130	263	—	—	—	537
Total revenue	2,324	2,174	3,434	1,237	225	—	9,394

Cost of cryptocurrency mining, exclusive of depreciation	1,658	—	—	—	—	—	1,658
Cost of data hosting revenue, exclusive of depreciation	4	1,107	1,423	581	394	110	3,619
Cost of cryptocurrency mining revenue- depreciation	1,011	—	—	—	—	—	1,011
Cost of data hosting revenue- depreciation	—	288	606	204	93	—	1,191
Total cost of revenue	2,673	1,395	2,029	785	487	110	7,479
Gross profit	$(349)	$779	$1,405	$452	$(262)	$(110)	$1,915

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

	Soluna Digital					Soluna Cloud
(Dollars in thousands)	Project Dorothy 1B	Project Dorothy 1A	Project Sophie	Other	Soluna Digital Subtotal	Project Ada	Total

Cryptocurrency mining revenue	$2,999	$—	$—	$—	$2,999	$—	$2,999
Data hosting revenue	—	1,371	1,031	—	2,402	—	2,402
Demand response services	269	238	—	—	507	—	507
High-performance computing services	—	—	—	—	—	28	28
Total revenue	3,268	1,609	1,031	—	5,908	28	5,936

Cost of cryptocurrency mining, exclusive of depreciation	1,954	—	—	—	1,954	—	1,954
Cost of data hosting revenue, exclusive of depreciation	—	885	372	70	1,327	—	1,327
Cost of high-performance computing service revenue	—	—	—	—	—	7	7
Cost of cryptocurrency mining revenue- depreciation	1,074	—	—	—	1,074	—	1,074
Cost of data hosting revenue- depreciation	—	295	106	—	401	—	401
Total cost of revenue	3,028	1,180	478	70	4,756	7	4,763
Gross (loss) profit	$240	$429	$553	$(70)	$1,152	$21	$1,173
Cryptocurrency Mining Revenue: Cryptocurrency mining revenue declined for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The decline was due to decrease in average hashprice by 36% quarter over quarter, in addition to a decline in the average price of Bitcoin resulting in lower revenues, as well as the number of Bitcoin mined decreased 12% quarter over quarter.
Data Hosting Revenue: Hosting revenue increased for the three months ended March 31, 2026, compared to the same period in 2025. This increase was primarily driven by the ramped-up energization and resulting revenue contribution from the D2 and Kati facility during the first quarter of 2026, whereas both sites did not generate revenue in the first quarter of 2025.
Demand Response Service: Demand response service revenue increased during the three months ended March 31, 2026, compared to the same period in 2025, which was due to D2 becoming operational in the second quarter of 2025, and as such no revenue was generated from the site during the first quarter of 2025.
Cost of Cryptocurrency Mining Revenue, exclusive of depreciation: Cost of cryptocurrency mining revenue includes direct utility costs, site overhead expenses, and overhead costs attributable to the operations of our cryptocurrency mining facilities in Texas.
The decrease in the cost of cryptocurrency mining revenue for the three months ended March 31, 2026, compared to the same period in 2025, was primarily driven by lower electricity consumption and associated operating expenses, reflecting a reduction in total power utilization during the period.

Cost of Data Hosting Revenue, exclusive of depreciation: Cost of data hosting revenue includes direct utility costs, site overhead expenses, and overhead costs attributable to the operations of data hosting facilities in Kentucky and Texas.
Cost of data hosting increased for the three months ended March 31, 2026, compared to the same period in 2025. This increase was primarily driven by the initial energization of the D2 facility during the second quarter of 2025 and the subsequent increase in MWs capacity and associated operating costs in the first quarter of 2026, in addition to the initial energization of Project Kati during the first quarter of 2026.
Cost of Data Hosting Revenue- depreciation: Cost of data hosting revenue-depreciation increased mainly due to D2 becoming energized during fiscal year 2025, and Project Kati beginning initial energization in the first quarter of 2026.

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
•Stock-based compensation expense was approximately $10.1 million for the three months ended March 31, 2026, compared to $1.8 million for the three months ended March 31, 2025, representing an increase of approximately $8.3 million. Approximately $182 thousand of the increase relates to equity awards issued to board advisors, officers and employees during 2026. Approximately $8.5 million of the increase relates to equity awards issued to directors, officers and employees during 2025 subsequent to March 31, 2025, in which those awards get recognized for a full quarter of expense for the three months ended March 31, 2026 versus not being expensed for the three months ended March 31, 2025. The increase also includes approximately $51 thousand related to changes in the vesting terms of certain grants. These increases were partially offset by approximately $411 thousand related to the cessation of vesting for certain prior-year grants and the forfeiture of grants during the year related to termed individuals.
•Salaries and employee benefits increased by approximately $655 thousand compared to the prior quarter period. The increase was driven by recruitment costs associated with the search and onboarding of a new Chief Financial Officer, accrual for incentive based compensation, increased employee benefits premiums and plan costs, and additional payroll taxes and benefit loadings attributable to cost-of-living adjustments applied to senior executive compensation and incremental headcount added during the period.
•Professional and legal fees increased approximately $994 thousand for the three months ended March 31, 2026, primarily due to legal expenses incurred in connection with the acquisition of the Briscoe wind farm, in addition to consulting expenses incurred due to facilities inspection costs incurred in connection with the Briscoe wind farm acquisition, the addition of financial software administrative consulting engagements, interim Chief Financial Officer services engaged during the current year, and incremental costs associated with business development activities.
•All other fluctuations within general and administrative expenses for the period were not material to the overall results of operations.
Depreciation and Amortization associated with general and administrative expenses: Depreciation and amortization expense was comparable for the three months ended March 31, 2026, and 2025, totaling approximately $2.4 million in each period. The expense primarily relates to amortization of the strategic pipeline contract acquired in October 2021.
Interest expense: Interest expense for the three months ended March 31, 2026 was approximately $1.5 million compared to the $838 thousand for the three months ended March 31, 2025. See table below noting the difference mainly relates to the new loans entered into in fiscal year 2025 (Generate loan and Galaxy loan), which includes amortization of deferred financing costs, offset by the NYDIG ABL LLC ("NYDIG") equipment financing loan that was settled in September 2025.

(Dollars in thousands)	Three months ended March 31,
	2026	2025

Generate loan	$824	$—
GreenCloud secured loan	258	389
Galaxy loan	207	42
Equipment loan	84	15
Spring Lane financing cost	43	—
Finance lease	28	—
Other	37	—
July SPA additional loan	—	33
NYDIG equipment financing	—	357
Navitas term loan	—	2
Interest expense	$1,481	$838
Gain on Debt Extinguishment and Revaluation, net: We did not recognize a gain on debt extinguishment for the three months ended March 31, 2026. For the three months ended March 31, 2025, we recognized a gain of approximately $551 thousand. The gain was in relation to the fulfillment of the Assignment and Assumption Agreement for the July Securities Purchase Agreement additional loan on March 14, 2025.
Fair value adjustment, net: We did not recognize a fair value adjustment for the three months ended March 31, 2026. For the three months ended March 31, 2025, we recognized a loss of approximately $118 thousand in fair value adjustments in relation to timing of the August 12, 2024 Standby Equity Purchase Agreement ("2024 SEPA")draws to when the shares were issued.
Other financing expense: Other financing expenses totaled approximately $564 thousand for the three months ended March 31, 2026, primarily related to commitment and structuring fees associated with the March 24, 2026 Standby Equity Purchase Agreement ("2026 SEPA") of $275 thousand, as well as SEC and FINRA filing fees of approximately $289 thousand for shelf registration occurred in the first quarter of 2026. For the three months ended March 31, 2025, other financing expense was approximately $201 thousand in relation to consent fees for the 2024 SEPA draws.
Net (loss) income attributable to non-controlling interest: We incurred a net loss attributable to non-controlling interest for the three months ended March 31, 2026 of approximately $436 thousand compared to net income attributable to non-controlling interest for the three months ended March 31, 2025 of $202 thousand a change of approximately $638 thousand increase in net loss attributable to non-controlling interest. The increase in net loss attributable to non-controlling interest was mainly attributable to Project Kati 1 just starting energization in the first quarter of 2026, whereas no costs were associated for the first quarter of 2025, in addition to the decline in cryptocurrency mining as noted above for D2. These declines were offset by Project Dorothy 2 as it was in a full quarter of site energization and generating revenue, whereas in the first quarter of 2025, the project was just generating costs as it was yet energized.

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
EBITDA and Adjusted EBITDA
In addition to financial measures calculated in accordance with GAAP, we also use “EBITDA” and “Adjusted EBITDA.” “EBITDA” is defined as earnings before interest, taxes, and depreciation and amortization. “Adjusted EBITDA” is defined as EBITDA adjusted for stock-based compensation costs, gain on sale of fixed assets, gain on debt extinguishment, fair value adjustments, and other non-cash activity. Management believes that EBITDA and Adjusted EBITDA results in a performance measurement that represents a key indicator of our business operations of cryptocurrency mining, hosting customers engaged in cryptocurrency mining, demand service revenue, and high-performance computing services.
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

Reconciliations of EBITDA and Adjusted EBITDA to net loss, the most comparable GAAP financial metric, for historical periods are presented in the table below:

(Dollars in thousands)	Three Months Ended March 31,
	2026	2025

Net loss	$(17,902)	$(7,354)
Interest expense	1,481	838
Income tax benefit	(624)	(425)
Depreciation and amortization	4,603	3,879
EBITDA	(12,442)	(3,062)

Adjustments: Non-cash items

Stock-based compensation costs	10,222	1,847
Gain on sale of fixed assets	(32)	—
Right of first refusal amortization gain	(90)	—
SEPA commitment fee	250	—
Fair value adjustment loss	—	118
Gain on debt extinguishment and revaluation, net	—	(551)
Adjusted EBITDA	$(2,092)	$(1,648)
Adjusted EBITDA decreased for the three months ended March 31, 2026 compared to March 31, 2025 primarily driven by increases in general and administrative expenses, exclusive of depreciation and amortization, of approximately $1.9 million for the comparable period. The general and administrative expense increase was driven by increases in 2026 legal and consulting expenses incurred in relation to the Briscoe Acquisition and increases in salaries and benefits in relation to headcount and other compensation related matters. In addition, there was increases in other financing expenses due to SEC registration and FINRA fees applied in the first quarter of 2026. The increases in expenses, were offset in part due to increase in gross profit excluding cost of sales- depreciation of approximately $1.5 million. With the energization of D2 and Project Kati 1, the Company saw revenue growth in those project sites, in addition to less costs incurred in relation to energy costs.

The following table represents the Adjusted EBITDA activity between each three-month period from January 1, 2026 through March 31, 2026.

(Dollars in thousands)	Three months ended March 31, 2026

Net loss	$(17,902)
Interest expense, net	1,481
Income tax benefit	(624)
Depreciation and amortization	4,603
EBITDA	(12,442)

Adjustments: Non-cash items

Stock-based compensation costs	10,222
Gain on sale of fixed assets	(32)
Right of first refusal amortization gain	(90)
SEPA commitment fee	250
Adjusted EBITDA	$(2,092)
The following table represents the Adjusted EBITDA activity between each three-month period from January 1, 2025 through December 31, 2025.

(Dollars in thousands)	Three months ended March 31, 2025	Three months ended June 30, 2025	Three months ended September 30, 2025	Three months ended December 31, 2025

Net loss	$(7,354)	$(7,780)	$(25,787)	$(16,070)
Interest expense, net	838	1,196	1,212	1,589
Income tax benefit	(425)	(608)	(666)	(617)
Depreciation and amortization	3,879	3,989	4,119	4,358
EBITDA	(3,062)	(3,203)	(21,122)	(10,740)

Adjustments: Non-cash items

Stock-based compensation costs	1,847	1,942	1,882	4,895
Loss on sale of fixed assets and credit on equipment deposits	—	22	780	349
Fair value on placement agent warrant and financing fees	—	—	146	—
Fair value adjustment loss	118	—	22,047	1,516
Impairment on fixed assets	—	12	—	—
Gain on debt extinguishment and revaluation, net	(551)	—	(10,107)	—
Adjusted EBITDA	$(1,648)	$(1,227)	$(6,374)	$(3,980)

Liquidity and Capital Resources
Several key indicators of our liquidity are summarized in the following table:

(Dollars in thousands)	Three Months Ended or as of March 31, 2026	Three Months Ended or as of March 31, 2025	Year Ended or as of December 31, 2025

Cash	$68,572	$9,161	$76,423
Restricted cash	17,413	5,287	12,240
Working capital (deficit)	38,806	(31,802)	42,938
Net loss	(17,466)	(7,354)	(56,991)
Net cash used in operating activities	(6,372)	(177)	(9,149)
Purchase of property, plant and equipment and deposits on equipment	(6,211)	(3,595)	(31,719)
As of March 31, 2026, we had a consolidated accumulated deficit of approximately $385.2 million and we had positive working capital of approximately $38.8 million. As of March 31, 2026, we had total debt outstanding of approximately $26.0 million as summarized further below in the Debt table. In addition, we had outstanding commitments related to Soluna Digital Inc. (“SDI”) of approximately $8.2 million in capital expenditures related to Project Kati. In addition, due to CloudCo’s termination of the HPE Agreement on March 24, 2025, and HPE’s termination of the HPE Agreement on March 26, 2025, and the acceleration of the remaining unpaid amounts of the contract in accordance with Section 8(h)(ii) of the HPE Agreement, we have recognized a liability for the remainder of the HPE Agreement on the balance sheet of our subsidiary, CloudCo, of approximately $19.3 million. As of March 31, 2026, we had $68.6 million of cash available to fund our operations.

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

In 2025 and 2026, we had the following capital raise activities:

•At the Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), as sales agent, pursuant to which we may offer and sell, from time to time, through Wainwright, up to $87.65 million. As of December 31, 2025, we had drawn approximately $34.2 million in net proceeds pursuant to the ATM Agreement. No draws were done for the three months ended March 31, 2026. On March 9, 2026, the Company filed a shelf registration statement on Form S-3 which was subsequently declared effective in which the Company may offer and sell shares of the Company’s common stock having an aggregate offering price up to $500 million from time to time through Wainwright. Subsequent to March 31, 2026 and through the date of the issuance of these condensed financial statements, the Company has issued 36,820,572 shares of common stock for net proceeds of approximately $52.2 million.
•2024 SEPA with YA II PN, LTD., a Cayman Islands exempt limited company (“YA”). In accordance with the terms of the 2024 SEPA, YA has agreed to purchase up to $25 million in aggregate gross purchase price of newly issued fully paid shares of our common stock from time to time subject to the limits and the conditions of the 2024 SEPA. As of December 31, 2025, approximately $6.2 million has been drawn on the 2024 SEPA. On March 24, 2026, the Company entered into another the 2026 SEPA with YA. In accordance with the terms of the 2026 SEPA, YA has agreed to purchase up to an aggregate of $250.0 million of shares of common stock (the “2026 SEPA Shares”) from time to time subject to the limits and the conditions of the 2026 SEPA. No shares have been drawn as of March 31, 2026 and through the date of the issuance of these condensed financial statements.
•In July 2025, we entered into a securities purchase agreement pursuant to which we received gross proceeds of $5.0 million from a public offering of common stock. In connection with this offering, we issued warrants, and as of December 31, 2025, we received approximately $10.0 million in gross proceeds from the exercise of such warrants.

•In December 2025, we entered into a securities purchase agreement pursuant to which we received gross proceeds of approximately $32.0 million from a public offering of common stock.

For 2026, we plan to continue funding operations, including operating deficits, from operating cash flows and cash flow debt and equity financings, including the ATM Agreement, 2024 SEPA, additional borrowings from the Generate loan facility for the Briscoe Wind Farm acquisition, the unsecured promissory note with YA for the membership interest purchase of D1A, and others to be closed as needed consistent with management’s plans.

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

Operating Activities
Net cash used in operations was approximately $6.4 million during the three months ended March 31, 2026. The Company had a net loss for the three months ended March 31, 2026 of approximately $17.9 million. Non-cash items mainly included approximately $2.2 million of depreciation expense, $2.4 million of amortization expenses, and $10.2 million of stock compensation expenses. The other non-cash items were not material. The change in asset and liabilities of $3.3 million mainly relates to increases in prepaid expenses and other current assets of $1.5 million in relation to prepaid utility expense for Project Kati, and timing of energy deposits, in addition to an increase in accounts payable of $2.1 million related to legal and fixed asset invoices not paid. The other changes in assets and liabilities were not material.
Net cash used by operations was approximately $177 thousand during the three months ended March 31, 2025. The Company had a net loss for the three months ended March 31, 2025 of approximately $7.4 million. Non-cash items included approximately $1.5 million of depreciation expense, and $2.4 million of amortization expenses, and $1.8 million of stock compensation expenses. These non-cash items were offset with a deferred tax benefit of $437 thousand and gain on extinguishment of debt of approximately $551 thousand. The change in asset and liabilities of $1.9 million mainly relates to decrease in other long term assets of $1.6 million in relation to receipt of the Briscoe deposit in January 2025. The other changes in assets and liabilities of approximately $500 thousand mainly related to decrease in accounts receivable due to timing and amounts billed related to March services, an increase in accounts payable related to timing and billing amounts of invoices, including increases in legal fees, an increase in interest payable in relation to NYDIG loan and Galaxy loan, offset with payment made to HPE in January and payment of sales and use tax.
Investing Activities
Net cash used in investing activities during the three months ended March 31, 2026 was approximately $6.2 million consisting mainly of capital expenditures of $2.6 million, which consist of additions to property, plant, and equipment mainly for Project Kati offset with transfers from deposits on equipment, and $3.6 million deposit on equipment purchases.
Net cash used in investing activities during the three months ended March 31, 2025 was approximately $3.6 million consisting mainly of capital expenditures and deposits on equipment for D2.

Financing Activities

(Dollars in thousands)	Three months ended March 31,
	2026	2025

Proceeds from debt issuance	$—	$5,000
Payments on debt and deferred financing costs	(1,001)	(1,978)
Contributions from non-controlling interest	10,918	4,310
Distributions to non-controlling interest	(131)	(1,525)
Proceeds from warrant exercises	8	—
Payments on financing lease liabilities	(56)	—
Net proceeds from SEPA and ATM	—	2,005
Net cash provided by financing activities	$9,738	$7,812
Net cash provided by financing activities was approximately $9.7 million for the three months ended March 31, 2026 consisting mainly of contributions from SLC for non-controlling interest of Project Kati of $10.9 million, offset with payments on debt of approximately $1.0 million to the Green Cloud Secured Note (as defined below), Generate debt, and Galaxy principal debt costs.
Net cash provided by financing activities was approximately $7.8 million for the three months ended March 31, 2025 consisting mainly of $5.0 million of debt issuance proceeds from Galaxy, $2.0 million of net proceeds from 2024 SEPA draws, and $4.3 million of contributions from non-controlling interest, offset with cash distributions to non-controlling interest members of approximately $1.5 million and payments on debt and deferred financing costs of approximately $2.0 million regarding the Green Cloud Secured Note, First Amendment to the Note Purchase Agreement dated July 12, 2024, Navitas term loan, and for deferred financing costs.
Debt
The following balances are presented net of unamortized debt issuance costs of approximately $2.7 million and $2.9 million as of March 31, 2026 and December 31, 2025, respectively.

	March 31, 2026	December 31, 2025
(Dollars in thousands)
Generate loan	$13,765	$13,926
Green Cloud Secured Loan	7,074	7,473
Galaxy Loan	4,195	4,283
Equipment loan	917	1,075
Total Debt	$25,951	$26,757

Existing Debt[1] By Entity

$18.9m subsidiary debt (no Soluna Holdings guarantee);
$7.1m GreenCloud debt (with Soluna Holdings guarantee)

Soluna Holdings, Inc. (SLNH)
Soluna Digital, Inc. (SDI)
SDI SL Borrowing-1, LLC
Equipment loan-$917 thousand
Project Sophie Holdo
Project Sophie
Galaxy - $4.2 million
Dorothy 1A Borrower Dorothy 2 Borrower3
Generate $13.8 million
Soluna Cloud (SCI)
Soluna AL CloudCo2
GreenCloud secured note - $7.1 million
SLNH Debt Guarantees
Subsidiary ONLY Debt Guarantees

(1). Amounts are presented net of $2.7 million in unamortized debt issuance costs.
(2) Soluna AL CloudCo has ceased operations and has no remaining assets.
(3) Soluna DV Services, LLC and Soluna KK Energy ServiceCo, LLC are considered guarantors for the Generate credit facility.

On September 12, 2025, the Company caused its subsidiaries Soluna DVSL ComputeCo, LLC (“Dorothy 1A Borrower”), Soluna DVSL II ComputeCo, LLC (“Dorothy 2 Borrower”), and Soluna KK I ComputeCo, LLC (“Tranche B Borrower” and collectively with Dorothy 1A Borrower and Dorothy 2 Borrower, the “Borrowers”) to enter into a Credit and Guaranty Agreement (the “Credit Agreement”) with Generate Lending, LLC, as administrative agent and collateral agent (the “Agent”), and Generate Strategic Credit Master Fund I-A, L.P. (the “Lender”). The Credit Agreement provides for senior secured term loan commitments in an aggregate principal amount of up to $35.5 million, comprised of (i) Tranche A-1 ($5.5 million), (ii) Tranche A-3 ($11.5 million), and (iii) Tranche B ($18.5 million). In addition, the Credit Agreement permits the Borrowers to request one or more Additional Tranche Loan Commitments (as defined in the Credit Agreement), in the aggregate amount of up to $64.5 million, subject to the approval of the Lender and the Agent, for project-level financing of eligible projects. As of March 31, 2026, the Borrowers borrowed approximately $17 million under the Credit Agreement, comprised of Tranche A-1 loans and Tranche A-3 loans. The Company can draw upon Tranche B from September 12, 2025 until October 31, 2026, subject to the conditions set forth in the Credit Agreement. The maturity date for the Tranche A and Tranche B loans is the earlier of (i) payment of outstanding principal, interest, and fees and (ii) September 12, 2030. Additional Tranche Loan Commitments will have maturity dates as set forth in their respective amendments to the Credit Agreement. As of March 31, 2026, the outstanding principal balance is approximately $15.8 million. The Company has obtained a limited waiver in connection with diligence requests. As of the date of these condensed consolidated financial statements, the Company is in compliance with all covenants in relation to the Generate Credit Agreement.

On March 12, 2025, the SW Borrower, a Delaware limited liability company and subsidiary of SW Holdings, itself a subsidiary of SDI, a Nevada corporation and wholly owned subsidiary of the Company, entered into the Galaxy Loan Agreement with SW Holdings and Galaxy. The Galaxy Loan Agreement provides for a term loan facility in the principal amount of $5.0 million (the “Term Loan Facility”). The Term Loan Facility bears interest at a rate of 15.0% per annum, subject to an increase of 5.0% (for a total of 20.0%) in the event an Event of Default has occurred and is continuing. The Term Loan Facility matures on March 12, 2030 and includes scheduled payments over a five-year term. As of March 31, 2026, the outstanding principal balance is approximately $4.5 million as we were compliant with all debt covenants.

On June 20, 2024, pursuant to the terms and subject to the conditions of a Note Purchase Agreement (the "June SPA") by and among (i) Soluna AL CloudCo, LLC, a Delaware limited liability company ("CloudCo") and indirect wholly owned subsidiary of the Company, (ii) Soluna Cloud, Inc., a Nevada corporation, indirect wholly owned subsidiary of the Company, and parent of CloudCo ("Soluna Cloud"), (iii) the Company and (iv) the accredited investor named therein (the "Investor"), CloudCo issued to the Investor a secured promissory note in a principal amount equal to $12.5 million (the

“Green Cloud Secured Note”). The Green Cloud Secured Note accrues interest at a rate 9.0% per annum, subject to adjustment upon an event of default. The Green Cloud Secured Note matures on June 20, 2027. In relation to the Green Cloud Secured Note, as of March 31, 2026, the Company had an outstanding principal balance of approximately $7.3 million.

On May 16, 2024, the SL Borrowing – 1, LLC, an affiliate of the Company (the “SDI Borrower"), entered into a loan (the "Equipment Loan Agreement" and the "Loan") with Soluna2 SLC Fund II Project Holdco LLC (the "Lender"). The Equipment Loan Agreement provides for the SDI Borrower to borrow, from time to time, up to $4.0 million, as further amended on February 28, 2025, to be used to purchase necessary equipment for the progression of D2 and Project Kati. Any loans made under the Equipment Loan Agreement have a maturity date of May 16, 2027 and bear interest at a rate of 15% per annum. The Equipment Loan Agreement includes customary covenants for loans of this nature, as well as a multiple on invested capital provision ("MOIC"), which requires us to pay, in addition to principal and interest, an amount equal to the difference of (i) the greater of (a) the principal amount of the Loan being repaid plus all interest previously paid or simultaneously being paid to Lender in respect of such principal of the Loan, and (b) the principal amount of the Loan being repaid multiplied by three, minus (ii) the sum of the principal amount of the Loan being repaid plus all interest previously paid or simultaneously being paid to Lender in respect of such principal of the Loan. On October 1, 2025, the Borrower, and Soluna2 Kati Project Holdco LLC ("Kati Lender"), entered into a borrowing request of $1.1 million to cover the purchase of land to support construction of Project Kati Phase 2 under the terms of the Equipment Loan Agreement. For the land purchase, the MOIC payment was revised to replace 3.00 with 1.00. The $1.1 million remains outstanding as of March 31, 2026.

Critical Accounting Policies and Significant Judgments and Estimates
The above discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Note 2, Accounting Policies, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025 includes a summary of our most significant accounting policies. There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, income taxes, fair value measurements, and stock-based compensation. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Periodically, our management reviews our critical accounting estimates with the Audit Committee of our Board of Directors.
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
•ability of the Company to attract and retain hosted customers for its hosting operations;
•dependency in continued growth in blockchain and cryptocurrency usage;

•lawsuits and other legal proceedings and challenges;
•conflict of interests with directors and management;
•government regulations;
•The growth of the Briscoe Wind Farm acquisition that occurred on April 1, 2026;
•The ability of the Company to construct and complete the anticipated expansion of its data centers; and
•other risks and uncertainties discussed under the heading “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
Material Weakness in Internal Control and Plan for Remediation

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, management identified a material weakness in our internal control over financial reporting that remained open as of March 31, 2026 related to control activities over balance sheet classification and presentation. Specifically, errors were identified related to (i) the classification of current and long-term debt, (ii) a lease classification and valuation, and (iii) an overstatement in deposits on equipment and current liabilities.

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

We cannot provide any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts. In addition, we continue to evaluate and work to improve our internal control over financial reporting related to the identified material weakness, management may determine to take additional measures to address control deficiencies or determine to modify the remediation plan described above. We believe as of March 31, 2026, our condensed financial statements are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America.

(b) Changes in Internal Control Over Financial Reporting
Other than the remediation efforts that are in process, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Therefore, to remediate our existing material weaknesses, we require additional time to complete the implementation and testing of our remediation plans and demonstrate the effectiveness of our remediation efforts.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
At any point in time, we may be involved in various lawsuits or other legal proceedings. Such lawsuits could arise from the sale of products or services or from other matters relating to our regular business activities, compliance with various governmental regulations and requirements, or other transactions or circumstances.

Item 1A. Risk Factors
Part II, Item 1A (Risk Factors) of our most recently filed Annual Report on Form 10-K with the SEC, filed on March 30, 2026, sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition and operating results. There have been no material changes to our risk factors disclosed in our most recently filed Annual Report on Form 10-K. Those risk factors continue to be relevant to an understanding of our business, financial condition and operating results, however, and, accordingly, you should review and consider such risk factors in making any investment decision with respect to our securities.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In connection with the 2026 SEPA, the Company issued to YA a commitment fee of 335,976 shares of common stock which were made in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements
During the fiscal quarter ended March 31, 2026, none of our officers or directors, as those terms are defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
4.1	Form of Pre-Funded Warrant (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 3, 2026)
4.2	Form of Common Warrant 1 (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 3, 2026)
4.3	Form of Common Warrant 2 (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 3, 2026)
4.4	Promissory Note, dated April 15, 2026, issued by the Company and payable to YA II PN, LTD (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 17, 2026)
4.5	Form of Warrant (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 17, 2026)
10.1	Standby Equity Purchase Agreement between the Company and YA PN, Ltd. dated March 24, 2026 (incorporated by reference to the Company's Form 10-K filed with the SEC on March 30, 2026).
10.2 **^
Membership Interest Purchase Agreement, dated April 1, 2026, by and among Soluna DV Wind SponsorCo, LLC, Briscoe Wind Project Holdings I, LLC, JPM Capital Corporation and Morgan Stanley Wind LLC (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 3, 2026)

10.3 **^
Consent and Amendment No. 1 to the Credit Agreement and Amendment No. 1 to the Pledge Agreement dated April 1, 2026, by and among the Company and the parties thereto. (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 3, 2026)

10.4
Amended and Restated Registration Rights Agreement, dated April 2, 2026 between the Company and Generate Strategic Credit Master Fund I-B, L.P. (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 3, 2026)

10.5
Membership Interests Purchase Agreement, dated April 15, 2026, by and among Soluna SLC Fund I Projects Holdco LLC, Soluna Digital Inc. and Soluna DVSL JVCo, LLC. (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 17, 2026)

10.6
Securities Purchase Agreement, dated April 15, 2026, by and between the Company and YA II PN, LTD (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 17, 2026)

10.7	Guaranty made by Soluna Wind Holding, Inc. in favor of YA II PN, LTD., dated April 15, 2026 (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 17, 2026)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
All other exhibits for which no other filing information is given are filed herewith.
* Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in eXtensible Business Reporting Language (XBRL) and tagged as blocks of text and including detailed tags: (i) Condensed Consolidated Balance Sheets at March 31,
2026 and December 31, 2025; (ii) Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2026 and 2025; (iii) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2026 and 2025; and (iv) related notes.
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

Soluna Holdings, Inc.

Date May 15, 2026	By:	/s/ John Belizaire
John Belizaire Chief Executive Officer

	By:	/s/ Michael Picchi
Michael Picchi Chief Financial Officer