Form 10-Q
period 2026-06-30
Soluna Holdings, Inc
filed 2026-08-13
CIK 64463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of August 10, 2026, the Registrant had 244,590,575 shares of common stock outstanding.

SOLUNA HOLDINGS, INC. AND SUBSIDIARIES
INDEX

Glossary of Abbreviations and Acronyms

PART I. FINANCIAL INFORMATION		4

Item 1.	Financial Statements	4

	Condensed Consolidated Balance Sheets As of June 30, 2026 (Unaudited) and December 31, 2025	4

	Condensed Consolidated Statements of Operations (Unaudited) For the Three and Six Months Ended June 30, 2026 and 2025	5

	Condensed Consolidated Statements of Changes in Equity For the Year Ended December 31, 2025 and the Three and Six Months Ended June 30, 2026 (Unaudited)	6

	Condensed Consolidated Statements of Cash Flows (Unaudited) For the Six Months Ended June 30, 2026 and 2025	8

	Notes to Condensed Consolidated Financial Statements (Unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	51

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	83

Item 4.	Controls and Procedures	83

PART II. OTHER INFORMATION		84

Item 1.	Legal Proceedings	84

Item 1A.	Risk Factors	84

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	85

Item 3.	Defaults Upon Senior Securities	85

Item 4.	Mine Safety Disclosures	86

Item 5.	Other Information	86

Item 6.	Exhibits	87

SIGNATURES		88

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
Critical IT ("CIT"): The data center load that is consumed or is dedicated to IT equipment such as servers, storage equipment, and communication switches and routers. Power for lighting or cooling the data center is excluded from "critical" power.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Soluna Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
As of June 30, 2026 (Unaudited) and December 31, 2025

(Dollars in thousands, except per share)	June 30, 2026	December 31, 2025
Assets
Current Assets:
Cash	$113,364	$76,423
Restricted cash	10,005	4,500
Accounts receivable, net (allowance for expected credit losses of $0 at June 30, 2026 and $244 at December 31, 2025)	6,737	5,522
Prepaid expenses and other current assets	4,513	2,664
Loan commitment assets	-	3,018
Total Current Assets	134,619	92,127
Restricted cash, noncurrent	7,920	7,920
Other assets	973	978
Deposits and credits on equipment	208	1,377
Property, plant and equipment, net	137,801	74,783
Intangible assets, net	6,068	8,261
Operating lease right-of-use assets	4,152	252
Financing lease right-of-use assets	1,773	2,246
Total Assets	$293,514	$187,944

Liabilities and Equity
Current Liabilities:
Accounts payable	$3,785	$4,859
Accrued liabilities	7,549	13,182
Accrued interest payable	59	303
Contract termination liability	19,348	19,348
Current portion of debt	30,103	8,858
Income tax payable	147	123
Deferred revenue	558	518
Customer deposits- current	3,020	1,913
Operating lease liability	108	65
Financing lease liability	23	20
Other current liabilities	742	—
Total Current Liabilities	65,442	49,189

Other liabilities	414	743
Customer deposits- long-term	1,503	2,533
Long-term debt	3,016	17,899
Asset retirement obligation	3,664	—
Operating lease liability	4,276	187
Financing lease liability	1,769	2,236
Deferred tax liability, net	1,732	2,911
Total Liabilities	81,816	75,698

Commitments and Contingencies (Note 12)

Mezzanine Equity:
Placement agent warrants	1,313	1,313

Equity:
9.0% Series A Cumulative Perpetual Preferred Stock, par value $0.001 per share, $25.00 liquidation preference; authorized 6,040,000; 4,920,045 shares issued and outstanding as of June 30, 2026 and 4,928,545 shares issued and outstanding as of December 31, 2025	5	5
Series B Preferred Stock, par value $0.0001 per share, authorized 187,500; 0 shares issued and outstanding as of June 30, 2026 and 62,500 shares issued and outstanding as of December 31, 2025	—	—
Common stock, par value $0.001 per share, authorized 375,000,000; 225,986,784 shares issued and 225,821,479 shares outstanding as of June 30, 2026 and 102,617,684 shares issued and 102,531,089 shares outstanding as of December 31, 2025	226	103
Additional paid-in capital	575,594	435,030
Accumulated deficit	(405,890)	(367,715)
Common stock in treasury, at cost, 165,305 shares at June 30, 2026 and 86,595 shares at December 31, 2025	(14,004)	(13,873)
Total Soluna Holdings, Inc. Stockholders’ Equity (Deficit)	155,931	53,550
Non-Controlling Interest	54,454	57,383
Total Equity	210,385	110,933
Total Liabilities, Mezzanine Equity, and Equity	$293,514	$187,944
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soluna Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
For the Three and Six Months Ended June 30, 2026 and 2025

(Dollars in thousands, except per share)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Cryptocurrency mining revenue	$1,720	$2,861	$3,889	$5,860
Data hosting revenue	12,653	3,136	19,341	5,538
Wind energy generation revenue	366	—	366	—
Demand response service revenue	321	161	858	668
High-performance computing service revenue	—	—	—	28
Total revenue	15,060	6,158	24,454	12,094
Operating costs:
Cost of cryptocurrency mining revenue, exclusive of depreciation	958	1,767	2,616	3,721
Cost of data hosting revenue, exclusive of depreciation	7,672	1,617	11,291	2,945
Cost of wind energy generation revenue, exclusive of depreciation	2,253	—	2,253	—
Cost of high-performance computing services	—	—	—	7
Cost of cryptocurrency mining revenue- depreciation	992	1,074	2,047	2,147
Cost of data hosting revenue- depreciation	1,366	512	2,513	913
Cost of wind energy generation revenue- depreciation and accretion expense	1,053	—	1,053	—
Total costs of revenue	14,294	4,970	21,773	9,733
Operating expenses:
General and administrative expenses, exclusive of depreciation and amortization	15,239	5,397	31,379	11,344
Depreciation and amortization associated with general and administrative expenses	2,400	2,403	4,801	4,807
Total general and administrative expenses	17,639	7,800	36,180	16,151
Impairment on intangibles	70	—	70	—
Impairment on fixed assets	—	12	—	12
Operating loss	(16,943)	(6,624)	(33,569)	(13,802)
Interest expense	(3,167)	(1,196)	(4,648)	(2,034)
(Loss) gain on debt extinguishment and revaluation, net	(4,197)	—	(4,197)	551
Loss on sale of fixed assets and deposits on equipment	(585)	(22)	(553)	(22)
Fair value adjustment gain (loss)	246	—	246	(118)
Other financing expense	(5)	(255)	(569)	(456)
Other income (expense), net	1,480	(291)	1,593	(286)
Loss before income taxes	(23,171)	(8,388)	(41,697)	(16,167)
Income tax benefit, net	547	608	1,171	1,033
Net loss	(22,624)	(7,780)	(40,526)	(15,134)
(Less) Net loss (income) attributable to non-controlling interest	1,915	398	2,351	196
Net loss attributable to Soluna Holdings, Inc.	$(20,709)	$(7,382)	$(38,175)	$(14,938)

Basic and Diluted loss per common share:
Basic & Diluted loss per share	$(0.18)	$(0.93)	$(0.41)	$(2.10)

Weighted average shares outstanding (Basic and Diluted)	130,975,761	11,146,141	107,668,028	9,939,450
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soluna Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
For the Year Ended December 31, 2025
And the Three and Six Months Ended June 30, 2026 (Unaudited)
(Dollars in thousands, except per share)

		Preferred Stock				Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Non- Controlling Interest	Total Equity
	Mezzanine Equity	Series A Shares	Amount	Series B Shares	Amount	Shares	Amount			Shares	Amount
January 1, 2025	$—	4,953,545	$5	62,500	$—	10,647,761	$11	$315,607	$(314,304)	40,741	$(13,798)	$39,841	$27,362

Net (loss) income	—	—	—	—	—	—	—	—	(7,556)	—	—	202	(7,354)

Stock-based compensation	—	—	—	—	—	—	—	1,847	—	—	—	—	1,847

Issuance of shares – warrant exercise	—	—	—	—	—	384,721	—	—	—	—	—	—	—

Restricted stock units vested	—	—	—	—	—	3,432	—	—	—	—	—	—	—

Issuance of shares- SEPA draws	—	—	—	—	—	1,512,872	2	2,121	—	—	—	—	2,123

Contribution from Non-Controlling interest	—	—	—	—	—	—	—	—	—	—	—	4,310	4,310

Distribution to Non-Controlling interest	—	—	—	—	—	—	—	—	—	—	—	(1,295)	(1,295)

March 31, 2025	$—	4,953,545	$5	62,500	$—	12,548,786	$13	$319,575	$(321,860)	40,741	$(13,798)	$43,058	$26,993

Net loss	—	—	—	—	—	—	—	—	(7,382)	—	—	(398)	(7,780)

Stock-based compensation	—	—	-	—	—	—	—	1,942	—	—	—	—	1,942

Issuance of shares – warrant exercise	—	—	—	—	—	59,131	—	—	—	—	—	—	—

Restricted stock units vested	—	—	—	—	—	6,600	—	—	—	—	—	—	—

Issuance of shares-Restricted stock awards	—	—	—	—	—	2,140,683	2	(2)	—	—	—	—	—

Issuance of shares- ATM settlements	—	—	—	—	—	3,340,663	3	2,043	—	—	—	—	2,046

Issuance of shares- Green Cloud issuance	—	—	—	—	—	1,000,000	1	(1)	—	—	—	—	—

Contribution from Non-Controlling interest	—	—	—	—	—	—	—	—	—	—	—	7,542	7,542

Distribution to Non-Controlling interest	—	—	—	—	—	—	—	—	—	—	—	(1,424)	(1,424)

June 30, 2025	$—	4,953,545	$5	62,500	$—	19,095,863	$19	$323,557	$(329,242)	40,741	$(13,798)	$48,778	$29,319

Net loss	—	—	—	—	—	—	—	—	(23,956)	—	—	(1,831)	(25,787)

Stock-based compensation	—	—	—	—	—	—	—	1,882	—	—	—	—	1,882

Issuance of shares-warrant exercise	—	—	—	—	—	17,254,463	17	28,193	—	—	—	—	28,210

Issuance of shares- July equity financing	—	—	—	—	—	9,090,909	9	5,028	—	—	—	—	5,037

Issuance of shares – Restricted stock awards	—	—	—	—	—	2,751,078	3	(3)	—	—	—	—	—

Issuance of shares- ATM settlements	—	—	—	—	—	14,649,141	15	20,738	—	—	—	—	20,753

Issuance of shares- SEPA draws	—	—	—	—	—	1,487,128	1	4,169	—	—	—	—	4,170

Forfeiture of RSA shares	—	(25,000)	—	—	—	(236,051)	—	—	—	—	—	—	—

Warrant issuance and revaluation	—	—	—	—	—	—	—	2,869	—	—	—	—	2,869

Warrant revaluated to liability	—	—	—	—	—	—	—	(5,034)	—	—	—	—	(5,034)

Contribution from Non-Controlling interest	—	—	—	—	—	—	—	—	—	—	—	12,902	12,902

Distribution to Non-Controlling interest	—	—	—	—	—	—	—	—	—	—	—	(856)	(856)

September 30, 2025	$—	4,928,545	$5	62,500	$—	64,092,531	$64	$381,399	$(353,198)	40,741	$(13,798)	$58,993	$73,465

Net loss	—	—	—	—	—	—	—	—	(14,517)	—	—	(1,553)	(16,070)

Stock-based compensation	—	—	—	—	—	—	—	4,895	—	—	—	—	4,895

Issuance of shares –warrants exercise	—	—	—	—	—	7,505,223	8	4,670	—	—	—	—	4,678

Restricted stock units vested	—	—	—	—	—	78,210	—	—	—	—	—	—	—

Issuance of shares – Restricted stock awards	—	—	—	—	—	19,392,598	19	(19)	—	—	—	—	—

Issuance of shares- ATM settlements	—	—	—	—	—	5,601,358	6	11,348	—	—	—	—	11,354

Warrant liability revalued to equity	—	—	—	—	—	—	—	4,827	—	—	—	—	4,827

Issuance of shares- December equity offering	1,313	—	—	—	—	5,929,944	6	28,363	—	—	—	—	28,369

Issuance of merger shares	—	—	—	—	—	17,820	—	—	—	—	—	—	—

Warrant redemption	—	—	—	—	—	—	—	(453)	—	—	—	—	(453)

Treasury share conversion	—	—	—	—	—	—	—	—	—	45,854	(75)	—	(75)

Contribution from Non- Controlling interest	—	—	—	—	—	—	—	—	—	—	—	7,480	7,480

Distribution to Non-Controlling interest	—	—	—	—	—	—	—	—	—	—	—	(7,537)	(7,537)

December 31, 2025	$1,313	4,928,545	$5	62,500	$—	102,617,684	$103	$435,030	$(367,715)	86,595	$(13,873)	$57,383	$110,933

		Preferred Stock				Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Non- Controlling Interest	Total Equity
	Mezzanine Equity	Series A Shares	Amount	Series B Shares	Amount	Shares	Amount			Shares	Amount

January 1, 2026	$1,313	4,928,545	$5	62,500	$—	102,617,684	$103	$435,030	$(367,715)	86,595	$(13,873)	$57,383	$110,933

Net loss	—	—	—	—	—	—	—	—	(17,466)	—	—	(436)	(17,902)

Stock-based compensation	—	—	—	—	—	—	—	10,222	—	—	—	—	10,222

Issuance of shares – warrant exercise	—	—	—	—	—	8,149,200	8	—	—	—	—	—	8

Issuance of shares-Restricted stock awards	—	—	—	—	—	1,373,000	1	(1)	—	—	—	—	—

Issuance of shares- Series B conversion	—	—	—	(5,310)	—	553,125	1	(1)	—	—	—	—	—

SEPA commitment fee share issuance	—	—	—	—	—	335,976	—	250	—	—	—	—	250

Merger shares	—	—	—	—	—	10,692	—	—	—	—	—	—	—

Forfeiture of Restricted Stock Award shares	—	(8,500)	—	—	—	(1,236,042)	(1)	1	—	—	—	—	—

Warrant adjustment and other	—	—	—	—	—	—	—	682	—	—	—	—	682

Contribution from Non-Controlling interest	—	—	—	—	—	—	—	—	—	—	—	10,918	10,918

Distribution to Non-Controlling interest	—	—	—	—	—	—	—	—	—	—	—	(2,068)	(2,068)

March 31, 2026	$1,313	4,920,045	$5	57,190	$—	111,803,635	$112	$446,183	$(385,181)	86,595	$(13,873)	$65,797	$113,043

Net (loss) income	—	—	—	—	—	—	—	—	(20,709)	—	—	(1,915)	(22,624)

Stock-based compensation	—	—	—	—	—	—	—	9,480	—	—	—	—	9,480

Issuance of shares – warrant exercise	—	—	—	—	—	3,239,951	3	2,542	—	—	—	—	2,545

Restricted stock units vested	—	—	—	—	—	32,366	—	—	—	—	—	—	—

Issuance of shares- restricted stock awards	—	—	—	—	—	20,510,835	21	(21)	—	—	—	—	—

Issuance of shares- ATM settlements	—	—	—	—	—	74,174,213	74	113,391	—	—	—	—	113,465

Issuance of shares- SEPA draws	—	—	—	—	—	10,237,605	10	18,672	—	—	—	—	18,682

Merger shares	—	—	—	—	—	30,888	—	—	—	—	—	—	—

Issuance of shares- Series B conversion	—	—	—	(57,190)	—	5,957,291	6	(6)	—	—	—	—	—

Warrant adjustment and other	—	—	—	—	—	—	—	3,249	—	—	—	—	3,249

Shares withheld for taxes/ purchase of treasury shares	—	—	—	—	—	—	—	—	—	78,710	(131)	—	(131)

Purchase of D1A membership interest	—	—	—	—	—	—	—	(10,993)	—	—	—	(5,507)	(16,500)

Purchase of D1B membership interest	—	—	—	—	—	—	—	(4,845)	—	—	—	(3,921)	(8,766)

Series B dividend payment	—	—	—	—	—	—	—	(2,058)	—	—	—	—	(2,058)

June 30, 2026	$1,313	4,920,045	$5	—	$—	225,986,784	$226	$575,594	$(405,890)	165,305	$(14,004)	$54,454	$210,385
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soluna Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2026 and 2025

	Six Months Ended June 30,
(Dollars in thousands)	2026	2025
Operating Activities
Net loss	$(40,526)	$(15,134)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	5,494	3,121
Amortization expense	4,841	4,746
Stock-based compensation	19,702	3,789
Deferred income taxes	(1,179)	(1,051)
Right of first refusal amortization gain	(135)	—
Impairment on fixed assets and intangibles	70	12
Amortization of operating and finance lease asset	155	30
Loss (gain) on debt extinguishment and revaluation, net	4,197	(551)
Amortization of deferred financing costs and discount on notes	2,209	338
Fair value adjustments, including SEPA	(246)	118
SEPA commitment cost	250	—
Accretion of asset retirement obligation	79	—
Loss on sale of fixed assets and deposit on equipment, net	553	22
Changes in operating assets and liabilities:
Accounts receivable	277	44
Prepaid expenses and other current assets	(1,847)	(455)
Other long-term assets	—	1,607
Accounts payable	(2,528)	1,102
Contract termination liability	—	(667)
Deferred revenue	(249)	—
Operating lease liabilities	123	(30)
Other liabilities and customer deposits	914	644
Accrued liabilities and interest payable	(3,709)	1,042
Net cash used in operating activities	(11,555)	(1,273)
Investing Activities
Purchases of property, plant, and equipment	(9,483)	(7,790)
Purchases of intangible assets	(68)	(83)
Proceeds from sale of property, plant, and equipment	32	—
Briscoe acquisition purchase, net of cash acquired	(51,415)	—
Deposits on equipment	(4,130)	(476)
Net cash used in investing activities	(65,064)	(8,349)
Financing Activities
Proceeds from common stock warrant exercises	2,553	—
Proceeds from sale of common stock on SEPA	18,928	2,005
Proceeds from notes	24,500	5,269
Proceeds from sale of common stock on ATM	113,465	2,046
Payments on notes and deferred financing costs	(18,026)	(3,275)
Payments on Series B dividends	(2,058)	—
Costs on treasury stock	(131)	—
Payments on financing lease liabilities	(113)	—
Purchase of membership interest of Dorothy 1A and Dorothy 1B	(25,266)	—
Contributions from non-controlling interest	10,918	11,852
Distributions to non-controlling interest	(5,705)	(3,575)
Net cash provided by financing activities	119,065	14,322

Increase (decrease) in cash & restricted cash	42,446	4,700
Cash & restricted cash – beginning of period	88,843	10,453
Cash & restricted cash – end of period	$131,289	$15,153

Supplemental Disclosure of Cash Flow Information
Interest paid on debt	2,248	685
Fair value consideration for Green Cloud issuance of shares	—	810
Construction in progress included in accounts payable and accrued liabilities	2,743	—
Warrant consideration in relation to Generate and Yorkville Warrants	3,249	—
Noncash membership distribution accrual	—	323
Warrant adjustment	682	—
Noncash activity right-of-use assets adjustment	430	—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Nature of Operations
Description of Business
Unless the context requires otherwise in these notes to the consolidated condensed financial statements, the terms “SHI,” "Soluna," “the “Company,” “we,” “us,” and “our” refer to Soluna Holdings, Inc. together with its consolidated subsidiaries, “SDI” refers to Soluna Digital, Inc., “Soluna Cloud” or “Cloud” refers to Soluna Cloud, Inc., “SEI” refers to Soluna Energy, Inc., and "Soluna Wind" refers to Soluna Wind Holdings, Inc.
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
Soluna Holdings, Inc. was originally incorporated in the State of New York in 1961 as Mechanical Technology, Incorporated and reincorporated in the State of Nevada on March 24, 2021. On March 23, 2021, SHI's common stock commenced trading on The Nasdaq Stock Market LLC ("Nasdaq"). Headquartered in Albany, New York, the Company changed its name from “Mechanical Technology, Incorporated” to Soluna Holdings, Inc. on November 2, 2021. On October 29, 2021, Soluna Callisto Holdings, Inc. ("Soluna Callisto") merged into Soluna Computing, Inc. (“SCI”), a private green data center development company and subsidiary of SHI. SCI subsequently sold and transferred all its assets in December 2023 to the Company. SHI conducts its business through its wholly owned subsidiary, Soluna Digital, Inc. (“SDI”). Additionally, SHI formed Soluna Cloud, Inc. (“Soluna Cloud”) on March 24, 2024, to operate cloud, colocation, and data hosting services related to high performance computing and AI. On April 2, 2024, SHI formed Soluna Energy, Inc. (“SEI”) to own and manage renewable energy power purchase agreements and land leases through a series of service subsidiaries. In January 2026, SHI formed Soluna Wind Holdings, Inc. to own and operate wind-powered energy generation facilities through its subsidiaries.
As of June 30, 2026, the Company has five operating projects under management. In 2021, the Company constructed a 25 MW data center and commenced operations in its Murray, Kentucky location ("Project Sophie"). The Company’s Texas site (“Project Dorothy”), located at the Briscoe wind farm, holds the potential for up to 100 MW of data center capacity. By June 2024, SHI had energized 50 MW of the site across two phases, Project Dorothy 1A and 1B. On July 22, 2024, the Company closed financing for the 48 MW data center (the “Project Dorothy 2”). Project Dorothy 2 is financed by Soluna2 SLC Fund II Project Holdco LLC, an investment vehicle of Spring Lane Capital (“SLC”) and SDI. As of June 30, 2026, SDI has 100% Class A membership and 0% Class B membership interest in Project Dorothy 2. On July 22, 2025, the Company closed financing with SLC for Project Kati 1, a data center campus in Willacy County, Texas. Project Kati 1 has a total capacity of 83 MW. As of June 30, 2026, SDI has 100% Class A membership and 13% Class B membership interest in Project Kati 1.

On April 1, 2026, the Company acquired 100% of the issued and outstanding membership interests in Briscoe Wind Farm, LLC ("Briscoe"), a 150 MW capacity wind generation project. See Note 5 for details.

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

The information presented in the accompanying condensed consolidated balance sheet as of December 31, 2025 has been derived from the Company’s audited consolidated financial statements. All other information has been derived from the Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2026 and June 30, 2025.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its subsidiaries, including the Company’s variable interest entities disclosed in Note 16. All intercompany balances and transactions are eliminated in consolidation.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and highly liquid short-term investments with original maturities of less than three months.
Restricted Cash
Restricted cash relates to cash that is legally restricted as to withdrawal and usage or is being held for a contractual purpose and thus not available to the Company for immediate or general business use. As of June 30, 2026, the Company had restricted cash of approximately $17.9 million, of which $10.0 million was classified as current and $7.9 million was classified as non-current. As of December 31, 2025, the Company had restricted cash of approximately $12.4 million, of which $4.5 million was classified as current and $7.9 million was classified as non-current. Restricted cash consists primarily of customer deposits held for less than 12 months and amounts restricted under debt covenants; the non-current balance relates to a collateralized deposit.

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

The Company has cash deposits in excess of federally insured limits but does not believe them to be at risk. The Company notes that as of June 30, 2026, the cash deposits in excess of federally insured limits was approximately $130.8 million.

Deposits on equipment
As of June 30, 2026 and December 31, 2025, the Company had approximately $208 thousand and $1.4 million, respectively, in deposits on equipment that had not yet been received by the Company. Once the Company receives such equipment in a subsequent period, the Company will reclassify such balance into Property, Plant and Equipment, net.
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
Loan Commitment assets
The Credit Agreement (see Note 10) contained a commitment from the lender for an additional tranche of debt under certain conditions. The Company incurred costs and fees to obtain a nonrevolving loan commitment. The accounting for warrants issued and fees paid to lenders in connection with a nonrevolving loan commitment are initially treated as an asset. As discussed in Credit Agreement in Note 10, the Company can draw up to $35.5 million between the first three tranches and can draw an additional $64.5 million upon subsequent approval by the lenders. The Company allocated the warrants issued and fees paid to the lenders in connection the nonrevolving loan commitment between the draws to date of $17.0 million and the remaining $18.5 million between debt issuance costs and loan commitment assets. As discussed in Note 10, the Tranche B loan commitments changed from $18.5 million to $6.0 million. Because the commitment was contractually terminated in part, the Company wrote off approximately $2.0 million of unamortized deferred costs attributable to that reduction, which is reflected in loss on extinguishment of debt for the three and six months ended June 30, 2026. Following Amendment No. 1, a loan commitment asset of $979 thousand remained, attributable to the $6.0 million undrawn Tranche B commitment, which by its terms is available to be drawn through October 31, 2026, subject to the conditions to borrowing set forth in the Credit Agreement.

During the three months ended June 30, 2026, management concluded that the Company will not draw the remaining $6.0 million Tranche B commitment prior to its expiration on October 31, 2026. This conclusion reflects management's intent not to utilize the commitment, as well as the conditions to borrowing under the Credit Agreement, which require, among other things, that no Default or Event of Default exist on the applicable borrowing date and which, in light of the covenant matters described in Note 10, limit the periods during which the conditions to a Tranche B borrowing could be satisfied prior to expiration.
As a result, the Company determined that the period benefited by the remaining loan commitment asset had ended and wrote off the remaining balance of $979 thousand during the three and six months ended June 30, 2026. The write-off represents an acceleration of amortization arising from a change in the estimated period benefited by a deferred cost and was accounted for prospectively as a change in accounting estimate in the period of change in accordance with ASC 250-10-45-17 and ASC 835-30-35-2. The charge is recorded within interest expense and is presented in the amortization of deferred financing costs component in the condensed statement of cash flows. No amount was recognized as a loss on extinguishment of debt under ASC 470-50, because the Tranche B commitment has not been contractually terminated, reduced, or modified and remains legally available to the Borrowers through its expiration. No loan commitment asset remained as of June 30, 2026.
Revenue recognition
Refer to the Annual Report in relation to the revenue recognition of data hosting, cryptocurrency mining, and demand service revenue.
In relation to the acquisition of Briscoe in April 2026, a new revenue stream was included for the Company: Wind Energy Generation. Briscoe derives its revenue from the sale of power and renewable energy credits ("RECs"). Briscoe sells power to the wholesale market at its nodal settlement point and is recorded as the underlying energy is generated. Commencing in 2023, Briscoe sold an increasing portion of its power through a Power Purchase Agreement ("PPA") with Golden Spread Electric Cooperative, Inc. ("GSEC"). At times, Briscoe may be subject to negative pricing at its nodal settlement point when selling electricity within the wholesale market due to severe congestion on the transmission lines within the ERCOT West Hub region. Wind Energy Generation revenue is comprised of three forms of revenue:
Merchant revenue: The Company evaluated its wholesale energy revenue and determined that it does not meet the definition of a lease or a derivative and accordingly, will be accounted for under ASC 606. Under Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("ASC 606"), a contract's transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The Company views the sale of power as a series of distinct goods that is substantially the same and has the same pattern of transfer measured by the output method. Accordingly, the Company applied the practical expedient as the right to consideration corresponds directly to the value provided to the customer to recognize revenue at the invoice amount.

PPA revenue: The Company evaluated the GSEC PPA and determined that it does not meet the definition of a lease or a derivative and accordingly, will be accounted for under ASC 606. The Company views the sale of energy under the PPA as single performance obligation that the customer simultaneously receives and consumes as the entity performs. Revenue is recognized using an output method as the quantities are delivered to the customer. The customer is invoiced monthly an amount equal to energy multiplied by the variable market rate as published by ERCOT and all curtailed energy multiplied by a rate of $20.70/MWh. The Company applied the practical expedient available under ASC 606 as the right to consideration corresponds directly to the value provided to the customer to recognize revenue at the invoiced amount and recognizes revenue in the statements of operations when the energy is delivered. The Company notes that all the PPA revenue is eliminated in consolidation as all sales are with the Company's Dorothy entities, which in turn lowers the Company's cost of revenue.
REC revenue: Under the renewable portfolio standards in Texas, the Wind Energy System will generate a REC for each megawatt hour of energy delivered. The Company's individual REC sales reflect a fixed quantity, fixed price structure over a specified term or are sold at the spot market. The Company views REC products in these arrangements as distinct performance obligations satisfied at a point in time. Since the REC products delivered to the customers are not bundled with the power sold to ERCOT or GSEC but rather are sold at specified points under separate contractual arrangements, these RECs are recognized into revenue when delivered and invoiced under ASC 606.
Change in Presentation
Beginning on April 1, 2026, the Company began recording electricity costs incurred as part of providing performance obligations to its customers within the data hosting revenue financial statements caption and associated electricity costs within the cost of data hosting revenue, exclusive of depreciation financial statement caption on the statement of operations. These electricity costs are subsequently passed on to the customer with no mark-up. $2.4 million, $3.2 million, and $1.9 million of the comparable costs were incurred for the quarter ending June 30, 2025, March 31, 2026, and March 31, 2025, respectively.
Asset retirement obligation
With the acquisition of Briscoe in April 2026, the Company obtained an asset retirement obligation. Briscoe has a contractual obligation to remove its Wind Energy System following the expiration of its operating site leases. The leases require that, upon lease termination, the leased land be restored to an agreed-upon condition, effectively retiring the Wind Energy System. Briscoe is required to record the present value of the estimated obligation as it is incurred relating to the Wind Energy System. During the second quarter of 2026, the Company received an independent third-party decommissioning study, which was used to refine management's estimate of the timing and amount of the costs to remove the Wind Energy System and restore the leased land.
Reclassification
Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations or net assets.

3. Accounts Receivable, net
Accounts receivables consist of the following at:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Data hosting	$5,339	$4,750
Demand response service receivable	1,096	745
Proprietary mining Coinbase receivable	13	27
Wind energy generation receivable	73	—
Other	216	244
	6,737	5,766
Less: Allowance for expected credit losses	—	(244)
	$6,737	$5,522
The Company’s allowance for expected credit loss was $0 at June 30, 2026 and $244 thousand at December 31, 2025, respectively. The Company wrote off approximately $244 thousand against the Company's allowance during the six months ended June 30, 2026 after determining the receivable was uncollectible.
Rollforward of Allowance of Expected Credit Losses:

(Dollars in thousands)	January 1, 2026- June 30, 2026	January 1, 2025 – December 31, 2025

Allowance for expected credit losses, beginning of period	$244	$244
Current period credit provision	—	—
Write offs charged against the allowance	(244)	—
Recoveries collected	—	—
Allowance of expected credit losses, end of period	$—	$244
4. Property, Plant and Equipment, net
Property, plant and equipment consist of the following at:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Land and land improvements	$7,319	$4,471
Wind energy generation	51,572	—
Buildings and leasehold improvements	49,919	36,464
Computers and related software	14,343	13,542
Machinery and equipment	27,355	19,522
Office furniture and fixtures	87	74
Construction in progress	8,116	16,215
	158,711	90,288
Less: Accumulated depreciation	(20,910)	(15,505)
	$137,801	$74,783

Depreciation expense was approximately $3.3 million and $1.6 million for the three months ended June 30, 2026 and 2025, respectively. Depreciation expense was approximately $5.5 million and $3.1 million for the six months ended June 30, 2026 and 2025, respectively.
The Briscoe Project wind generation facility as discussed in Note 5 was measured at fair value as of April 1, 2026. The assigned fair value of approximately $51.6 million is being depreciated on a straight-line basis over fifteen years, the estimated remaining useful life of the facility.
5. Briscoe Asset Acquisition
Overview of the Transaction

On April 1, 2026 (the “Closing Date”), Soluna DV Wind SponsorCo, LLC (the “Tranche C Borrower”), a wholly owned indirect subsidiary of the Company, completed the acquisition of 100% of the issued and outstanding membership interests in Briscoe Wind Farm, LLC (“Briscoe”) pursuant to a Membership Interest Purchase Agreement (the “MIPA”) with Briscoe Wind Project Holdings I, LLC, JPM Capital Corporation, and Morgan Stanley Wind, LLC (collectively, the “Sellers”).

Through the MIPA, the Tranche C Borrower acquired an approximately 150-megawatt (“MW”) nameplate-capacity wind-powered electric generation facility (the “Briscoe Project”) located in Briscoe and Floyd Counties, Texas, adjacent to the Company's Dorothy campus in Silverton. The Briscoe Project has been in commercial operation since November 13, 2015, and consists of 81 wind turbines.

Simultaneous with the closing of the MIPA, the Sellers’ pre-existing credit facilities, subordinated notes, and tracking account liability encumbering Briscoe were repaid in full from the proceeds received from the Company, and all related liens were released. Accordingly, none of such indebtedness was assumed by the Company.

The Company evaluated the acquisition under Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. Because substantially all of the fair value of the gross assets acquired is concentrated in the Briscoe Project wind generation facility and its directly associated assets—comprising a single group of similar identifiable assets—the acquisition does not meet the definition of a business under ASC 805-10-55. Accordingly, the transaction has been accounted for as an asset acquisition pursuant to ASC 805-50.

Under asset acquisition accounting, transaction costs directly attributable to the acquisition are capitalized as part of the cost of the acquired assets rather than expensed as incurred. The total acquisition cost of approximately $55.9 million, inclusive of base purchase price of $53.0 million, closing net working capital adjustments of approximately $1.4 million and capitalized out-of-pocket transaction costs of approximately $1.5 million, is allocated to the identifiable assets acquired and liabilities assumed on the basis of their relative fair values at the Closing Date. No goodwill is recognized in an asset acquisition.

Allocation of Acquisition Cost

The total acquisition cost of approximately $55.9 million has been allocated to the identifiable assets acquired and liabilities assumed as of the Closing Date based on their relative fair values, as follows:

(Dollars in thousands)	April 1, 2026
Cash	$1,055
Restricted cash, current	3,389
Accounts receivable	1,492
Prepaid expenses and other current assets	2
Other long term assets	20
Operating lease right-of-use assets	3,933
Property, plant and equipment	51,572
Power Purchase Agreement intangible asset	2,650
Accounts payable	(441)
Accrued liabilities	(219)
Operating lease liability, current	(43)
Operating lease liability, noncurrent	(3,966)
Asset retirement obligation	(3,585)
Net assets acquired	$55,859

Acquisition Financing

In connection with the closing, the Company amended its existing Credit Agreement with Generate Lending, LLC to establish a new Tranche C Loan Commitment of $12.5 million (the “Tranche C Loan”) to finance the acquisition, with a corresponding reduction of the unfunded Tranche B Loan Commitment by $12.5 million. The unamortized deferred financing costs of approximately $2.0 million associated with the $12.5 million reduction in the Tranche B Loan Commitment were written off upon execution of the amendment and are reflected as loss on extinguishment of debt in the condensed consolidated statements of operations for the three and six months ended June 30, 2026.

Debt issuance costs of approximately $977 thousand were deducted from gross proceeds, resulting in net proceeds of approximately $11.5 million. Concurrently, the Company issued to Generate Strategic Credit Master Fund I-B, L.P., an affiliate of the Lender, in a private placement: (i) a pre-funded warrant to purchase up to 700,000 shares of Common Stock; (ii) a common warrant to purchase up to 1,350,000 shares of Common Stock; and (iii) a common warrant to purchase up to 650,000 shares of Common Stock. The warrants were initially measured at fair value at approximately $1.6 million, and are classified as equity instruments; they are not subject to subsequent remeasurement. The fair value of the warrants were recorded as a discount on the Tranche C Loan, and will be amortized over the life of the Tranche C Loan. See Note 10 for details.

6. Intangible Assets, net
Intangible assets consist of the following as of June 30, 2026:

(Dollars in thousands)	Intangible Assets	Impairment	Accumulated Amortization	Total

Strategic pipeline contract	$46,885	$—	$43,760	$3,125
Assembled workforce	500	—	466	34
Power purchase agreement	2,650	—	94	2,556
Patents	468	70	45	353
Total	$50,503	$70	$44,365	$6,068
Intangible assets consist of the following as of December 31, 2025:

(Dollars in thousands)	Intangible Assets	Accumulated Amortization	Total

Strategic pipeline contract	$46,885	$39,071	$7,814
Assembled workforce	500	416	84
Patents	400	37	363
Total	$47,785	$39,524	$8,261
Amortization expense for the three months ended June 30, 2026 and 2025 was approximately $2.5 million and $2.4 million, respectively. Amortization expense for the six months ended June 30, 2026 and 2025 was approximately $4.8 million and $4.7 million, respectively.
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
As part of the Briscoe acquisition discussed in Note 5, the Company identified an above-market PPA with GSEC, which was initially executed February 24, 2023, as an identifiable intangible asset. The PPA provides for the sale of an increasing portion of the Briscoe Project’s energy output to GSEC, commencing at 25 MW and escalating toward full project capacity. The fair value assigned to the PPA intangible asset is $2.65 million, which is being amortized on a straight-line basis over its estimated remaining useful life of 7 years, resulting in quarterly amortization expense of approximately $94 thousand.
The Company expects to record amortization expense of intangible assets over the next five years and thereafter as follows:

(Dollars in thousands)
Year	2026
2026 (remainder of the year)	$3,361
2027	400
2028	401
2029	400
2030	400
Thereafter	1,106
Total	$6,068

7. Accrued Liabilities
Accrued liabilities consist of the following at:

(Dollars in thousands)	June 30, 2026	December 31, 2025

Salaries, wages, and related expenses	$1,655	$2,204
Liability to shareholders for previous acquisition	363	363
Legal, audit, tax, and professional fees	782	1,786
Sales tax accrual	53	146
Real estate taxes accrual	867	453
Hosting and utility fees	784	1,541
Construction and facility fees	2,957	2,252
Financing fee accrual	65	773
Membership distribution accrual	—	3,637
Other	23	27
Total	$7,549	$13,182
Contract termination liability
In June 2024, Soluna AL Cloudco, LLC (“CloudCo”), a subsidiary of Soluna Cloud, entered into an agreement (the “HPE Agreement”) with Hewlett Packard Enterprise Company (“HPE”), with an initial pre-payment of $10.3 million and a total commitment of $34 million over a 36-month period. On March 24, 2025, CloudCo notified HPE of its termination of the HPE Agreement and, on March 26, 2025, HPE notified CloudCo of its termination of the HPE Agreement for cause, effective immediately, due to CloudCo’s material breach of its payment obligations that remained uncured for more than thirty (30) days. The HPE Agreement provided the Company access to datacenter and cloud services for AI and supercomputing applications utilizing NVIDIA H100 GPUs. In accordance with the terms of the HPE Agreement, CloudCo was required to pay all of the unpaid fees that were payable over the entire term of the HPE Agreement. In accordance with the terms of the HPE Agreement, upon a termination for cause by HPE, CloudCo must pay HPE the remaining payment stream under the term of the HPE Agreement, including all upfront payments and monthly charges, plus any fees incurred for the terminated Services (as defined in the HPE Agreement). As of June 30, 2026, the outstanding contract liability is approximately $19.3 million. CloudCo has not made any additional payments under the HPE Agreement since CloudCo notified HPE of its termination of the HPE Agreement.

8. Asset Retirement Obligation
Briscoe has a contractual obligation to remove the wind energy facility and restore leased land upon expiration of the multiple land lease agreements with third-party landowners for the turbine installation sites (the "Site Leases"). The asset retirement obligation was measured at the present value of estimated future removal and restoration costs as of the Closing Date of April 1, 2026 and was recorded at $3.6 million. The measurement reflects management's current estimate of removal and restoration cost; an independent decommissioning study was completed. The obligation will accrete to its estimated future value over the remaining life of the wind facility. For the three and six months ended June 30, 2026, the accretion expense of $79 thousand was included in cost of wind energy generation revenue-depreciation and accretion expense on the condensed consolidated statements of operations.
The following is a summary of total changes in the Company's asset retirement obligation liability that was acquired on April 1, 2026 in relation to the Briscoe acquisition for the three and six months ended June 30, 2026:

(Dollars in thousands)	April 1, 2026- June 30, 2026

Balance at beginning of period	$3,585
Accretion expense	79
Balance at end of period	$3,664
Asset retirement obligation costs may increase or decrease significantly in the future as a result of changes in regulations, changes in engineering designs and technology, permit modifications or updates, changes to the Briscoe Project, inflation or other factors as actual reclamation spending occurs. Asset retirement obligation activities and expenditures generally are made over an extended period of time commencing near the end of the wind energy system life; however, certain reclamation activities may be accelerated if legally required or if determined to be economically beneficial.

9. Income Taxes
During the three and six months ended June 30, 2026, the Company’s effective income tax rate was 2.3% and 2.8%, respectively, and for the three and six months ended June 30, 2025, the Company's effective income tax rate was 7.2% and 6.4%, respectively. The projected annual effective tax rate is less than the Federal statutory rate of 21%, primarily due to the change in the valuation allowance, as well as changes to estimated taxable income for 2026 and permanent differences. For the three months ended June 30, 2026 and 2025, there was a deferred income tax benefit of $547 thousand and $615 thousand, respectively, offset with current tax expense for the three months ended June 30, 2026 and 2025 of approximately $0 thousand and $7 thousand, respectively. For the six months ended June 30, 2026 and 2025, there was a deferred income tax benefit of approximately $1.2 million and $1.1 million, respectively, offset by a $8 thousand and $12 thousand current tax expense for the six months ended June 30, 2026 and 2025, respectively.
In connection with the strategic contract pipeline acquired in the acquisition as further discussed in Note 6, ASC 740-10-25-51 requires the recognition of a deferred tax impact of acquiring an asset in a transaction that is not a business combination when the amount paid exceeds the tax basis on the acquisition date. As such, the Company is required to adjust the value of the strategic contract pipeline by approximately $10.9 million at inception date, which was recorded as a deferred tax liability, and this amount will be amortized over the life of the asset. For the three and six months ended June 30, 2026 and 2025, the Company amortized $547 thousand and $1.2 million, respectively.
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

The Company evaluates its tax positions in accordance with the guidance for accounting for uncertainty in income taxes. Tax benefits are recognized only when it is more likely than not that the position will be sustained upon examination by the relevant taxing authority based on the technical merits of the position. As of June 30, 2026, the Company had no material uncertain tax positions requiring recognition or disclosure in the condensed consolidated financial statements. The Company did not record any interest or penalties related to uncertain tax positions during the three or six months ended June 30, 2026.
The Company believes that the accounting estimate for the valuation of deferred tax assets is a critical accounting estimate because judgment is required in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns. The Company based the estimate of deferred tax assets and liabilities on current tax laws and rates and, in certain cases, business plans and other expectations about future outcomes. In the event that actual results differ from these estimates, or the Company adjusts these estimates in future periods, the Company may need to adjust the recorded valuation allowance, which could materially impact our financial position and results of operations. The Company has a full valuation allowance for the deferred tax assets of $47.8 million on June 30, 2026 and $41.8 million on December 31, 2025, respectively. We will continue to evaluate the ability to realize our deferred tax assets and related valuation allowance on a quarterly basis.
10. Debt
The following table represents total debt outstanding by agreement as of June 30, 2026:

(Dollars in thousands):	Current portion of debt	Long term debt	Total
Generate loan	$23,145	$—	$23,145
Green Cloud Note	6,014	—	6,014
Galaxy loan	944	3,016	3,960
Equipment/Land loan	—	—	—
Total Debt	$30,103	$3,016	$33,119
The following table represents total debt outstanding by agreement as of December 31, 2025:

(Dollars in thousands):	Current portion of debt	Long term debt	Total
Generate loan	$3,713	$10,213	$13,926
Green Cloud Note	4,361	3,112	7,473
Galaxy loan	784	3,499	4,283
Equipment/Land loan	—	1,075	1,075
Total Debt	$8,858	$17,899	$26,757

The Company notes as of June 30, 2026, there is approximately $33.1 million in debt outstanding, made up of approximately $37.9 million in principal outstanding less approximately $4.8 million in debt issuance and discounts costs remaining to be amortized over the life of the loans. The following table represents the future minimum principal payments, which excludes potential cash sweeps, due on debt as of June 30, 2026:

(Dollars in thousands)
Year	2026
2026 (remainder of the year)	$5,170
2027	7,678
2028	4,840
2029	5,197
2030	15,036
Total	$37,921

Amounts reflect contractual maturities. As described above, the entire outstanding balance under the Generate Credit Agreement has been classified as current as of June 30, 2026 notwithstanding its contractual amortization schedule.

Generate Credit Agreement

(Dollars in thousands)	Maturity Date		Interest Rate	January 1, 2026- June 30, 2026	September 12, 2025 – December 31, 2025
Tranche A-1	September 12, 2030	*	13.65%	$4,776	$5,500
Tranche A-3	September 12, 2030	*	13.65%	11,414	11,500
Tranche C	September 12, 2030	*	11.62%	12,500	—
Total drawn loan				28,690	17,000
Less: principal payments				(1,182)	(810)
Less: debt discount and issuance costs				(4,363)	(2,264)
Total outstanding note				23,145	13,926
(Less) Current note outstanding				(23,145)	(3,713)
Long-term note outstanding				$—	$10,213
On September 12, 2025, the Company caused its subsidiaries Soluna DVSL ComputeCo, LLC (“Dorothy 1A Borrower”), Soluna DVSL II ComputeCo, LLC (“Dorothy 2 Borrower”), and Soluna KK I ComputeCo, LLC (“Tranche B Borrower” and collectively with Dorothy 1A Borrower and Dorothy 2 Borrower, the “Borrowers”) to enter into a Credit and Guaranty Agreement (the “Credit Agreement”) with Generate Lending, LLC, as administrative agent and collateral agent (the “Agent”), and Generate Strategic Credit Master Fund I-A, L.P. (the “Lender”). The Credit Agreement provides for senior secured term loan commitments in an aggregate principal amount of up to $35.5 million, comprised of (i) Tranche A-1 ($5.5 million), (ii) Tranche A-3 ($11.5 million), and (iii) Tranche B ($18.5 million). In addition, the Credit Agreement permits the Borrowers to request one or more Additional Tranche Loan Commitments (as defined in the Credit Agreement), in the aggregate amount of up to $64.5 million, subject to the approval of the Lender and the Agent, for project-level financing of eligible projects. On September 12, 2025, the Borrowers borrowed approximately $12.6 million under the Credit Agreement, comprised of Tranche A-1 loans and Tranche A-3 loans, and on December 22, 2025, an additional $4.4 million was borrowed on the Tranche A-3 loan. The Company can draw upon Tranche B from September 12, 2025 until October 31, 2026, subject to the conditions set forth in the Credit Agreement. The maturity date for the Tranche A and Tranche B loans is the earlier of (i) payment of outstanding principal, interest, and fees and (ii) September 12, 2030. Additional Tranche Loan Commitments will have maturity dates as set forth in their respective amendments to the Credit Agreement. For the three and six months ended June 30, 2026, interest expense in relation to Tranche A-1, A-3, and B was approximately $703 thousand and approximately $1.5 million, respectively.
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
The loans are subject to scheduled amortization, fees, and prepayment premiums. The Credit Agreement also contains a mandatory prepayment provision, or "cash sweep," requiring a percentage of free cash flow, as defined in the Credit Agreement, to be applied to principal reduction on a periodic basis.
As of June 30, 2026, the entire outstanding principal balance is classified as current as a result of the covenant matters described under "Balance sheet classification" below. In periods in which covenant-related classification does not apply — including as of December 31, 2025 — the outstanding balance is classified between current and noncurrent liabilities based on scheduled amortization and management's estimate of cash sweep prepayments expected to be applied during the following twelve months. That estimate relies on management's internal cash flow forecast, which incorporates assumptions regarding future operating performance, capital expenditures, and working capital needs that are inherently uncertain; actual amounts prepaid under the cash sweep may differ materially from the amounts classified as current.
The obligations are guaranteed by certain Company subsidiaries and secured by first-priority liens on substantially all assets of the Borrowers and guarantors, including pledges of equity interests, security interests in deposit and other collateral accounts (subject to control agreements), and mortgages or deeds of trust on the project sites.
On April 1, 2026, in connection with the Briscoe Project Acquisition as discussed in Note 5, the Company caused the Existing Borrowers and the Tranche C Borrower (collectively, the “Borrowers”) to enter into Consent and Amendment No. 1 to the Credit Agreement and Amendment No. 1 to the Pledge Agreement (the “Amendment”, and the Credit Agreement, as amended by the Amendment, the “Amended Credit Agreement”) with the Agent and the Lender. The Amendment became effective on April 1, 2026 (the “First Amendment Effective Date”).
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
The unamortized deferred financing costs of approximately $2.0 million associated with the $12.5 million reduction in the Tranche B Loan Commitment were written off upon execution of the amendment and are reflected as loss on extinguishment of debt in the condensed consolidated statements of operations for the three and six months ended June 30, 2026.
As of June 30, 2026, $6.0 million of the Tranche B commitment under the Credit Agreement remained undrawn and, by its terms, available through October 31, 2026. During the second quarter of 2026, management concluded that the Company does not intend to draw the remaining Tranche B commitment. See discussion in Note 2- Loan Commitment Assets for further details. Accordingly, the Company wrote off the remaining $979 thousand loan commitment asset associated with the undrawn commitment, which is reflected in interest expense for the three and six months ended June 30, 2026.
The Tranche C loans bear interest at a variable rate based on either ABR or Term SOFR, with margins of 8.0% per annum for SOFR loans and 7.0% per annum for ABR loans. They are also subject to scheduled amortization and mandatory cash sweep prepayments. For the three and six months ended June 30, 2026, interest expense in relation to Tranche C was approximately $534 thousand.

Financial covenants

The Credit Agreement contains customary representations and warranties, affirmative and negative covenants, and events of default for financings of this type. Events of default under the Credit Agreement include, among other things, non-payment of principal, interest or fees, inaccuracy of representations and warranties, breach of covenants, cross-default to certain material indebtedness, bankruptcy and insolvency, and change of control. Upon the occurrence and during the continuance of an event of default, the lenders may declare all outstanding principal and accrued but unpaid interest under the Credit Agreement immediately due and payable and may exercise the other rights and remedies provided under the Credit Agreement and related loan documents. Negative covenants in the Credit Agreement include, among other things, restrictions on the Borrowers and guarantors with respect to incurring additional indebtedness, creating liens on assets, selling assets or making fundamental changes, making restricted payments, entering into affiliate transactions, and using loan proceeds for unauthorized purposes. The Credit Agreement also restricts investments, capital expenditures, and speculative transactions, and requires that all deposit and securities accounts be subject to control agreements. Financial covenants require (i) a minimum trailing Debt Service Coverage Ratio ("DSCR") of 1.60:1.00 and (ii) a minimum Forward Contracted DSCR measured with respect to the applicable projects in the aggregate, of not less than 1.20:1.00. The Forward Contracted DSCR is a forward-looking measure that gives credit only to revenues under executed customer contracts. Revenues that management expects to realize but that are not yet contracted, including merchant revenues, are assumed to be zero for purposes of the calculation. A failure to satisfy the Forward Contracted DSCR that remains unremedied for five days constitutes an event of default under the Credit Agreement, following which the lenders may declare all outstanding principal and accrued interest immediately due and payable. The facility also includes customary mandatory prepayment provisions.
The Credit Agreement permits the Borrowers to cure a financial covenant failure retroactively through a specified equity contribution — a cash equity infusion received within ten business days following delivery of the quarterly compliance certificate, which is then included in the applicable covenant calculations. The Borrowers may make no more than two specified equity contributions in any fiscal year and no more than five over the term of the loans, and no borrowing may be requested or made during the period between a financial covenant event of default and its cure.
Covenant holidays and waivers

On August 7, 2026, the Borrowers and the Administrative Agent, on behalf of the lenders, entered into a Limited Waiver, Consent, and Amendment No. 3 to the Credit Agreement ("Amendment No. 3"). Amendment No. 3 amended the financial covenants in the Credit Agreement to provide that neither the Debt Service Coverage Ratio nor the Forward Contracted DSCR was required to be tested for the June 30, 2026 measurement date. The effectiveness of Amendment No. 3 was conditioned upon the prepayment in full of the Tranche A-1 and Tranche A-3 Loans described below, which occurred on August 10, 2026. Amendment No. 3 also waived certain administrative matters, including the timing of delivery of the April 2026 monthly operating statement, the timing of funding of the maintenance reserve account and the timing of termination of certain legacy bank accounts, and extended the deadline to satisfy certain real estate post-closing obligations relating to the Briscoe Wind Farm to October 15, 2026. As a result of Amendment No. 3 and the prepayment, no default or event of default has occurred or is continuing under the Amended Credit Agreement, and no cross-default or cross-acceleration provision under the Company's other financing arrangements has been triggered.
As amended, the Credit Agreement requires (i) a Debt Service Coverage Ratio of not less than 1.60:1.00, measured quarterly with respect to completed projects in the aggregate, excluding the Dorothy 1A and Dorothy 2 projects following the prepayment, with the Briscoe project first subject to testing on the quarterly measurement date of September 30, 2026; and (ii) a Forward Contracted DSCR of not less than 1.20:1.00, measured quarterly, from which the Briscoe project is excluded and, following the prepayment, the Dorothy 1A and Dorothy 2 projects are also excluded. Notwithstanding the prepayment, the Dorothy 1A Borrower and the Dorothy 2 Borrower remain parties to the Credit Agreement, and the pledges and security interests granted with respect to those borrowers will not be released until the termination of the Credit Agreement.

Prepayment of Tranche A-1 and Tranche A-3 Loans
On August 10, 2026, subsequent to the balance sheet date, Soluna DVSL ComputeCo, LLC and Soluna DVSL II ComputeCo, LLC prepaid in full the Tranche A-1 Loans and Tranche A-3 Loans, respectively, in the aggregate total prepayment amount of approximately $19.1 million, inclusive of accrued and unpaid interest, the applicable prepayment premium of $3.9 million, $15.2 million of the outstanding principal balance and all other amounts then due under the Amended Credit Agreement. Following the prepayment, the Forward Contracted DSCR requirement no longer applies to these borrowers; the related pledges and security interests will not be released until the Debt Termination Date under the Amended Credit Agreement.
Balance sheet classification

Because the Forward Contracted DSCR gives no credit to uncontracted revenues, the Company has concluded it is probable the Borrowers will not satisfy the covenant at measurement dates within the twelve months following June 30, 2026 absent additional contracted revenues or an amendment to the Amended Credit Agreement, and the Amendment No. 3 does not extend the Company's covenant relief for more than one year from the balance sheet date. Accordingly, the Company classified the entire $27.5 million of gross principal outstanding under the Amended Credit Agreement, net of related unamortized deferred financing costs and debt discount of $4.4 million, within the current portion of debt in the condensed consolidated balance sheet as of June 30, 2026. This includes the Tranche A-1 and Tranche A-3 Loans of $13.5 million, net of deferred financing costs, which were prepaid in full in August 2026 as described above. As of December 31, 2025, $10.2 million of these borrowings were classified as noncurrent.

The reclassification is a matter of balance sheet presentation; it did not change the carrying amount of the borrowings and had no effect on the condensed consolidated statements of operations for the three and six months ended June 30, 2026, and it does not reflect any acceleration of the obligations, demand for repayment, or change in the contractual maturity or repayment terms of the loans. The Lender has not accelerated the obligations and has granted covenant relief with respect to both the March 31, 2026 and June 30, 2026 test dates. Management expects the remaining borrowings to be repaid in accordance with their contractual amortization, cash sweep, and maturity provisions and does not consider acceleration to be probable; deferred financing costs and debt discount continue to be amortized to interest expense over the contractual term of the borrowings using the interest method. The Company may enter into discussions with the Lender regarding a potential amendment to the covenant; there can be no assurance that an amendment will be executed on acceptable terms or at all. The borrowings would be reclassified as noncurrent in a future period upon execution of an amendment or a prospective waiver extending more than one year beyond the applicable balance sheet date and a determination that compliance at measurement dates within the succeeding twelve months is probable.

Private Placement
Pursuant to the Amended Credit Agreement, on April 1, 2026, the Company issued to Generate Strategic Credit Master Fund I-B, L.P., an affiliate of the Lender and the Agent (the “Holder”), in a private placement (the “Private Placement”): (i) a pre-funded warrant (the “Pre-Funded Warrant”) to purchase up to 700,000 shares of common stock; (ii) a common warrant to purchase up to 1,350,000 shares of common stock (the “Common Warrant 1”); and (iii) a common warrant to purchase up to 650,000 shares of common stock (the “Common Warrant 2” and, together with the Common Warrant 1, the “Common Warrants” and, collectively, the “Warrants”).
Pre-Funded Warrant
The Pre-Funded Warrant is exercisable immediately and expires on the five-year anniversary of the date of issuance. The Pre-Funded Warrant is exercisable at an exercise price of $0.0001 per share of Common Stock. As of June 30, 2026, the Pre-Funded Warrant has been fully exercised.
Common Warrants
The Common Warrant 1 and Common Warrant 2 are identical except with regard to their exercise price. The Common Warrant 1 has an exercise price of $0.68 per share of Common Stock and the Common Warrant 2 has an exercise price of $0.75 per share of Common Stock. The Common Warrants are exercisable upon issuance and expire on the five-year anniversary of their date of issuance.
The warrants were initially measured at fair value and are classified as equity instruments; they are not subject to subsequent remeasurement. The Company performed a Black-Scholes valuation on April 1, 2026 of the Pre-Funded and Common Warrants generating a fair value of approximately $1.6 million noting the below assumptions:

April 01, 2026
Stock price	$0.67
Exercise price	$0.0001- 0.75
Expected term in years	5.00
Volatility	136%
Risk-free interest rate	3.93%
Green Cloud Note

(Dollars in thousands)	Maturity Date	Interest Rate	January 1, 2026- June 30, 2026	January 1, 2025- December 31, 2025
Term Loan and capitalized interest (excludes debt issuance cost)	June 20, 2027	9%	$7,803	$11,748
Less: principal and capitalized interest payments			(1,628)	(3,945)
Less: debt discount			(49)	(99)
Less: debt issuance costs			(112)	(231)
Total outstanding note			6,014	7,473
(Less) Current note outstanding			(6,014)	(4,361)
Long-term note outstanding			$—	$3,112
On June 20, 2024, pursuant to the terms and subject to the conditions of a Note Purchase Agreement (the “June SPA”) by and among (i) CloudCo, (ii) Soluna Cloud, a Nevada corporation, indirect wholly owned subsidiary of the Company, and parent of CloudCo, (iii) the Company and (iv) the accredited investor named therein (the “Investor” or "Green Cloud", and collectively the “Note Parties”), CloudCo issued to the Investor a secured promissory note in a principal amount equal to $12.5 million (the “Green Cloud Note”). The Green Cloud Note accrues interest at a rate 9% per annum, subject to adjustment upon an event of default. The Green Cloud Note matures on June 20, 2027. CloudCo’s obligations under the Green Cloud Note were secured by all or substantially all of CloudCo’s assets, including pursuant to a security agreement executed and delivered by CloudCo in favor of the Investor (the “CloudCo Security Agreement”, and together with the June SPA and the Green Cloud Note, the “CloudCo Agreements”).
For the three months ended June 30, 2026 and June 30, 2025, the Company incurred approximately $240 thousand and $354 thousand in interest expense in relation to the Green Cloud Note, respectively, which includes interest paid on the note and amortization of deferred financing costs. For the six months ended June 30, 2026 and June 30, 2025, the Company incurred approximately $498 thousand and $744 thousand in interest expense in relation to the Green Cloud Note, respectively, which includes interest paid on the note and amortization of deferred financing costs.
June SPA Modification
On March 21, 2025, the Note Parties entered into a Modification Agreement (the “Modification Agreement”) to, among other things:
(i)provide for the deposit of 1,000,000 shares (the “Escrow Shares”) of the common stock into an escrow account maintained by Northland Securities, Inc., pursuant to an escrow agreement (as further described below),
(ii)provide for the issuance to the Investor of penny warrants to purchase shares of the Company’s common stock. The number of penny warrants (exercise price at $0.01) shall equal $1.25 million divided by the 5-day VWAP of the Company’s common stock at time of issuance. The warrants will be issued at the time the Investor removes its lien on the property of the Company. As of the date of these condensed financial statements, the lien has not yet been removed and the warrants have not been issued,
(iii)amend the payment schedule of the Green Cloud Note to provide (a) for each of the six scheduled payments occurring after the earlier of the effectiveness of a registration statement for the resale of the Escrow Shares and the Conversion Shares (as defined below) or the date that the Escrow Shares and the

Conversion Shares may be sold pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), without any information requirements, the amount of principal and interest payable on such date shall be reduced by 50% (the aggregate amount of the six months of such reductions, the “Specified Amount”) and (b) if the aggregate amount of payments on the Amended Green Cloud Note applied from the proceeds of the sale of the Escrow Shares on or prior to the last six scheduled payments is less than the Specified Amount (such difference, the “Make Whole Amount”), than the amount of each of the remaining scheduled payments shall be increased by an amount equal to the Make Whole Amount divided by the number of remaining scheduled payments,
(iv)modify the Green Cloud Note such that the Green Cloud Note is now convertible into up to 2,500,000 shares of the Company’s common stock based (“Conversion Shares”) on a conversion price of $5.00,
(v)amend the Green Cloud Note to provide that the Company will be a direct co-obligor with CloudCo under the Green Cloud Note; and
(vi)amend the SPA to allow the Company to organize or incorporate any subsidiary, over which the Company shall have voting or beneficial control, which is being formed with the intent to engage in a business or line of business substantially similar to that of Soluna Cloud or the Company, without first paying all of the principal and interest due under the Note and without first obtaining Investor’s prior written consent (collectively, the “June SPA Modification”).
The joint-and-several liability arrangement is between the Company and CloudCo. While no written agreement has been created to establish the amount that each entity agrees to pay under the obligation, the nature of the relationship is such that the Company has taken a significant role in the economics of the Green Cloud Note. The Company expects to make any necessary payments on behalf of CloudCo in order to prevent default on the Green Cloud Note because the Investor has a lien on all property and assets of the Company in connection with the Green Cloud Note. Based on quantitative analysis performed by the Company, it was determined that the terms of the debt instrument before and after the June SPA Modification were not substantially different. Accordingly, the June SPA Modification was accounted for as a debt modification.
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
On October 1, 2024, CloudCo, Soluna Cloud and the Company entered into assignment and assumption agreements (the “Assignment Agreements”) with the Additional Investors with respect to an aggregate of $1.25 million of notes issued by CloudCo. Pursuant to the Assignment Agreements, the Company will be able to purchase such notes for a purchase price of $750 thousand, or 60% of face value. The assignment and assumption will be effective once all conditions of the agreement are met including fulfilling the purchase price. The notes will be paid to the note holders from an escrow that is funded in installments from the 2024 SEPA (as defined below) funding. The transfer is not effective until payment from the escrow is made. On March 14, 2025, the Company fulfilled the purchase obligations, and assumed the Additional Notes through payment of $750 thousand through principal and 50% interest payments and use of 20% 2024 SEPA funds. The Company recorded a gain on extinguishment of the July 2024 Additional Secured Notes of approximately $551 thousand for the six months ended June 30, 2025. For the six months ended June 30, 2025, the Company incurred approximately $33 thousand in interest expense in relation to the July Additional Secured Note.

Galaxy Loan

(Dollars in thousands)	Maturity Date	Interest Rate	January 1, 2026- June 30, 2026	March 12, 2025 – December 31, 2025
Term Loan	March 12, 2030	15%	$4,625	$5,000
Less: principal payments			(387)	(375)
Less: debt discount and issuance costs			(278)	(342)
Total outstanding note			3,960	4,283
(Less) Current note outstanding			(944)	(784)
Long-term note outstanding			$3,016	$3,499
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
The Galaxy Loan Agreement provides for a term loan facility in the principal amount of $5.0 million (the “Term Loan Facility”). The Term Loan Facility bears interest at a rate of 15.0% per annum, subject to an increase of 5.0% (for a total of 20.0%) in the event an Event of Default as defined within the Galaxy Loan Agreement has occurred and is continuing. The Term Loan Facility matures on March 12, 2030 and includes scheduled payments over a five-year term. For the three months ended June 30, 2026 and June 30, 2025, the Company incurred approximately $197 thousand and $236 thousand in interest expense in relation to the Term Loan Facility, which includes interest paid on the note and amortization of deferred financing costs. For the six months ended June 30, 2026 and June 30, 2025, the Company incurred approximately $406 thousand and $277 thousand in interest expense in relation to the Term Loan Facility, which includes interest paid on the note and amortization of deferred financing costs.
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
Yorkville Securities Purchase Agreement and Promissory Note
On April 15, 2026, the Company entered into a Securities Purchase Agreement (the “SPA”) with YA II PN, LTD. (the “Lender”), pursuant to which the Company issued to the Lender a Promissory Note (the “Note”) payable to the Lender, providing for an unsecured loan in the aggregate principal amount of up to $12.0 million (the “Principal Amount”). The outstanding Principal Amount will mature on May 15, 2027 (the “Maturity Date”) and bears interest at a rate per annum of 5%, based on a 365-day year, which interest rate shall increase to a rate per annum of 18% upon the occurrence of an Event of Default (as defined in the Note) for so long as such event remains uncured. Under the Note, the Company is required to make monthly payments (“Amortization Payments”) of $1.2 million per month, beginning sixty (60) days after closing until the Note is repaid in full. Each Amortization Payment shall include a 5% premium of the principal amount of such payment. In connection with the issuance, the Company incurred $625 thousand of deferred financing costs (legal fees) and issued warrants with an allocated fair value of approximately $1.6 million. Both amounts were recorded as a direct reduction of the carrying amount of the Note.
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
During the period from May 20, 2026 through June 12, 2026, the Company redeemed the Note in full through three payments: (i) $9.6 million of principal (80% of the original balance) plus approximately $56 thousand of accrued interest on May 20, 2026; (ii) $1.2 million of principal on June 9, 2026; and (iii) a final payment on June 12, 2026 of $1.2 million of principal, a $60 thousand redemption premium (5% of the principal redeemed in full), and approximately $7 thousand of accrued interest. Each partial redemption was accounted for as a partial extinguishment under ASC 470-50-40-2, under which a pro-rata portion of the then-unamortized deferred financing costs and warrant discount was written off to loss on extinguishment of debt. The June 12, 2026 payment fully extinguished the Note; the carrying value of the Note and all related debt discount was $0 as of that date.
The transaction resulted in total charges of approximately $2.4 million, consisting of interest expense of approximately $390 thousand (cash interest of approximately $63 thousand, time-based amortization of deferred financing costs of approximately $92 thousand, and time-based amortization of the warrant discount of approximately $235 thousand) and a loss on extinguishment of debt of approximately $2.0 million (pro-rata write-off of deferred financing costs of approximately $600 thousand, pro-rata write-off of the warrant discount of approximately $1.4 million, and the approximately $60 thousand redemption premium).
Private Placement
Pursuant to the SPA, the Company issued to the Lender in a private placement (the “Private Placement”) a common warrant (the “Warrant”) to purchase up to 2,400,000 shares of common stock. The Warrant has an exercise price of $1.06 per share of common stock, is exercisable upon issuance and expires on the twelve-month anniversary of its date of issuance. The Warrant was initially measured at fair value and is classified as an equity instrument; it is not subject to subsequent remeasurement. The Company performed a Black-Scholes valuation of the Warrant on April 15, 2026, generating a fair value of approximately $1.6 million noting the below assumptions:

April 15, 2026
Stock price	$1.05
Exercise price	$1.06
Expected term in years	1.00
Volatility	179%
Risk-free interest rate	3.70%
The Lender fully exercised the Warrant in May 2026.

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
Land Purchase Loan

On October 1, 2025, Soluna2 Kati Project Holdco LLC ("Kati Lender") provided the SDI Borrower with a loan in the amount of $1.075 million under the Equipment Loan Agreement to fund the purchase of land in support of the Project Kati Phase 2 construction. Pursuant to a letter agreement between SLC and the Company, the land purchase loan bears no interest and is subject to a 1.00x MOIC, together with a right of first refusal granted to SLC. The interest free nature of the loan required the Company to record a discount for approximately $226 thousand at issuance. On June 10, 2026, the SDI Borrower repaid the loan in full of approximately $1.1 million. Due to the extinguishment of debt, the Company recorded a loss on extinguishment of debt in relation to the acceleration of the discount being amortized of approximately $132 thousand. For the three and six months ended June 30, 2026, approximately $26 thousand and $94 thousand had been amortized and recorded within Interest Expense. No further obligations remain on the Equipment Loan Agreement as of June 30, 2026.
Unamortized debt issuance costs associated with the Equipment Loan Agreement were $58 thousand and $64 thousand within Prepaid expenses and other current assets as of June 30, 2026 and December 31, 2025 and $0 and $25 thousand within Other assets on the consolidated balance sheet as of June 30, 2026 and December 31, 2025. Approximately $14 thousand and $30 thousand in relation to the debt issuance costs have been amortized and recorded within Interest Expense for the three and six months ended June 30, 2026.
11. Stockholders’ Equity
Preferred Stock
The Company had two series of preferred stock outstanding: the Series A Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), with a $25.00 liquidation preference; and the Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”). As of June 30, 2026 and December 31, 2025, there were 4,920,045 and 4,928,545 shares of Series A Preferred Stock issued and outstanding, and as of June 30, 2026 and December 31, 2025, there was 0 and 62,500 shares of Series B Preferred Stock issued and outstanding.
Series A Preferred Stock
The Series A Preferred Stock is not convertible into or exchangeable into common stock of the Company, except upon the occurrence of a delisting event or change of control. Per the Company’s Certificate of Designations, Preferences and Rights of 9.0% Series A Cumulative Perpetual Preferred Stock (“Series A Certificate of Designations”), if there is an occurrence of delisting or change of control, the holders of Series A Preferred Stock will have the right to convert the number of preferred A shares into a number of common shares by the lesser of (a) the sum of the $25.00 liquidation preference per share of Series A Preferred Stock plus the amount of any accumulated and unpaid dividends divided by the closing price of the common stock on ten consecutive trading days preceding a delisting event, or (b) the share cap of 0.2817 shares of common stock per share of Series A Preferred Stock .

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
Effective on February 5, 2026, per the terms of the Series B Certificate of Designations and Lock-Up and Leak-Out Agreement, the conversion price was adjusted to $0.96, and therefore can result in a conversion of 6,510,416 shares of common stock. It is noted that the conversion of shares is in a leak out period of 12 months from February 6, 2026 to February 6, 2027 in which the holder may sell up to 1/12th of total conversion and warrant exercises during such leak out period. Through an acceleration agreement of the leak out period, as of June 30, 2026, the 62,500 Series B shares had been converted to 6,510,416 shares of common stock. Effective June 23, 2026, the Company filed a Certificate of Withdrawal of the Series B Preferred Stock with the Secretary of State of the State of Nevada and terminated the designation of the Series B Preferred Stock. At the time of the filing of the Withdrawal of Designation, no shares of Series B Preferred Stock were outstanding. The Withdrawal of Designation was effective upon filing and eliminated from the Company’s Articles of Incorporation, as amended, all matters set forth in the previously-filed Certificate of Designation with respect to the previously designated Series B Preferred Stock.

Common Stock
The Company has one class of common stock, par value $0.001 per share. Each share of the Company’s common stock is entitled to one vote on all matters submitted to stockholders. As of June 30, 2026 and December 31, 2025, there were 225,821,479 and 102,531,089 shares of common stock outstanding, respectively.
Dividends
Pursuant to the Certificate of Designations, Preferences and Rights of 9.0% Series A Cumulative Perpetual Preferred Stock of the Company, dividends, when, as and if declared by the Board (or a duly authorized committee of the Board), will be payable monthly in arrears on the final day of each month, beginning August 31, 2021. The Board of Directors had not declared any Series A Preferred Stock dividends beginning October 2022 through June 30, 2026, as such the Company has accumulated approximately $29.6 million of dividends in arrears on the Series A Preferred Stock through December 31, 2025, and an additional $2.8 million and $5.5 million of dividends in arrears for the three and six months ended June 30, 2026, for a total of approximately $35.1 million.
The Company’s Series B Preferred Stock included a 10% accruing dividend compounded daily for 12 months from the original issue date of July 20, 2022, and annually thereafter, that may be paid in cash or stock at the Company’s option at the earlier of (i) the date the Series B Preferred Stock is converted, or (ii) the Series B Dividend Termination Date.
Effective October 1, 2024, the dividend payment obligation has been modified to be annual. The amendment resulted in annual dividend payments going forward. As a result of the amendment, the Company would be obligated to make annual dividend payments for the period starting from July 2023 as per the Series B Preferred Consent and Waiver, however, the board of directors has not yet declared any dividends for that period. As such, the Company has accumulated approximately $1.6 million dividends in arrears in relation to the Series B Preferred Stock through December 31, 2025 and an additional $180 thousand for the three months ended March 31, 2026, for a total of approximately $1.8 million as of March 31, 2026. On May 8, 2026, the board of directors declared and authorized payment of the dividend in arrears and further accrued dividends for a total of approximately $2.1 million, which was fully paid by June 30, 2026. For the three and six months ended June 30, 2026, $251 thousand and $431 thousand of the Series B dividends were included in the calculation of net loss per share as discussed below. As the Series B Preferred Stock has been fully converted as of

June 30, 2026, there are no further dividend payment obligations in relation to Series B Preferred Stock. See analysis of the Series B Preferred Stock below:

(in thousands)
Balance January 1, 2026 (Cumulative dividends in arrears)	$1,627

Series B dividends (In arrears) (January 1, 2026 - March 31, 2026)	180
Series B dividends (In arrears) (April 1, 2026 – June 30, 2026) prior to dividend declaration	251
Total six months ended June 30, 2026 Series B dividend in arrears	431

Total Series B dividend in arrears prior to declaration and payment	2,058
Less: Series B dividend declaration and payments in the three months ended June 30, 2026	(2,058)
Balance June 30, 2026	$-
Standby Equity Purchase Agreement
On August 12, 2024, the Company entered into the Standby Equity Purchase Agreement (the "2024 SEPA") with YA II PN, LTD., a Cayman Islands exempt limited company (“YA”). Pursuant to the terms of the 2024 SEPA, the Company agreed to issue and sell to YA, from time to time, and YA agreed to purchase from the Company, up to $25 million of shares of the Company’s common stock (the “2024 SEPA Shares”). On November 12, 2024, the Company filed a registration statement on Form S-1 (File No. 333-282559) with the SEC for the resale by YA of 3,000,000 2024 SEPA Shares, which was declared effective by the SEC on February 5, 2025. During the year ended December 31, 2025, the Company had issued and sold 3.0 million shares of common stock to YA pursuant to the 2024 SEPA for aggregate net proceeds to the Company of approximately $6.2 million. On April 15, 2026, the Company filed a registration statement on Form S-1 (File No. 333-295052) with the SEC for resale by YA of 26,512,815 shares of common stock to cover any of the remaining 2024 SEPA Shares. For the three and six months ended June 30, 2026, 10,237,605 shares of common stock were issued to YA pursuant to the 2024 SEPA for aggregate net proceeds of approximately $18.9 million, exhausting the $25 million.
On March 24, 2026, the Company entered into a Standby Equity Purchase Agreement (the “2026 SEPA”) with YA. In accordance with the terms of the 2026 SEPA, YA has agreed to purchase up to an aggregate of $250.0 million of shares of common stock (the “2026 SEPA Shares”) from time to time subject to the limits and the conditions of the 2026 SEPA. Pursuant to the 2026 SEPA, we issued to YA a commitment fee of $250 thousand through issuance of 335,976 shares of common stock (the “Commitment Shares”). The commitment fee was recorded within Other financing expense on the condensed financial statements for the six months ended June 30, 2026. No shares other than the Commitment Shares have been issued to YA in relation to the 2026 SEPA for the three and six months ended June 30, 2026.

ATM Agreement
On April 29, 2025, the Company entered into the At the Market Offering Agreement ("ATM Agreement" or "ATM”) with H.C. Wainwright & Co., LLC ("Wainwright"), as sales agent, pursuant to which the Company may offer and sell, from time to time, through Wainwright, up to $87.65 million of shares of common stock. The Company will pay Wainwright a commission of 3.0% of the aggregate gross proceeds from each sale of shares and has agreed to provide Wainwright with customary indemnification and contribution rights. During the year ended December 31, 2025, the Company sold 23,591,162 shares of common stock pursuant to the ATM Agreement for net proceeds of $34.2 million, after deducting sales agent commissions and legal fees.

On March 9, 2026, the Company filed a shelf registration statement on Form S-3 (File No. 333-294152) with the U.S. Securities and Exchange Commission (the “SEC”) which was declared effective by the SEC on March 30, 2026, and the accompanying base prospectus included therein, as supplemented by the prospectus supplement, dated April 1, 2026, filed with the SEC. Based on this prospectus, the Company may offer and sell shares of the Company’s common stock having an aggregate offering price up to $500 million from time to time through Wainwright. During the three and six months ended June 30, 2026, the Company sold 74,174,213 shares of common stock pursuant to the ATM Agreement for net proceeds of $113.5 million after deducting sales agent commissions and legal fees. Subsequent to June 30, 2026 and through the date of the issuance of these condensed consolidated financial statements, the Company has issued 18,769,096 shares of common stock pursuant to the ATM Agreement for net proceeds of approximately $23.6 million.

Reservation of Shares
The Company had reserved common shares for future issuance as follows as of June 30, 2026:

Stock options outstanding	2,565
Restricted stock units outstanding	2,414,339
Warrants outstanding	24,300,344
Number of common shares reserved	26,717,248
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
The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted per share computations for operations for the three and six months ended June 30, 2026 and June 30, 2025:

(Dollars in thousands, except shares)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Numerator:
Net loss	$(22,624)	$(7,780)	$(40,526)	$(15,134)
(Less) Net income (loss) attributable to non-controlling interest	(1,915)	(398)	(2,351)	(196)
Net loss attributable to Soluna Holdings, Inc.	(20,709)	(7,382)	(38,175)	(14,938)
Less: Preferred dividends or deemed dividends	(251)	—	(431)	—
Less: Cumulative Preferred Dividends in arrears	(2,767)	(2,956)	(5,537)	(5,908)
Balance	$(23,727)	$(10,338)	$(44,143)	$(20,846)
Denominator:
Basic and Diluted EPS:
Common shares outstanding, beginning of period, including penny warrants and excluding restricted stock awards not vested	84,888,789	9,621,175	83,988,996	8,106,814
Weighted average common shares issued during the period including penny warrants issued and outstanding and excluding restricted stock awards not vested as of quarter-end	46,086,972	1,524,966	23,679,032	1,832,636
Denominator for basic and diluted earnings per common shares — weighted average common shares	130,975,761	11,146,141	107,668,028	9,939,450
Basic and diluted loss per share	$(0.18)	$(0.93)	$(0.41)	$(2.10)
Because the Company reported a Net loss for both the three and six months ended June 30, 2026 and 2025, loss from continuing operations serves as the "control number" in determining whether potential common shares are dilutive or antidilutive. As a result, all potentially dilutive securities were antidilutive in each period presented, and basic and diluted net loss per share are the same. For the three and six months ended June 30, 2026, the following potentially dilutive securities were excluded from the computation of diluted earnings per share because their effect would have been antidilutive: options to purchase 2,565 shares of the Company’s common stock, 2,414,339 nonvested restricted stock units, 48,621,656 nonvested restricted stock awards, and 24,300,344 outstanding warrants (excluding penny warrants, which are included in the basic weighted-average share count due to their nominal exercise price).
Not included in the computation of earnings per share, assuming dilution, for the three and six months ended June 30, 2025, were options to purchase 2,645 shares of the Company’s common stock, 209,885 nonvested restricted stock units, 6,827,943 nonvested restricted stock awards, and 2,347,135 outstanding warrants not exercised which excludes penny warrants that can be potentially exercised. These potentially dilutive items were excluded because the calculation of incremental shares resulted in an anti-dilutive effect.
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
The Briscoe Project as discussed in Note 5 operates under multiple land lease agreements with third-party landowners for the turbine installation sites (the “Site Leases”). The Site Leases were remeasured as of the Closing Date of April 1, 2026 in accordance with ASC 842. Right-of-use assets of $3.9 million and corresponding lease liabilities of $4.0 million were recognized, reflecting the present value of remaining minimum lease payments discounted at the applicable rate as of the Closing Date. The weighted-average remaining lease term as of the Closing Date is approximately 19.7 years.
Lease expense for these leases is recognized on a straight-line basis over the lease term. For the three and six months ended June 30, 2026 and June 30, 2025, total lease costs are comprised of the following:

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Operating lease cost	$176	$18	$197	$37

Short-term lease cost	—	38	—	38

Finance lease costs
Amortization of right of use assets	21	—	43	—
Interest on lease liabilities	51	—	79	—
Total finance lease costs	72	—	122	—

Total net lease cost	$248	$56	$319	$75
Short-term leases are leases having a term of twelve months or less. The Company recognizes short-term leases on a straight-line basis and does not record a related asset or liability for such leases.

Other information related to leases was as follows:

Six Months Ended June 30, 2026

Weighted Average Remaining Lease Term (in years):
Operating leases	18.60
Financing leases	20.83

Weighted Average Discount Rate:
Operating leases	14.22%
Financing leases	11.35%

(Dollars in thousands)	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025

Supplemental Cash Flows Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$203	$41
Financing cash flows from financing leases	$113	$—

Non-Cash Activity Right-of-use assets obtained or adjusted in exchange for lease obligations:
Operating leases	$—	$—
Financing leases	$(430)	$—
Maturities of noncancellable operating and financing lease liabilities are as follows as of June 30, 2026:

(Dollars in thousands)
	Operating leases	Financing leases	Total
2026 (remainder of year)	$41	$113	$154
2027	730	225	955
2028	677	225	902
2029	677	225	902
2030	677	225	902
Thereafter	9,779	3,656	13,435
Total lease payments	12,581	4,669	17,250
Less: imputed interest	(8,197)	(2,877)	(11,074)
Total lease obligations	4,384	1,792	6,176
Less: current obligations	(108)	(23)	(131)
Long-term lease obligations	$4,276	$1,769	$6,045
As of June 30, 2026, there were no additional operating or financing lease commitments that had not yet commenced.

Soluna Holdings, Inc. Commitments:
As of June 30, 2026, the Company was contractually committed for approximately $8.2 million of capital expenditures, primarily related to infrastructure builds, equipment procurement, and labor associated with the Company’s Project Kati datacenters, in addition to Briscoe Wind Farm. These capital expenditures are expected to occur over the current year.
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
13. Related Party Transactions
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
Due to conditions being met within the Merger Agreement in relation to energization and retention of employees, the Company has advised SCI US Holdings LLC, a Delaware limited liability company, who is the sole Effective Time Holder (as defined in the Merger Agreement) of the right to receive the Merger Shares and that 19,800 Merger Shares were issued on May 26, 2023, 39,600 Merger Shares were issued on October 10, 2023, and 17,820 Merger Shares were issued on October 8, 2025. On February 6, 2026, the Company issued an additional 10,692 Merger Shares, due to the 18 MW of energization being met. SCI US Holdings LLC has consented to the issuance of such Merger Shares as required under the Merger Agreement and has directed the Company to issue such Merger Shares to its affiliate, HEL. The remaining 30,888 Merger Shares were issued on June 24, 2026 with the energization of D2, and therefore closes out the 118,800 Merger Shares available for issuance, and no further Merger Shares remain available pursuant to the terms of the Merger Agreement as of June 30, 2026.

Four of the Company’s directors have various affiliations with HEL. The Company notes that the only transaction with HEL for the year ended December 31, 2025 and three and six months ended June 30, 2026 was in relation to the issuance of Merger Shares noted above.

The Company owned approximately 1.79% of HEL, calculated on a converted fully diluted basis, as of June 30, 2026 and December 31, 2025. The Company’s equity investment of HEL was fully impaired in fiscal year 2024, as such the equity investment is valued at $0 for both June 30, 2026 and December 31, 2025. The Company may enter into additional transactions with HEL in the future.
14. Stock-Based Compensation
The Company currently issues awards under the Soluna Holdings, Inc. Third Amended and Restated 2021 Stock Incentive Plan, as amended (the “2021 Plan”), and the Soluna Holdings, Inc. Amended and Restated 2023 Stock Incentive Plan, as amended (the “2023 Plan”). There were no amendments to the 2021 Plan or the 2023 Plan during the three and six months ended June 30, 2026. For further details regarding our stock-based compensation plans and the methods and assumptions used in the determination of the fair value of stock-based awards, refer to our Annual Report on Form 10-K filed with the SEC on March 30, 2026.
During the three months ended June 30, 2026, the Company awarded the following under the 2021 Plan.

Award Type	Number of Awards	Fair Value/Closing Market Price at Grant

Restricted Stock Awards – Common Stock	8,471,834	$1.67
During the three months ended June 30, 2026, the Company awarded the following under the 2023 Plan:

Award Type	Number of Awards	Fair Value/Closing Market Price at Grant

Restricted Stock Awards – Common Stock	12,039,001	$1.67
Restricted Stock Units – Common Stock	35,000	$1.67
	12,074,001
During the six months ended June 30, 2026, the Company awarded the following under both the 2021 and 2023 Plan:

Award Type	Number of Awards	Fair Value/Closing Market Price at Grant	Plan

Restricted Stock Awards – Common Stock	1,373,000	$1.17	2023 Plan
Restricted Stock Awards – Common Stock	12,039,001	$1.67	2023 Plan
Restricted Stock Awards – Common Stock	8,471,834	$1.67	2021 Plan
Restricted Stock Units – Common Stock	50,000	$1.17	2023 Plan
Restricted Stock Units – Common Stock	485,000	$0.87	2023 Plan
Restricted Stock Units – Common Stock	1,281,250	$0.75	2023 Plan
Restricted Stock Units – Common Stock	140,000	$0.71	2023 Plan
Restricted Stock Units – Common Stock	35,000	$1.67	2023 Plan
	23,875,085

12,888,557 of the restricted stock awards vest at separation from the Company, 1,373,000 of the restricted stock awards vest 33% on December 1, 2026, 33% on December 1, 2027, and 34% on December 1, 2028. 7,622,278 of the restricted stock awards vest 33% on June 1, 2027, 33% on June 1, 2028, and 34% on June 1, 2029. 50,000 of the restricted stock units vest 25% on April 1, 2026 and the remaining 75% in equal quarterly installments over the next 24 months with the first quarterly vesting on June 20, 2026. 485,000 of the restricted stock units vest 33% on January 1, 2027, 33% on January 1, 2028, and 34% on January 1, 2029. 1,281,250 of the restricted stock units vest 33% on March 9, 2027, 33% on March 9, 2028, and 34% on March 9, 2029. 140,000 of the restricted stock units vest 33% on March 24, 2027, 33% on March 24, 2028, and 34% on March 24, 2029. 35,000 of the restricted stock units vest 33% on June 1, 2027, 33% on June 1, 2028, and 34% on June 1, 2029.
During the three and six months ended June 30, 2025, the Company awarded the following under the 2021 Plan:

Award Type	Number of Awards	Fair Value/Closing Market Price at Grant

Restricted Stock Awards – Common Stock	2,140,683	$0.64
Restricted Stock Units- Common Stock	32,000	$0.63
	2,172,683
1,201,312 of the restricted stock awards vest at separation from the Company, 939,371 of the restricted stock awards vest 33% on June 1 ,2026, 33% on June 1, 2027 and 34% on June 1, 2028, and 32,000 of the restricted stock units vest 33% on June 3, 2026, 33% on June 3, 2027 and 34% on June 3, 2028.
During the three and six months ended June 30, 2025, there were no awards granted under the 2023 Plan.
Share-based compensation expense recognized in the Condensed Consolidated Statements of Operations is based on awards ultimately expected to vest, therefore, awards are reduced for estimated forfeitures. The accounting standard requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company will recognize the compensation expense on a straight-line basis over the service period for the entire awards. As of June 30, 2026 and December 31, 2025, the awards from the Plans are presented within the stockholders’ equity section of the Company’s condensed balance sheet.

Total share-based compensation expense, related to the Company’s share-based awards, recognized for the three and six months ended June 30, was comprised as follows:

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Cost of cryptocurrency mining revenue, exclusive of depreciation	$14	$3	$35	$9
Cost of data hosting revenue, exclusive of depreciation	105	38	197	69
General and administrative expenses, exclusive of depreciation and amortization	9,361	1,901	19,470	3,711
Total share-based compensation expense	$9,480	$1,942	$19,702	$3,789

15. Effect of Recent Accounting Updates
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

Measurement of Credit Losses for Accounts Receivable and Contract Assets

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments provide a practical expedient and, if applicable, an accounting policy election to simplify the measurement of credit losses for certain receivables and contract assets. The amendments are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in any interim or annual period in which financial statements have not yet been issued or made available for issuance. The Company has adopted this amendment and did not have an impact on its financial position, results of operations, or cash flows.
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
16. Variable Interest Entities
Dorothy 2
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
On April 4, 2025, the Company transferred its Class B Membership to SLC, resulting in 0% Class B Membership Interests held by the Company. SDI still retains 100% Class A Membership Interests in DVSL II as of June 30, 2026. The Company concluded that it is the primary beneficiary of DVSL II and consolidates the entity.
The Company evaluated this legal entity under ASC 810, Consolidations and determined that this entity is a variable interest entity ("VIE"), as the equity holders as a group do not have the characteristics of a controlling financial interest. Even though SLC has all of the Class B membership, the Company holds all the Class A membership, which gives it the ability to control the significant decisions made in the ordinary course of business. The Company has the right to receive benefits that could potentially be significant to the VIE through its Class A membership interest, as it is eligible to receive 50% of distributions upon SLC obtaining a specified internal rate of return. The non-controlling shareholders do not hold substantive participating rights, voting rights or liquidation rights.
In September 2025, the Company agreed to terms of a debt facility with Generate under a Credit and Guaranty Agreement, as discussed in Note 10. Several events occurred in connection with the debt facility, [1] the Company completed a restructuring of the subsidiaries that comprise “Project Dorothy 1A” and “Project Dorothy 2” (herein referred to as the “Dorothy Restructuring”), [2] Soluna DVSL ComputeCo LLC, Soluna DVSL II ComputeCo LLC, and Soluna KK I ComputeCo LLC entered into a First Priority Leasehold Deed of Trust (the “Deed of Trust”) with Generate which provides Generate with the power of sale and right of entry and possession of the Trust Property.
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

The amount of the assets and liabilities (including intercompany and related party balances that are eliminated in consolidation) was as follows for DVSL II JVCo:

(Dollars in thousands)	June 30, 2026	December 31, 2025

Current assets:
Cash and restricted cash	$5,995	$7,969
Accounts receivable, trade	3,005	3,054
Accounts receivable, intercompany	518	175
Prepaid expenses and other current assets	74	77
Other receivable, related party	790	2,580
Total current assets	10,382	13,855

Other assets, related party	4,036	4,036
Operating lease right-of-use assets	70	74
Property, plant and equipment, net	23,227	24,296
Deposits on equipment	5	—
Total assets	$37,720	$42,261

Current liabilities:
Accounts payable, trade	$46	$8
Accounts payable, related party	141	627
Accrued liabilities	1,385	5,160
Income tax payable	25	13
Current portion of debt	9,570	2,574
Other current liabilities	1,992	91
Operating lease liability	8	8
Total current liabilities	13,167	8,481

Other liabilities	209	2,071
Other liabilities-related party	854	854
Long-term debt	—	7,293
Operating lease liability	62	66
Total liabilities	$14,292	$18,765
Kati 1
On July 22, 2025 (the “Effective Date”), Soluna Digital, Inc. (“SDI”), a subsidiary of the Company, finalized a contribution agreement and operating agreement for Project Kati, a 166 MW facility located in Willacy County, Texas, which is expected to be delivered in two phases of 83 MW each. This project involves SDI as the Developer, Soluna KKSL JVCo LLC (the “KKSL JVCo”), a special purpose vehicle initially owned solely by SDI, and Soluna2 Kati Project Holdco LLC (“Spring Lane”). This facility is owned by KKSL JVCo, and operated by Soluna US Services, LLC, and may engage in cryptocurrency, batch processing, and other non-crypto related activities.
Currently, Project Kati 1 is financed by Soluna2 Kati Project Holdco LLC, an investment vehicle of SLC with a capital contribution cap of up to $48.98 million. In exchange for contributions to KKSL JVCo, SDI was issued 100% of Class A Membership Units in KKSL JVCo, and SLC was initially issued 100% of the Class B Membership Interests in KKSL JVCo and admitted as a Class B member of KKSL JVCo. Further, SDI and SLC entered into a Developer Investment Side Letter that allowed SDI to invest into KKSL JVCo up to 49% of ownership in the Class B Membership Interests through January 31, 2026. SDI had contributed to KKSL JVCo through the period, and as of June 30, 2026, SDI holds 100% of the

Class A membership interests and 13% of the Class B membership interest in Project Kati 1, while SLC holds the remaining 87% of the Class B membership interests.

In relation to distributions, until the Target Achievement Date (date at which Class B members achieve a 16% of IRR), (i) first, the Distributable Cash received by the Company shall be distributed ninety-two and five tenths percent (92.5%) to the Class B Members on a pro rata basis, and seven and five tenths percent (7.5%) to the Class A Member, until each of the Class B Members has received its Target Return; (ii) second, after the Target Achievement Date, the portion of Distributable Cash received by the Company shall be distributed fifty percent (50%) to the Class A Member (or its respective assigns), and fifty percent (50%) to the Class B Members (or their respective assigns), pro rata in accordance with their Membership Interests.
The Company evaluated this legal entity under ASC 810, Consolidations and determined that this entity is a VIE, as the equity holders as a group do not have the characteristics of a controlling financial interest. Even though SLC has all of the Class B membership, SDI holds all the Class A membership, which gives it the ability to control the significant decisions made in the ordinary course of business. The Company has the right to receive benefits that could potentially be significant to the VIE through its Class A membership interest, as it is eligible to receive 50% of distributions upon SLC obtaining a specified internal rate of return. The non-controlling shareholders do not hold substantive participating rights, voting rights or liquidation rights.
Included within other liabilities, related party is an intercompany loan with SDI of approximately $8.3 million, which is eliminated from the Company's consolidated condensed financial statements. The amount of the assets and liabilities (including intercompany and related party balances that are eliminated in consolidation) was as follows for KKSL JVCo:

(Dollars in thousands)	June 30, 2026	December 31, 2025

Current assets:
Cash and restricted cash	$3,461	$1,621
Accounts receivable	754	—
Due from intercompany	725	725
Loan commitment assets	—	3,018
Prepaid expenses and other current assets	134	393
Total current assets	5,074	5,757

Other assets, related party	3,300	3,300
Finance lease right-of-use assets	1,773	2,246
Property, plant and equipment, net	31,735	15,918
Deposits on equipment	—	1,377
Total assets	$41,882	$28,598

Current liabilities:
Accounts payable, trade	$1,144	$2,236
Accounts payable, related party	1,997	2,590
Accrued liabilities	2,117	2,152
Other current liabilities, related party	1,050	—
Finance lease liability	23	20
Total current liabilities	6,331	6,998

Other liabilities- related party	9,665	1,373
Finance lease liability	1,769	2,236
Total liabilities	$17,765	$10,607

Kati 2
On June 3, 2026, Soluna HPC KK II HoldCo, LLC (the "Soluna Member"), an indirect wholly owned subsidiary of the Company, entered into the limited liability company agreement of Soluna MB KK II JVCo, LLC ("Kati 2 JVCo") with DC Kati Venture LLC (the "Metrobloks Member"), an affiliate of Metrobloks, LLC. Kati 2 JVCo was formed on May 22, 2026 to acquire, own and develop, through two wholly owned subsidiary land companies, a multi-phase data center campus in Willacy County, Texas, marketed as "Project Kati 2." The campus is planned in two phases: a Phase I development of approximately 100 MW of critical IT load on property already owned by Kati 2 JVCo, and a Phase II development of approximately 250 MW of critical IT load on property to be acquired under a purchase and sale agreement assigned to Kati 2 JVCo’s Phase II land company at closing.

The Soluna Member holds 100% of the Class A Interests of Kati 2 JVCo and serves as its sole manager. The Metrobloks Member holds 100% of the Class B Interests, which are profits interests carrying no voting rights and an initial capital account of zero. Distributions are made first to repay any default loans, second to return capital contributions to the members, third to provide the members a 14% internal rate of return on their capital contributions, fourth in an amount equal to $100 thousand per megawatt of the project’s contracted generating capacity to the Soluna Member, and thereafter 50% to each member.

As of the effective date, the Soluna Member’s funded capital contribution to Kati 2 JVCo was approximately $6.7 million, consisting of the Phase I property contributed at its cost of $1.1 million, approximately $3.6 million of other pre-formation development costs and fees, and $2.0 million of cash. The Soluna Member has committed to contribute an additional approximate $19.1 million to fund the acquisition of the Phase II property and, subject to approval by the manager, up to an additional $2.0 million to fund operating expenses of Kati 2 JVCo as they become due. The Metrobloks Member made no capital contribution and, other than a reinvestment obligation that arises only upon the transition to the vertical phase of the project, has no obligation to contribute capital. Kati 2 JVCo has no third-party debt outstanding, and its activities have been financed entirely by capital contributions from the Soluna Member. Development of the campus is expected to require substantial financing from third parties, which the joint venture agreement contemplates would be arranged in connection with a future contribution of the project property to a development entity.

The Company concluded that Kati 2 JVCo is a VIE because its total equity investment at risk is not sufficient, by design, to permit it to finance its activities without additional subordinated financial support. In reaching that conclusion, the Company considered that Kati 2 JVCo holds undeveloped land and capitalized development costs that do not generate revenue; that it cannot complete the acquisition of the Phase II property without the Soluna Member’s unfunded capital commitment; and that the development of the campus is expected to be financed through third-party arrangements that have not been obtained. The Company also determined that the Class B Interests are not equity investment at risk, because they were issued for no capital contribution, carry an initial capital account of zero, do not participate in losses and carry no deficit restoration obligation. The equity investment at risk therefore consists solely of the Class A Interests held by the Soluna Member.

The Company concluded that it is the primary beneficiary of Kati 2 JVCo and consolidates the entity. The Soluna Member, as sole manager and holder of all of the voting interests, has the exclusive authority to direct the activities that most significantly impact Kati 2 JVCo’s economic performance, including the acquisition and development of the project properties, the procurement of power, the negotiation of customer contracts, the management of construction and operations, and all financing decisions. The rights held by the Metrobloks Member — consultation rights with respect to the selection of investors and the terms of major debt financing in connection with a future development-entity transaction, an approval right over agreements with affiliates of the Company that are both non-arm’s-length and $500 thousand or more per annum, and a consent right over amendments to the distribution provisions that would affect it disproportionately — are protective rights that do not convey the ability to direct the significant activities of Kati 2 JVCo. The Soluna Member also has the obligation to absorb losses of, and the right to receive benefits from, Kati 2 JVCo that could potentially be significant, through its capital contributions and its priority and residual participation in distributions.

The Soluna Member’s contribution of the Phase I property and related development costs, each of which the Company already controlled, was accounted for as a transaction among entities under common control, and those assets were recorded at their historical carrying amounts. The Company separately evaluated the simultaneous issuance of the Class B Interests to the Metrobloks Member, for which no capital contribution was made, to determine whether the interests were granted in exchange for services and therefore within the scope of ASC 718. Based on the terms of the joint venture agreement, the terms of the design services management agreement between the Company and Metrobloks, LLC — under which the services within its scope are compensated solely in cash — and the contemporaneous record of the negotiations, including the 50/50 ownership structure agreed at the term-sheet stage, the Company concluded that the Class B Interests were issued in respect of the Metrobloks Member’s position as a venture partner and not as compensation for services.

Accordingly, the non-controlling interest attributable to the Class B Interests was recorded at zero upon formation, and no share-based payment cost was recognized. Income and loss will be attributed to the non-controlling interest in accordance with the profit allocation provisions of the joint venture agreement; because the Class B Interests are profits interests with an initial capital account of zero, no income is attributable to the non-controlling interest until the distribution thresholds described above have been satisfied.

The following table presents the amounts and classification of the assets and liabilities of Kati 2 JVCo (including intercompany and related party balances that are eliminated in consolidation):

(Dollars in thousands)	June 30, 2026

Current assets:
Cash	$1,900
Due from intercompany	362
Prepaid expenses and other current assets	100
Total current assets	2,362

Property, plant and equipment, net	2,200
Deposits on equipment	170
Total assets	$4,732

Current liabilities:
Accounts payable, related party	$1,325
Total current liabilities	1,325

Total liabilities	$1,325

The assets of Kati 2 JVCo may be used only to settle obligations of Kati 2 JVCo, and the creditors of Kati 2 JVCo have no recourse to the general credit of the Company. The Company’s exposure to loss is limited to its funded capital contribution and the unfunded capital commitments described above. The Company has not provided financial support to Kati 2 JVCo that it was not contractually required to provide, and it is not otherwise obligated to provide such support.

The acquisition of the Phase II property had not closed as of June 30, 2026, and the related approximate $19.1 million capital contribution had not been funded as of that date.

Dorothy 1A
Soluna DVSL JVCo, LLC (the "Dorothy 1A Project Company") owns a wind-powered data center campus in Silverton, Texas focused on bitcoin hosting. Prior to April 15, 2026, Soluna Digital Inc., a wholly owned subsidiary of the Company (the "Purchaser"), held the Class A Membership Interests in the Dorothy 1A Project Company and Soluna SLC Fund I Projects Holdco LLC (the "Seller"), an affiliate of Spring Lane Capital, held 85.4% of the issued and outstanding Class B Membership Interests. The Company consolidated the Dorothy 1A Project Company as its primary beneficiary under ASC 810, Consolidation, and reflected the Seller's Class B interest as a noncontrolling interest on the Company's consolidated balance sheet.
On April 15, 2026, the Purchaser entered into a Membership Interests Purchase Agreement with the Seller, pursuant to which the Purchaser acquired 85.4% of the issued and outstanding Class B Membership Interests in the Dorothy 1A Project Company for aggregate consideration of $16.5 million. At closing, the Purchaser paid $6.0 million in cash to the Seller; an additional $10.5 million was paid as of June 30, 2026.
Upon closing, the Purchaser owns 100% of the issued and outstanding membership interests of the Dorothy 1A Project Company. Because the Company was already the primary beneficiary of the Dorothy 1A Project Company and consolidated it prior to this transaction, the acquisition of the remaining noncontrolling interest was accounted for as an equity transaction. No gain or loss was recognized in the consolidated statements of operations. The carrying amount of the noncontrolling interest was derecognized, and the difference between the consideration paid and the carrying value of the noncontrolling interest was recorded as an adjustment to additional paid-in capital attributable to the Company.
Following the closing, the Dorothy 1A Project Company continues to be consolidated as a wholly owned indirect subsidiary of the Company, and is no longer subject to VIE analysis.
Dorothy 1B
Soluna DV ComputeCo, LLC (the "Dorothy 1B Project Company") is focused primarily on proprietary bitcoin mining and data center hosting. Prior to May 19, 2026, the Purchaser held 51% of the issued and outstanding membership interests in the Dorothy 1B Project Company, and Navitas West Texas Investments SPV, LLC (the "Seller"), an affiliate of Navitas Advisors, LLC, held the remaining 49%. The Company consolidated the Dorothy 1B Project Company as its primary beneficiary under ASC 810, Consolidation, and reflected the Seller's 49% interest as a noncontrolling interest on the Company's consolidated balance sheet.
On May 19, 2026, the Purchaser entered into a Membership Interests Purchase Agreement (the "MIPA") with Navitas West Texas Investments SPV, LLC (the "Seller") and Navitas Advisors, LLC, pursuant to which the Purchaser acquired 49% of the issued and outstanding membership interests in the Dorothy 1B Project Company for aggregate cash consideration of approximately $8.8 million, paid in full at closing. The closing of the acquisition occurred simultaneously with the execution of the MIPA on May 19, 2026.
Upon closing, the Purchaser owns 100% of the issued and outstanding membership interests in the Dorothy 1B Project Company. Because the Company was already the primary beneficiary of the Dorothy 1B Project Company and consolidated it prior to this transaction, the acquisition of the remaining noncontrolling interest was accounted for as an equity transaction. No gain or loss was recognized in the consolidated statements of operations. The carrying amount of the noncontrolling interest was derecognized, and the difference between the consideration paid and the carrying value of the noncontrolling interest was recorded as an adjustment to additional paid-in capital attributable to the Company.
Following the closing, the Dorothy 1B Project Company continues to be consolidated as a wholly owned indirect subsidiary of the Company and is no longer subject to VIE analysis.
17. Segment Information
The Company applies ASC 280, Segment Reporting, in determining its reportable segments. The Company has adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires disclosure of incremental segment information on an annual and interim basis, primarily through enhanced disclosures of significant segment expenses. Operating segments are aggregated into a reportable segment if the operating segments have similar quantitative economic characteristics and if the operating segments are similar in the following qualitative characteristics: (i) nature of products and services; (ii) nature of production processes; (iii) type or class of customer for their products and services; (iv) methods used to distribute the products or provide services; and (v) if applicable, the nature of the regulatory environment. The Company’s reportable segments are identified based on the types of service performed. The Company has four reportable segments: Cryptocurrency Mining, Data Center Hosting, Wind Energy Generation which was created on April 1, 2026 in relation to the Briscoe acquisition discussed in Note 5, and High-Performance Computing. In the third quarter of 2024, the Company initiated Soluna Cloud Services, a new business line to provide high performance computing services to support generative AI workstreams but decided to exit active provision of these services during the first quarter of 2025 and will focus in the future on provision of colocation services at our datacenters to host customers in the AI generative space.
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
The Cryptocurrency Mining segment generates revenue from the cryptocurrency the Company earns through its Bitcoin mining activities, which is currently generated from Project Dorothy and Project Kati. The Data Center Hosting segment generated revenue from hosting services provided to third-party Bitcoin mining customers at the Company’s data centers, which are currently generated from Project Sophie, Project Dorothy, and Project Kati. The Wind Energy Generation segment which was created with the Briscoe acquisition, sells power generated from owned wind turbines and also sells renewable energy credits. The High-Performance Computing Services segment may generate revenue from either the sale or lease of HPC assets (such as Project Ada which leased GPUs), or from HPC/AI data centers to be leased to third-party HPC/AI customers. This segment began generating revenue in December 2024, as Project Ada worked to build its customer base. With the termination of the HPE Agreement, revenue was minimal for the six months ended June 30, 2025, and no revenue was generated for the three and six months ended June 30, 2026.
The Company includes demand response revenue as a reconciling item of revenue and is not included within the four reportable segments. The Company utilizes its data centers to deliver demand response services to grid operators or utilities. Under these arrangements with a grid operator, the Company agrees to be available to ramp down a registered data center’s power consumption to a specific target level. In exchange, the grid pays the Company a fee for this dispatch right, provided the Company can perform within certain parameters. The Company can be providing any type of service at the data centers whether it be Cryptocurrency Mining, Data Center Hosting, or AI to generate demand response service revenue.
The following table details revenue, cost of revenues, and other operating costs for the Company’s reportable segments for three months ended June 30, 2026 and 2025, and reconciles to net loss on the consolidated statements of operations:
For the three months ended June 30, 2026

(Dollars in thousands)	Cryptocurrency Mining	Data Center Hosting	Wind Energy Generation	High- Performance Computing Services	Total
Segment Revenue: Revenue from external customers	$1,720	$12,653	$366	$—	$14,739
Intersegment revenue (b)	—	—	2,153	—	2,153
Total revenue from reportable segments	1,720	12,653	2,519	—	16,892
Briscoe Wind PPA elimination (b)					(2,153)
Demand response service revenue (a)					321
Total consolidated revenue					$15,060
(a)Demand response service revenue is included as a reconciling item of total revenue and not included as part of segment gross profit or loss.
(b)    Intersegment eliminations primarily reflect the elimination of revenue recognized by Briscoe Wind Farm, LLC on electricity sales that are delivered, through regulated cooperative intermediaries acting as pass-through agents, to the Company's Dorothy data centers, and the corresponding elimination of the related power cost recognized by the data center operations, as these transfers represent intra-entity transactions following the Company's acquisition of Briscoe on April 1, 2026.

(Dollars in thousands)	Cryptocurrency Mining	Data Center Hosting	Wind Energy Generation	High- Performance Computing Services	Total
Total revenue from reportable segments	$1,720	$12,653	$2,519	$—	$16,892
Less: Segment cost of revenue
Utility costs	1,042	7,236	—	—	8,278
Wages, benefits, and employee related costs	180	1,014	—	—	1,194
Facilities and Equipment costs	130	912	1,889	—	2,931
Cost of revenue- depreciation and accretion expense	992	1,366	1,053	—	3,411
Other cost of revenue*	76	572	364	—	1,012
Total segment cost of revenue	2,420	11,100	3,306	—	16,826
General and administrative expenses	39	1,238	53		1,330
Segment operating (loss) income	$(739)	$315	$(840)	$—	$(1,264)
*Other cost of revenue includes insurance, outside service costs and margins, and general costs.
For the three months ended June 30, 2025

(Dollars in thousands)	Cryptocurrency Mining	Data Center Hosting	High- Performance Computing Services	Total
Segment Revenue: Revenue from external customers	$2,861	$3,136	$—	$5,997
Total revenue from reportable segments	2,861	3,136	—	5,997
Demand response service revenue (a)				161
Total consolidated revenue				$6,158
(a)Demand response service revenue is included as a reconciling item of total revenue and not included as part of segment gross profit or loss.

(Dollars in thousands)	Cryptocurrency Mining	Data Center Hosting	High- Performance Computing Services	Total
Total revenue from reportable segments	$2,861	3,136	$—	$5,997
Less: Segment cost of revenue
Utility costs	1,278	471	—	1,749
Wages, benefits, and employee related costs	203	531	—	734
Facilities and Equipment costs	250	521	—	771
Cost of revenue- depreciation	1,074	512	—	1,586
Other cost of revenue*	148	364	—	512
Total segment cost of revenue	2,953	2,399	—	5,352
General and administrative expenses	40	94	110	244
Impairment on fixed assets	—	12	—	12
Segment operating (loss) income	$(132)	$631	$(110)	$389

*Other cost of revenue includes insurance, outside service costs and margins, and general costs.
The following table presents the reconciliation of segment operating income to net loss before taxes:

(Dollars in thousands)	For the three months ended June 30,
	2026	2025
Segment operating (loss) income	$(1,264)	$389

Reconciling Items:
Elimination of intercompany costs	379	382
Other revenue (a)	321	161
General and administrative, exclusive of depreciation and amortization (b)	(13,909)	(5,153)
General and administrative, depreciation and amortization	(2,400)	(2,403)
Impairment on intangibles	(70)	—
Interest expense	(3,167)	(1,196)
Loss on debt extinguishment and revaluation, net	(4,197)	—
Other financing expense	(5)	(255)
Loss on sale of fixed assets and deposits on equipment, net	(585)	(22)
Fair value adjustment gain	246	—
Other income (loss), net	1,480	(291)
Loss before income taxes	$(23,171)	$(8,388)
(a)Demand response service revenue is included as a reconciling item of total revenue and not included as part of segment gross profit or loss.
(b)The reconciling general and administrative expense, exclusive of depreciation and amortization represent corporate and unallocated general and administrative expenses for the three months ended June 30, 2026 and 2025.

The following table details revenue, cost of revenues, and other operating costs for the Company’s reportable segments for six months ended June 30, 2026 and 2025, and reconciles to net income (loss) on the consolidated statements of operations:
For the six months ended June 30, 2026

(Dollars in thousands)	Cryptocurrency Mining	Data Center Hosting	Wind Energy Generation	High- Performance Computing Services	Total
Segment Revenue: Revenue from external customers	$3,889	$19,341	$366	$-	$23,596
Intersegment revenue (b)	-	-	2,153	-	2,153
Total revenue from reportable segments	3,889	19,341	2,519	-	25,749
Briscoe Wind PPA elimination (b)					(2,153)
Demand response service revenue (a)					858
Total consolidated revenue					$24,454
(a)Demand response service revenue is included as a reconciling item of total revenue and not included as part of segment gross profit or loss.
(b)    Intersegment eliminations primarily reflect the elimination of revenue recognized by Briscoe Wind Farm, LLC on electricity sales that are delivered, through regulated cooperative intermediaries acting as pass-through agents, to the Company's Dorothy data centers, and the corresponding elimination of the related power cost recognized by the data center operations, as these transfers represent intra-entity transactions following the Company's acquisition of Briscoe on April 1, 2026.

(Dollars in thousands)	Cryptocurrency Mining	Data Center Hosting	Wind Energy Generation	High- Performance Computing Services	Total
Total revenue from reportable segments	$3,889	$19,341	$2,519	$—	$25,749
Less: Segment cost of revenue
Utility costs	2,173	9,028	—	—	11,201
Wages, benefits, and employee related costs	423	1,976	—	—	2,399
Facilities and Equipment costs	352	1,591	1,889	—	3,832
Cost of revenue- depreciation and accretion expense	2,047	2,513	1,053	—	5,613
Other cost of revenue*	197	1,080	364	—	1,641
Total segment cost of revenue	5,192	16,188	3,306	—	24,686
General and administrative expenses	83	1,935	333	—	2,351
Segment operating income (loss)	$(1,386)	$1,218	$(1,120)	$—	$(1,288)
*Other cost of revenue includes insurance, outside service costs and margins, and general costs.

For the six months ended June 30, 2025

(Dollars in thousands)	Cryptocurrency Mining	Data Center Hosting	High- Performance Computing Services	Total
Segment Revenue: Revenue from external customers	$5,860	$5,538	$28	$11,426
Total revenue from reportable segments	5,860	5,538	28	11,426
Demand response service revenue (a)				668
Total consolidated revenue				$12,094
(a)Demand response service revenue is included as a reconciling item of total revenue and not included as part of segment gross profit or loss.

(Dollars in thousands)	Cryptocurrency Mining	Data Center Hosting	High- Performance Computing Services	Total
Total revenue from reportable segments	$5,860	$5,538	$28	$11,426
Less: Segment cost of revenue
Utility costs	2,690	861	—	3,551
Wages, benefits, and employee related costs	421	1,001	7	1,429
Facilities and Equipment costs	457	886	—	1,343
Cost of revenue- depreciation	2,147	913	—	3,060
Other cost of revenue*	288	508	—	796
Total segment cost of revenue	6,003	4,169	7	10,179
General and administrative expenses	55	175	269	499
Impairment on fixed assets	—	12	—	12
Segment operating income (loss)	$(198)	$1,182	$(248)	$736
*Other cost of revenue includes insurance, outside service costs and margins, and general costs.

The following table presents the reconciliation of segment operating income (loss) to net income (loss) before taxes:

(Dollars in thousands)	For the six months ended June 30,
	2026	2025
Segment operating (loss) income	$(1,288)	$736

Reconciling Items:
Elimination of intercompany costs	760	446
Other revenue (a)	858	668
General and administrative, exclusive of depreciation and amortization (b)	(29,028)	(10,845)
General and administrative, depreciation and amortization	(4,801)	(4,807)
Impairment on intangibles	(70)	—
Interest expense	(4,648)	(2,034)
(Loss) gain on debt extinguishment and revaluation, net	(4,197)	551
Loss on sale of fixed assets and deposits on equipment	(553)	(22)
Fair value adjustment gain (loss)	246	(118)
Other financing expense	(569)	(456)
Other income (expense), net	1,593	(286)
Loss before income taxes	$(41,697)	$(16,167)
(a)Demand response service revenue is included as a reconciling item of total revenue and not included as part of segment gross profit or loss.
(b)The reconciling general and administrative expense, exclusive of depreciation and amortization represent corporate and unallocated general and administrative expenses for the six months ended June 30, 2026 and 2025.
Concentrations
During the three months ended June 30, 2026 and June 30, 2025, aside from the Bitcoin Mining revenue generated as a result of the Company’s participation in a mining pool, the demand response program, and the Wind Energy Generation revenue from the Briscoe acquisition, each of four customers contributed more than 10% of the Company’s total consolidated revenue constituting approximately 67% for the three months ended June 30, 2026, and each of three customers contributed more than 10% of the Company’s total consolidated revenue constituting approximately 40% of the Company’s total consolidated revenue for the three months ended June 30, 2025.
For the three and six months ended June 30, 2026 and 2025, the majority of the Company’s cryptocurrency mining revenue was generated from Project Dorothy 1B (data center located in Silverton, Texas), with minimal activity for the three and six months ended June 30, 2026 at Project Kati 1.
For the three months ended June 30, 2026 and June 30, 2025, approximately 22% and 53% of the Company’s data center hosting revenue was generated from Project Dorothy 1A, 19% and 40% from Project Sophie, 38% and 7% from Project Dorothy 2, 3% and 0% from Project Dorothy 1B, and 18% and 0% from Project Kati 1, respectively.
During the six months ended June 30, 2026 and June 30, 2025, aside from the Bitcoin Mining revenue generated as a result of the Company’s participation in a mining pool, the demand response program, and the Wind Energy Generation revenue from the Briscoe acquisition, each of four customers contributed more than 10% of the Company’s total consolidated revenue constituting approximately 63% for the six months ended June 30, 2026, and each of three customers contributed more than 10% of the Company’s total consolidated revenue constituting approximately 37% of the Company’s total consolidated revenue for the six months ended June 30, 2025.

For the six months ended June 30, 2026 and June 30, 2025, approximately 25% and 55% of the Company’s data center hosting revenue was generated from Project Dorothy 1A, 19% and 41% from Project Sophie, 41% and 4% from Project Dorothy 2, 2% and 0% from Project Dorothy 1B, and 13% and 0% from Project Kati 1, respectively.
18. Subsequent Events
Subsequent to June 30, 2026 and through the date of issuance of these condensed consolidated financial statements, the Company has issued 18,769,096 shares of common stock pursuant to the ATM Agreement for net proceeds of approximately $23.6 million. See Note 11.
On August 7, 2026, the Borrowers entered into the Amendment No. 3, under which the DSCR and the Forward Contracted DSCR were not required to be calculated for the June 30, 2026 measurement date, conditioned upon the prepayment in full of the Tranche A-1 and Tranche A-3 Loans. Amendment No. 3 became effective upon satisfaction of the conditions set forth within the agreement, including but not limited to the occurrence of prepayment of the Tranche A-1 Loan and the Tranche A-3 Loan. On August 10, 2026, Soluna DVSL ComputeCo, LLC and Soluna DVSL II ComputeCo, LLC prepaid in full the Tranche A-1 Loans and Tranche A-3 Loans, respectively, for an aggregate prepayment amount of approximately $19.1 million, inclusive of accrued and unpaid interest, a prepayment premium of approximately $3.9 million, $15.2 million of the outstanding principal balance and all other amounts then due under the Amended Credit Agreement. See Note 10.

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

We operate across multiple business lines and currently generate, or plan to generate, revenue from five primary sources:

•Bitcoin / Data Center Hosting Business – We provide hosting and colocation services to third-party Bitcoin mining customers at our data centers.

•Bitcoin Mining Business – We mine Bitcoin through proprietary operations and joint ventures at our data centers.

•HPC Business – Through Soluna HPC, Inc., we are developing AI-ready data center leasing and hosting capabilities for AI and HPC workloads, beginning with Project Kati 2 (100-350MW CIT), and Project Dorothy 3 (150-300MW CIT).

•Demand Response Business – We leverage our data center infrastructure to provide demand response services to grid operators and utilities.

•Wind Energy Generation Business - As of April 1, 2026, with the acquisition of the wind farm in Briscoe and Floyd Counties, Texas (the "Briscoe Wind Farm"), we sell power generated from owned wind turbines and also sell renewable energy credits.

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

For the three months ended June 30, 2026 and 2025, our Bitcoin / Data Center Hosting Business accounted for approximately 84% and 51% of total revenue, respectively. Revenue in this business has been concentrated among a limited number of customers. For the three months ended June 30, 2026, four customers accounted for 80% of hosting revenue and 67% of total revenue.

For the six months ended June 30, 2026 and 2025, our Bitcoin / Data Center Hosting Business accounted for approximately 79% and 46% of total revenue, respectively. Revenue in this business has been concentrated among a limited number of customers. For the six months ended June 30, 2026, four customers accounted for 79% of hosting revenue and 63% of total revenue.

As of June 30, 2026, five of our projects provide Bitcoin hosting services for a total MW capacity of approximately 168 MW.

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

Mining profitability is affected by several factors, including the market price of Bitcoin, global network hash rate, mining difficulty, electricity and infrastructure costs, and mining pool fees. In addition, Bitcoin undergoes a periodic halving event, approximately every four years, that reduces the Block Reward and may adversely affect future revenue. The next Bitcoin halving event is expected in April 2028. For the three months ended June 30, 2026 and 2025, our Bitcoin Mining Business represented approximately 11% and 46% of total revenue, respectively. For the six months ended June 30, 2026 and 2025, our Bitcoin Mining Business represented approximately 16% and 48% of total revenue, respectively.

As of June 30, 2026, two of our projects provide Bitcoin self-mining for a total MW capacity of approximately 24 MWs.

Wind Energy Generation Business

With the acquisition of Briscoe in April 2026, we have added a new revenue stream: Wind Energy Generation. Briscoe derives its revenue from the sale of power and renewable energy credits ("RECs"). Briscoe sells power to the wholesale market at its nodal settlement point and is recorded as the underlying energy is generated. Commencing in 2023, Briscoe sold an increasing portion of its power through a PPA with GSEC. At times, Briscoe may be subject to negative pricing at its nodal settlement point when selling electricity within the wholesale market due to severe congestion on the transmission lines within the ERCOT West Hub region. Within Wind Energy Generation revenue for the Company are three forms of revenue:
•Merchant revenue- sale of power/ wholesale energy to third party
•PPA revenue- sale of energy under the PPA. Sales to the Company's Dorothy entities are eliminated in consolidation.
•REC revenue- renewable energy credits for each megawatt of hour of energy delivered
For the three months ended June 30, 2026 and 2025, our Wind Energy Generation Business represented approximately 2% and 0% of total revenue, respectively. For the six months ended June 30, 2026 and 2025, our Wind Energy Generation Business represented approximately 1% and 0% of total revenue, respectively. We note that Briscoe Wind has gross revenue of approximately $2.5 million from its three forms of revenue noted above, for the three and six months ended June 30, 2026, however since approximately $2.2 million of PPA revenue is used at the Company's Dorothy sites, the PPA revenue are eliminated on the condensed consolidated financial statements, which also decreases the cost of revenue for proprietary mining and data center hosting.
High Performance Computing Business

We conduct our HPC business through Soluna HPC, Inc., which focuses on data center leasing and hosting solutions for AI and other HPC workloads. Our initial target customers are hyperscale cloud providers and emerging AI-focused cloud providers, referred to as Neocloud providers, with enterprise customers expected over time.

Unlike our Bitcoin mining and hosting operations, which use our MDC design, our HPC business is based on an AI-ready data center design intended to support higher-density compute environments and the power, cooling, redundancy, and network requirements of AI and HPC customers. We refocused our HPC strategy on the development of dedicated data center infrastructure for third-party leasing and hosting following the March 2025 termination of our agreement with Hewlett Packard Enterprise Company, which had supported our earlier GPU-as-a-Service offering.

*Project Kati 2.* Our first planned large-scale HPC development is Project Kati 2 in Willacy County, Texas, engineered for more than 350 MW of CIT capacity and developed through our joint venture with Metrobloks. See Note 16 — Variable Interest Entities. We expect Project Kati 2 to serve as the initial platform for Soluna HPC, Inc.'s leasing and hosting business. During the three months ended June 30, 2026, we selected and began onboarding a general contractor to lead the design-build process; advanced detailed design documentation to approximately 50% completion; executed a letter of intent with a prospective tenant and commenced commercial lease negotiations; and executed letters of intent with electrical equipment suppliers to secure long-lead procurement. We can give no assurance that we will enter into a definitive lease with this or any prospective tenant, or as to the terms of any such lease.

*Project Dorothy 3.* We are also advancing Project Dorothy 3, planned for more than 300 MW CIT of AI and HPC capacity at a new land site in North Texas. Environmental due diligence, survey work, and fiber studies are in progress, and schematic design and master planning have commenced. We are coordinating with the interconnecting utility regarding expanded load at the campus, including the option to potentially convert existing Bitcoin load to AI and HPC use. Additional projects in our development pipeline remain in various stages of evaluation, engineering, and development. These activities include site and feasibility studies, power and land procurement, engineering and design work, customer engagement, and evaluation of potential financing and partnership structures.

*Power position.* Our acquisition of the Briscoe Wind Farm and the consolidation of our ownership interests in the Project Dorothy 1 campus during 2026 are intended to increase our control over the power resources supporting these developments, which we believe shortens the time required to deliver energized capacity to AI and HPC customers.

*Capital and organization.* Developing AI-ready capacity at scale requires capital substantially in excess of the amounts required for our existing Bitcoin operations. We have engaged an investment bank to assist with capital formation for Project Kati 2 and continue to evaluate project-level equity, debt, and partnership structures. In July 2026, we appointed a Chief Development Officer to lead the growth of our AI and HPC business.

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

For the three months ended June 30, 2026 and 2025, our Demand Response Business represented approximately 2% and 3% of total revenue, respectively. For the six months ended June 30, 2026 and 2025, our Demand Response Business represented approximately 4% and 6% of total revenue, respectively.

Operations and Project Pipeline
As of June 30, 2026, we operate approximately 192 MW of capacity across three active sites located in Murray, Kentucky, Silverton, Texas, and Willacy County, Texas. An additional 14 MW is under construction at our Kati 1 project site and 100+ MW is in development at our Kati 2 project site, and as of June 30, 2026, we had over 1.6 GW of facilities in advanced development status. In total, our project pipeline includes approximately 6.3 gigawatts (GW) of renewable energy-powered data center developments.

A summary of our operations and project pipeline by location, are as follows (as of June 30, 2026):

Project Name	Location	MW	Status	Line of Business	Power Source

Sophie	Murray, KY	25	Operating	Bitcoin Hosting	Grid / Hydro

Dorothy 1A	Silverton, TX	25	Operating	Bitcoin Hosting	Wind

Dorothy 1B	Silverton, TX	25	Operating	Bitcoin Mining/ Bitcoin Hosting	Wind

Dorothy 2	Silverton, TX	48	Operating	Bitcoin Hosting	Wind

Kati 1	Willacy County, TX	83	Operating/ In Construction	Bitcoin Hosting	Wind

Kati 2	Willacy County, TX	350	Development	AI	Wind

Dorothy 3	Silverton, TX	300	Development	AI	Wind

Rosa	Snyder, TX	242	Development	Bitcoin Hosting / AI or HPC	Wind

Hedy	Cameron County, TX	198	Development	AI	Wind

Ellen	Cameron County, TX	145	Development	AI	Wind

Annie	Lamar, TX	74	Development	Bitcoin Hosting / AI or HPC	Solar

Fei	Childress County, TX	240	Development	AI	Solar

Gladys	Nueces County, TX	150	Development	Bitcoin Hosting / AI or HPC	Wind
We manage our data center operations using MaestroOS. MaestroOS continuously monitors and analyzes a variety of real-time signals, including local electricity prices, weather conditions, Bitcoin market metrics, and grid demand signals, to optimize facility performance. In addition, MaestroOS is used to coordinate and execute our participation in demand response programs.
We finance the development and construction of our data centers through a combination of public equity offerings, debt instruments, and partnerships with project-level capital providers. As of June 30, 2026, we had five primary project-level financing partners:
•Spring Lane Capital (“SLC”) – A private venture capital firm with approximately $450 million in assets under management, focused on sustainability-oriented infrastructure. On May 3, 2022, SLC committed $35 million to finance Soluna’s Project Dorothy 1A (“D1A”). On July 22, 2024, SLC committed an additional $30 million to support the development of Soluna's Project Dorothy 2 ("D2"). On July 22, 2025, SLC committed an initial $20.0 million for the first phase of the construction on Project Kati 1, subject to customary conditions, which the contribution cap was $48.98 million. On April 15, 2026, the Company acquired SLC's membership interest in D1A and currently owns 100% of the issued and outstanding membership interests of D1A. SLC retains its membership interests in D2 and Project Kati 1.
•Navitas West Texas Investments SPV, LLC (“Navitas”) – an investment vehicle organized by Navitas Global, a private equity firm focused on sustainable Bitcoin mining. On May 9, 2023, we entered into a strategic partnership with Navitas to support mining operations at Project Dorothy 1B (“D1B”). On May 19, 2026, we acquired Navitas's equity interest in D1B, giving us 100% equity ownership of D1B.
•Galaxy Digital, LLC (“Galaxy”) – a financial services and investment management innovator in the digital asset and blockchain technology sectors. On March 12, 2025, our subsidiaries entered into a five-year term loan facility in the principal amount of $5.0 million.
•Generate Capital (“Generate”) – a leading infrastructure investment firm. On September 12, 2025, we entered into a $100.0 million credit facility with Generate, in which we have a $35.5 million commitment and can additionally commit up to $64.5 million, if needed . As of June 30, 2026, we have drawn approximately $29.5 million to fund refinancing and construction of active data center projects and the Briscoe wind acquisition.
•YA II PN, LTD ("Yorkville" or "YA") - an investment vehicle affiliated with Yorkville Advisors Global, LP. We have Standby Equity Purchase Agreements (SEPAs), where the company can sell shares to YA over time in exchange for cash, giving the Company flexible access to capital without a traditional underwritten offering. In addition, on April 15, 2026, the Company entered into a Securities Purchase Agreement (the “SPA”) YA, pursuant to which the Company issued to YA a Promissory Note payable to YA, providing for an unsecured loan in the aggregate principal amount of up to $12.0 million, which was fully paid by June 30, 2026.
Project Dorothy
During 2023, we transitioned our flagship data center Project Dorothy from construction to operations. This data center is co-located with Briscoe Wind Farm, a 150 MW wind power generation facility in Briscoe and Floyd Counties, Texas, adjacent to the Dorothy campus in Silverton, Texas. The project comprises three phases: D1A (25 MW), and D1B (25 MW), and D2 (48 MW).

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

Project Dorothy 1A
D1A is focused on Bitcoin Hosting for some of the industry’s hyperscale miners. As of June 30, 2026, D1A has completed all customer deployments and executed fleet upgrades across multiple hosting partners, driving measurable hashrate growth throughout the period.

D1A was constructed in partnership with SLC. On April 15, 2026, we acquired SLC's equity interest in D1A for $16.5 million and now own 100% of the issued and outstanding membership interests of D1A. The transaction gives us complete equity ownership of D1A, and will allow for the beginning of changing the business plan of our Dorothy projects to support AI workloads.

Project Dorothy 1B
D1B is primarily focused on proprietary Bitcoin Mining. D1B was co-owned with Navitas. In 2025, fleet consolidation and reinvestment at D1B resulted in the deployment of 1,000 upgraded S19 XP miners. In March 2026, we started 3.3 MWs of Bitcoin Hosting at D1B, in addition to the Bitcoin Mining at this project, and as of June 30, 2026 we have 7 MWs of Bitcoin Hosting and 18 MWs of proprietary Mining at D1B. On May 19, 2026, we acquired Navitas's equity interest in D1B for approximately $8.8 million. We now own 100% of the issued and outstanding membership interests in D1B.

Project Dorothy 2
D2 is a 48 MW expansion of the Company’s Dorothy campus, which construction and commissioning were completed in 2025. D2 is fully contracted with a mix of new and existing customers, including Blockware, Compass Mining, and a large-scale mining partner, and generates revenue through Bitcoin hosting and participation in demand response programs. D2 features a superior financial waterfall structure and enhanced management and development fees for Soluna compared to D1A, allowing us to benefit from improved income.

Project Dorothy 3

Project Dorothy 3 is our next planned renewable-powered AI computing campus, advancing on 300 new acres adjacent to D1 and D2 in North Texas. Built on a foundation of vertically integrated wind generation and behind-the-meter infrastructure, Project Dorothy 3 is designed to support high-performance computing and generative AI workloads at scale.

Project Grace
Project Grace is a 2 MW AI pilot project located at Project Dorothy 2. The Company is collaborating at Project Grace with Siemens, a leading technology company in electrification, automation and digitalization, to develop solutions addressing power demand fluctuations associated with AI workloads. In March 2026, we began technical simulations with Siemens to confirm that the selected technology solution meets ERCOT grid stability and low-voltage ride-through requirements for AI load integration. Project Grace will now be integrated into the Dorothy 3 AI campus plan and the Siemens collaboration will also transition.

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

Project Kati 1

Project Kati 1 is the first phase of the Company’s data center campus under development in Willacy County, Texas, co-located with a 272.6 MW wind farm. Project Kati 1 comprises 83 MW dedicated to Bitcoin hosting. On July 22, 2025, the Company finalized a contribution agreement with SLC for the initial 35 MW of capacity, and construction began on September 18, 2025. Initial energization began in the first quarter of 2026 and Project Kati 1 commenced operations in February 2026. As of April 1, 2026, 48 MW of construction was complete, all of which is contracted to Galaxy Digital Qualified Opportunity Zone Business, LLC. As of June 30, 2026, 69 MWs of the site had been constructed; the remaining 14 MWs is expected to be completed in August 2026. Project Kati 1 mainly performs Bitcoin Hosting, with approximately 6 MWs as of June 30, 2026 performing proprietary mining at the site.

Project Kati 2

Project Kati 2 is the second phase of development at the Company's Kati site in Willacy County, Texas, and is focused on supporting AI and high-performance computing workloads. The project is being advanced through a joint venture with Metrobloks to develop an initial phase of 112 MW+ CIT (and upwards of 350 MW CIT) of AI and HPC capacity, with the potential to expand to a larger multi-hundred-megawatt deployment. The parties signed a definitive joint venture agreement, replacing a prior non-binding memorandum of understanding. The campus is designed to leverage behind-the-meter integration with renewable energy and support customers requiring large-scale, high-density compute infrastructure with accelerated time to power.

Discussions began in December 2025 with potential customers for the data center campus. In March and April of 2026, those discussions continued with several additional potential customers. The final stages of the design RFP were completed in April 2026 and design work has begun. Since then, the Company has selected its architectural and engineering firms and onboarded a general contractor, with detailed design now approximately 50% complete. In June 2026, the Company also signed a letter of intent, that includes exclusivity, with a potential tenant and is in formal commercial and lease negotiations. In parallel, long-lead equipment procurement activity has advanced, with LOIs signed with key electrical equipment providers.

Project Rosa
We have signed a term sheet for power for Project Rosa, a new data center in Snyder, Texas, co-located with a 242 MW wind farm. Rosa is expected to be up to 242 MW of data center capacity for AI and high performance computing. We have signed term sheets for land purchase agreements in connection with this project.

Project Hedy
We have signed a term sheet for power for Project Hedy, a new 198 MW data center co-located with a 198 MW wind farm in South Texas. The wind farm is owned by a new power partner–a multinational conglomerate that focuses on developing and managing sustainable infrastructure solutions, with a strong emphasis on renewable energy, water management, and services, aiming to contribute to a low-carbon economy and a better planet. We are negotiating Power Purchase Agreements with the power partner for this project.

Project Ellen
We have signed a term sheet for power for Project Ellen, a new 145 MW data center co-located with a 145 MW wind farm in South Texas. The wind farm is owned by a new power partner—a leader in renewable energy and sustainable infrastructure both in the U.S. and internationally. Project Ellen will be developed in phases, leveraging wind energy to drive sustainable computing at scale. Power Purchase Agreements are being drafted with the power partner.

Project Annie
We have signed a term sheet for power for Project Annie, a new 74 MW data center which will be co-located with a 114 MW solar farm in Northeast Texas. The solar farm is owned by a new power partner–a leader in renewable energy and sustainable infrastructure both in the U.S. and internationally. Power Purchase Agreements are being drafted with the power partner.

Project Fei
We have signed a term sheet for power for Project Fei, a 240 MW data center in development which will be co-located with a 240 MW utility-scale solar farm, Soluna’s second solar-based project to date. Being developed in partnership with a global leader in energy infrastructure investment, Project Fei will convert underutilized solar energy into clean, high-performance computing power. The project is currently advancing through land acquisition, power contract negotiation, and ERCOT interconnection planning. Power Purchase Agreements are being drafted with the power partner.

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

Our Growth Strategy
In 2026, we are focused on advancing the following key initiatives:

•Grow Pipeline: Expand Soluna’s Renewable Computing(™) pipeline by advancing projects in our 6.3 GW+ power pipeline to shovel-ready status and securing behind-the-meter access to curtailed energy resources. Enable scalable capacity with accelerated speed to power.

•Develop AI: Advance Project Kati 2 with Metrobloks to shovel-ready and tenant-ready, in addition to advancing Project Dorothy 3 to shovel-ready and tenant-ready. Build a pipeline of AI-ready campuses designed for rapid deployment from the 6.3GW+ pipeline through joint ventures.

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

Recent Developments
Briscoe Wind Farm Acquisition
On April 1, 2026, Soluna DV Wind SponsorCo, LLC (the “Tranche C Borrower”), a wholly owned indirect subsidiary of the Company, entered into a Membership Interest Purchase Agreement (the “Briscoe MIPA”) with Briscoe Wind Project Holdings I, LLC, JPM Capital Corporation, and Morgan Stanley Wind LLC (collectively, the “Briscoe Sellers”), pursuant to which the Tranche C Borrower acquired 100% of the issued and outstanding equity interests in Briscoe Wind Farm, LLC, a Delaware limited liability company (the “Briscoe Project Company”), from the Briscoe Sellers. The Briscoe Project Company owns an approximately 150 MW nameplate capacity wind generation project located in Briscoe and Floyd Counties, Texas, adjacent to the Company's Dorothy campus in Silverton (the “Briscoe Project”). The closing of the acquisition (the “Briscoe Project Acquisition”) occurred simultaneously with the execution of the Briscoe MIPA on April 1, 2026. The aggregate closing payment under the Briscoe MIPA was approximately $53.0 million.
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
Among other changes, the Amendment added the Tranche C Borrower and the Briscoe Project Company as borrower and guarantor, established $12.5 million of Tranche C commitments to finance the Briscoe Project Acquisition, and added the Briscoe Project as a project under the Amended Credit Agreement. See Note 10 for further details.

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
The $16.5 million acquisition was paid in cash in two installments: $6 million at closing, with the balance paid in June 2026. To finance a portion of the transaction, we signed an unsecured promissory note with a lender in the principal amount of $12 million, maturing on May 15, 2027. We paid off the unsecured promissory note of $12 million by June 2026.
Project Dorothy 1B Acquisition
On May 19, 2026, we acquired Navitas's equity interest in D1B for approximately $8.8 million, giving us complete equity ownership of D1B. With the Briscoe Wind Farm providing 150 megawatts of owned renewable power and now 100% equity control of both D1A and D1B, we have assembled the full generation-to-compute ownership chain of 50 MWs at Project Dorothy 1. This ownership position is a prerequisite for converting the campus to AI and high-performance computing workloads, and for marketing Dorothy 3, the Company’s next-phase AI infrastructure development, to prospective customers.
Kati 2 Joint Venture
In connection with the development of the Kati 2 project of the Company, on June 3, 2026 (the “Effective Date”), Soluna HPC KK II HoldCo, LLC (the “Soluna Member”), a wholly owned subsidiary of Soluna HPC, Inc., a wholly owned subsidiary of the Company, entered into a limited liability company agreement (the “Joint Venture Agreement”) with DC Kati Venture LLC (the “Metrobloks Member”) to govern the terms of operation of Soluna MB KK II JVCo, LLC (the “Joint Venture”). The Metrobloks Member is managed by Metrobloks LLC. The Joint Venture will invest in a newly formed entity to develop and operate a multi-phase data center development in Willacy County, Texas, frequently referred to as project “Kati 2” (such data center, “Project Kati 2”). The first phase of Project Kati 2 shall be a 100 MW critical IT data center development (“Phase I”) and the second phase of Project Kati 2 will develop an additional 250 MW critical IT data center development (“Phase II”).
The Soluna Member and the Metrobloks Member are the sole members of the Joint Venture, with the Soluna Member holding 100% of the Class A Interests and the Metrobloks Member holding 100% of the Class B Interests as of the Effective Date. The Joint Venture is a manager-managed limited liability company, with the Soluna Member serving as the manager.
Pursuant to the terms of the Joint Venture Agreement, as of the Effective Date, the Soluna Member contributed the Phase I Property (as defined with the Joint Venture Agreement), a purchase agreement to acquire the Phase II Property (as defined within the Joint Venture Agreement), and funded certain operating expenses of approximately $6.7 million. Subject to the closing of the purchase agreement, the Soluna Member has committed to fund a capital contribution of approximately $19.1 million to complete the acquisition of the Phase II Property as well as an additional capital commitment of up to $2.0 million to fund certain operating expenses as they become due. After the Soluna Member has received repayment of its capital contributions, recognized a 14% IRR on its capital contributions and received $100,000 per Gross PPA MW of Project Kati 2, the Soluna Member and the Metrobloks Member shall each receive 50% of additional distributions.

Consolidated Results of Operations (unaudited)
Consolidated Results of Operations (unaudited) for the Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025.
The following table summarizes changes in the various components of our net loss during the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

(Dollars in thousands)	Three months ended June 30, 2026	Three months ended June 30, 2025	$ Change	% Change
Cryptocurrency mining revenue	$1,720	$2,861	$(1,141)	(40)%
Data hosting revenue	12,653	3,136	9,517	303%
Wind energy generation revenue	366	—	366	—%
Demand response service revenue	321	161	160	99%
Operating costs and expenses:
Cost of cryptocurrency mining revenue, exclusive of depreciation	958	1,767	(809)	(46)%
Cost of data hosting revenue, exclusive of depreciation	7,672	1,617	6,055	374%
Cost of wind energy generation revenue, exclusive of depreciation	2,253	—	2,253	—%
Cost of cryptocurrency mining revenue- depreciation	992	1,074	(82)	(8)%
Cost of data hosting revenue- depreciation	1,366	512	854	167%
Cost of wind energy generation revenue- depreciation	1,053	—	1,053	—%
General and administrative expenses, exclusive of depreciation and amortization	15,239	5,397	9,842	182%
Depreciation and amortization associated with general and administrative expenses	2,400	2,403	(3)	—%
Impairment on intangibles	70	—	70	—%
Impairment on fixed assets	—	12	(12)	(100)%
Operating loss	(16,943)	(6,624)	(10,319)	156%
Other income (expense), net	1,480	(291)	1,771	(609)%
Interest expense	(3,167)	(1,196)	(1,971)	165%
Other financing expense	(5)	(255)	250	(98)%
Loss on sale of fixed assets and deposits on equipment	(585)	(22)	(563)	2559%
Fair value adjustment gain	246	—	246	—%
Loss on debt extinguishment and revaluation, net	(4,197)	—	(4,197)	—%
Loss before income taxes	(23,171)	(8,388)	(14,783)	176%
Income tax benefit, net	547	608	(61)	(10)%
Net loss	(22,624)	(7,780)	(14,844)	191%
Net loss attributable to non-controlling interest, net	1,915	398	1,517	381%
Net loss attributable to Soluna Holdings, Inc.	$(20,709)	$(7,382)	$(13,327)	181%

The following table summarizes revenues and costs of revenues by business category during the three months ended June 30, 2026 (Note- there was no HPC Services revenue or costs for the three months ended June 30, 2026, as such we excluded from table below):

	Soluna Digital				Soluna DV Wind	Briscoe PPA eliminations
(Dollars in thousands)	Proprietary Mining	Data Hosting	Other	Soluna Digital Total	Wind Energy Generation		Total

Total Revenue	$1,720	$12,653	$321	$14,694	$2,519	$(2,153)	$15,060
Less:
Cost of revenue, exclusive of depreciation and accretion	1,380	9,403	—	10,783	2,253	(2,153)	10,883
Cost of revenue-depreciation and accretion	992	1,366	—	2,358	1,053	—	3,411
Total cost of revenue	2,372	10,769	—	13,141	3,306	(2,153)	14,294
Gross profit	$(652)	$1,884	$321	$1,553	$(787)	$—	$766

The following table summarizes the revenues and costs of revenues by business category during the three months ended June 30, 2025 (Note- there was no HPC Services revenue or costs for the three months ended June 30, 2025, as such we excluded from table below):

	Soluna Digital
(Dollars in thousands)	Proprietary Mining	Data Hosting	Other	Soluna Digital Total

Total revenue	$2,861	$3,136	$161	$6,158
Less:
Cost of revenue, exclusive of depreciation	1,767	1,617	—	3,384
Cost of revenue- depreciation	1,074	512	—	1,586
Total cost of revenue	2,841	2,129	—	4,970
Gross (loss) profit	$20	$1,007	$161	$1,188

Cryptocurrency Mining Revenue. Proprietary cryptocurrency mining revenue decreased 40% for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. Approximately 87% of the decrease was attributable to lower realized pricing and approximately 13% to lower production volume. Average hashprice declined 34%, from $51.09 to $33.63, reflecting growth in average network difficulty and a decline in the average price of Bitcoin between the comparable periods. Average deployed self-mining hashrate declined 5%, from 630 PH/s to 598 PH/s. The number of Bitcoin mined decreased 19% between the comparable periods, a larger decline than the reduction in deployed hashrate, reflecting the increase in network difficulty.
Data Center Hosting Revenue. Hosting revenue increased 162% for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, exclusive of the electricity cost presentation treatment of $4.4 million discussed below. Volume growth contributed $7.7 million of favorable variance, partially offset by $2.6 million of unfavorable pricing.
The volume increase reflects capacity additions across the portfolio. Project Dorothy 2, which was in the early stages of energization and generated minimal hosting revenue in the prior-year period, contributed approximately $2.9 million of the increase. Project Dorothy 1A contributed approximately $1.2 million of the increase. Project Kati 1, which commenced hosting operations in 2026, contributed approximately $0.8 million, and Project Dorothy 1B, which began providing hosting services in 2026, contributed approximately $0.4 million. These increases were partially offset by a $0.1 million decline at Project Sophie. Average hosted hashrate under management increased 174%, from 1,807 PH/s to 4,944 PH/s, and megawatt-hours delivered to hosting customers increased 112%. Volume growth also reflects fixed supplemental payments under profit-share arrangements, which contributed approximately $2.6 million and had no counterpart in the prior-year period, and leasing revenue of $0.5 million under an arrangement that commenced after the prior-year period.
The unfavorable price variance was concentrated in profit-share arrangements, under which our share of customer mining proceeds varies with hashprice. Average hashprice declined 34% between the comparable periods, reducing profit-share revenue by $2.6 million notwithstanding a 174% increase in hosted hashrate.
Also, in the second quarter of 2026, we began recording electricity costs incurred as part of providing performance obligations to its customers within the data hosting revenue financial statements caption and associated electricity costs within the cost of data hosting revenue, exclusive of depreciation financial statement caption on the statement of operations. These electricity costs are subsequently passed on to the customer with no mark-up. The effect of this presentation change increased data hosting revenue and cost of data hosting revenue, exclusive of depreciation, by approximately $4.4 million for the three months ended June 30, 2026, respectively. See Note 2 for details.
Wind Energy Generation Revenue: In relation to the acquisition of Briscoe in April 2026, we have added a new revenue stream: wind energy generation revenue. Briscoe Wind has gross revenue of approximately $2.5 million for the three and six months ended June 30, 2026, however since approximately $2.2 million of PPA revenue are used at the Company's Dorothy sites, the PPA revenue is eliminated on the condensed consolidated financial statements, which also decreases the cost of revenue for proprietary mining and data center hosting. At the time of the acquisition, 10 of 81 wind turbines were not operating and repairs to gearboxes and main bearings were initiated, partially funded with proceeds set aside at closing. The repairs continued into the third quarter of 2026. The primary drivers of Briscoe’s operating results during the period are revenue from the GSEC Power Purchase Agreement and from wholesale energy sales into the ERCOT market. As we acquired Briscoe in the second quarter of 2026, no comparable revenue was noted.
Demand Response Service Revenue: Demand response service revenue increased during the three months ended June 30, 2026, compared to the same period in 2025, which was due to D2 becoming operational in the second quarter of 2025 and Kati 1 becoming operational in the first quarter of 2026, and as such minimal revenue was generated from those sites during the second quarter of 2025.
Cost of Cryptocurrency Mining Revenue, exclusive of depreciation: Cost of cryptocurrency mining revenue includes direct utility costs, site overhead expenses, and overhead costs attributable to the operations of our cryptocurrency mining facilities in Texas.
The decrease in the cost of cryptocurrency mining revenue for the three months ended June 30, 2026, compared to the same period in 2025, was primarily driven by lower electricity consumption and associated operating expenses, reflecting a reduction in total power utilization during the period. In addition, D1B began hosting services and was generating lower proprietary mining power. Following the Briscoe acquisition, energy that our Dorothy projects purchased from the Briscoe Wind Farm is an intercompany cost that is eliminated in consolidation.
Cost of Data Hosting Revenue, exclusive of depreciation: Cost of data hosting revenue includes direct utility costs, site overhead expenses, and overhead costs attributable to the operations of data hosting facilities in Kentucky and Texas.
Cost of data hosting increased for the three months ended June 30, 2026, compared to the same period in 2025. This increase was primarily driven by the initial energization of the D2 facility during the second quarter of 2025 and the subsequent increase in MWs capacity and associated operating costs in 2026, in addition to the initial energization of Project Kati during the first quarter of 2026, for which no comparable costs were associated in the prior year. Project Dorothy 1B also began hosting services, therefore increasing costs in relation to data hosting for the three months ended June 30, 2026.
Also, in the second quarter of 2026, we began recording electricity costs incurred as part of providing performance obligations to its customers within the data hosting revenue financial statements caption and associated electricity costs within the cost of data hosting revenue, exclusive of depreciation financial statement caption on the statement of operations. These electricity costs are subsequently passed on to the customer with no mark-up. The effect of this presentation change increased data hosting revenue and cost of data hosting revenue, exclusive of depreciation, by approximately $4.4 million for the three months ended June 30, 2026, respectively. See Note 2 for details.
Cost of Wind Energy Generation Revenue: Cost of wind energy generation revenue relate directly to costs associated with the operations and maintenance costs of the facility and turbines of the Briscoe Wind Farm, which was acquired on April 1, 2026. Included in the three and six months ended June 30, 2026, cost of wind energy generation revenue was approximately $1.5 million of the scheduled repairs and unscheduled maintenance of the wind turbines and related facilty infrastructure. In addition, Briscoe has significant depreciation expenses associated with the wind turbines over the life of the assets.
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
•Stock-based compensation expense was approximately $9.4 million for the three months ended June 30, 2026, compared to $1.9 million for the three months ended June 30, 2025, representing an increase of approximately $7.5 million. Approximately $5.7 million of the increase was attributable to equity awards granted to directors, board advisors, officers, and employees during 2026, and approximately $3.1 million was attributable to equity awards granted during 2025, which were outstanding for the full 2026 period compared to only a portion of the prior-year period. These increases were partially offset by a decrease of approximately $1.3 million resulting from the cessation of vesting on certain prior-year awards and the forfeiture of awards held by terminated employees.
•Salaries and employee benefits increased by approximately $1.1 million compared to the prior quarter period. The increase was primarily attributable to incentive-based compensation, higher employee benefits premiums and plan costs, and additional payroll taxes and benefits costs associated with cost-of-living adjustments to senior executive compensation and incremental headcount added during the period.
•Professional and legal fees increased approximately $720 thousand for the three months ended June 30, 2026, primarily attributable to higher legal fees supporting increased business development activity, including the acquisition of the Briscoe Wind Farm completed on April 1, 2026, the negotiation of data center hosting agreements, and project financing transactions. The increase was also driven by additional fees for contracted employee services and professional fees associated with technical accounting support related to these transactions.
•All other fluctuations within general and administrative expenses for the period were not material to the overall results of operations.

Depreciation and Amortization associated with general and administrative expenses: Depreciation and amortization expense was comparable for the three months ended June 30, 2026, and 2025, totaling approximately $2.4 million in each period. The expense primarily relates to amortization of the strategic pipeline contract acquired in October 2021.
Interest expense: Interest expense for the three months ended June 30, 2026 was approximately $3.2 million compared to the $1.2 million for the three months ended June 30, 2025. See table below noting the difference mainly relates to the new loans entered into in fiscal year 2025 and 2026 (Generate loan and Yorkville loan), which includes amortization of deferred financing costs, offset by the NYDIG ABL LLC ("NYDIG") equipment financing loan that was settled in September 2025. In addition, there was approximately $979 thousand of accelerated amortization recognized upon the write-off of the loan commitment asset attributable to the undrawn Tranche B commitment under the Credit Agreement. Further details on the components of interest expense are presented in the table below.

(Dollars in thousands)	Three months ended June 30,
	2026	2025

Generate loan	$1,233	$—
Green Cloud Note	240	354
Galaxy loan	197	236
Yorkville loan	390	—
Loan commitment asset write-off	979	—
Equipment loan	40	124
Spring Lane financing cost	—	121
Finance lease	51	—
Other	37	—
NYDIG equipment financing	—	361
Interest expense	$3,167	$1,196
Loss on Debt Extinguishment and Revaluation, net: For the three months ended June 30, 2026, we recognized a loss on extinguishment of debt of approximately $4.2 million. The loss on debt extinguishment related to the following items:
•With the Briscoe acquisition, Amendment No. 1 to the Generate Credit Agreement reduced the unfunded Tranche B loan commitment from $18.5 million to $6.0 million, and the unamortized deferred financing costs allocable to that reduction were written off. See Note 10 to the condensed consolidated financial statements.

The unamortized deferred financing costs of approximately $2.04 million associated with the $12.5 million reduction on the Tranche B Loan Commitment were written off upon execution of the amendment and are reflected as loss     on extinguishment of debt in the condensed consolidated statements of operations for the three months ended June 30, 2026.

•Yorkville promissory note: We paid off the 1 year promissory note within 3 months, as such, we accelerated the deferred financing costs and discount associated with the note and recorded a loss on extinguishment of debt of approximately $2.0 million (pro-rata write-off of deferred financing costs of approximately $600 thousand, pro-rata write-off of the warrant discount of approximately $1.4 million, and the approximately $60 thousand redemption premium).

•Land Purchase Loan: On June 10, 2026, we repaid the Land Purchase loan in full of $1.075 million. Due to the extinguishment of debt, the Company recorded a loss on extinguishment of debt in relation to the acceleration of the discount being amortized of approximately $132 thousand.

We did not recognize a gain on debt extinguishment for the three months ended June 30, 2025.
Fair value adjustment, net: For the three months ended June 30, 2026, we recognized a gain of approximately $246 thousand in fair value adjustments in relation to timing of the 2024 SEPA draws that were executed in the three months ended June 30, 2026 to when the shares were issued. We did not recognize a fair value adjustment for the three months ended June 30, 2025.
Other financing expense: Other financing expenses totaled approximately $5 thousand for the three months ended June 30, 2026, primarily related to SEC filing fees. For the three months ended June 30, 2025, other financing expense was approximately $255 thousand in relation to consent fees for the 2024 SEPA draws, in addition to FINRA and SEC filing charges.
Loss on sale of fixed assets and deposit on equipment, net: For the three months ended June 30, 2026, we had a loss on sale of fixed assets and deposit on equipment of approximately $585 thousand related to a loss on deposit of equipment with a vendor for $500 thousand, in addition to cryptocurrency miners and software write-offs for the period.

Other income (expense), net: For the three months ended June 30, 2026 we had other income, net of approximately $1.5 million mainly related to a gain on settlement of transformers in the amount of approximately $1.4 million. For the three months ended June 30, 2025, we had other expense, net of approximately $291 thousand mainly in relation to a loss compensation cost associated with the Las Majadas wind farm.
Net loss attributable to non-controlling interest: We incurred a net loss attributable to non-controlling interest for the three months ended June 30, 2026 of approximately $1.9 million compared to net loss attributable to non-controlling interest for the three months ended June 30, 2025 of $398 thousand, an increase in net loss attributable to non-controlling interest of approximately $1.5 million. The increase in net loss attributable to non-controlling interest was mainly attributable to Project Kati 1 just starting energization in the first quarter of 2026 and continuing to increase energization by June 30, 2026, whereas no costs were associated for the second quarter of 2025. Also, for Project Kati 1, we wrote off the loan commitment asset with Generate, reported as interest expense for the three months ended June 30 2026, which affected the net loss attributable to non-controlling interest. In addition, the Company acquired 100% membership interests of D1A and D1B in the second quarter of 2026, as such, we saw declines compared to the non-controlling interest in the prior comparable quarter at those entities. These declines were offset by Project Dorothy 2, as it had a full quarter of site energization and generating revenue, whereas in the second quarter of 2025, the project was generating mainly costs with little revenue being earned as it was not yet fully energized.

Consolidated Results of Operations for the Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025.
The following table summarizes changes in the various components of our net loss during the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

(Dollars in thousands)	Six months ended June 30, 2026	Six months ended June 30, 2025	$ Change	% Change
Cryptocurrency mining revenue	$3,889	$5,860	$(1,971)	(34)%
Data hosting revenue	19,341	5,538	13,803	249%
Wind energy generation revenue	366	-	366	—%
Demand response service revenue	858	668	190	28%
High-performance computing service revenue	—	28	(28)	(100)%
Operating costs and expenses:
Cost of cryptocurrency mining revenue, exclusive of depreciation	2,616	3,721	(1,105)	(30)%
Cost of data hosting revenue, exclusive of depreciation	11,291	2,945	8,346	283%
Cost of wind energy generation revenue, exclusive of depreciation	2,253	—	2,253	—%
Cost of high-performance computing service revenue	—	7	(7)	(100)%
Cost of cryptocurrency mining revenue- depreciation	2,047	2,147	(100)	(5)%
Cost of data hosting revenue- depreciation	2,513	913	1,600	175%
Cost of wind energy generation revenue- depreciation and accretion expense	1,053	—	1,053	—%
General and administrative expenses, exclusive of depreciation and amortization	31,379	11,344	20,035	177%
Depreciation and amortization associated with general and administrative expenses	4,801	4,807	(6)	—%
Impairment on intangibles	70	—	70	—%
Impairment on fixed assets	—	12	(12)	(100)%
Operating loss	(33,569)	(13,802)	(19,767)	143%
Other income (expense), net	1,593	(286)	1,879	(657)%
Interest expense	(4,648)	(2,034)	(2,614)	129%
Other financing expense	(569)	(456)	(113)	25%
Loss on sale of fixed assets and deposit on equipment	(553)	(22)	(531)	2,414%
Fair value adjustment gain (loss)	246	(118)	364	(308)%
(Loss) gain on debt extinguishment and revaluation, net	(4,197)	551	(4,748)	(862)%
Loss before income taxes	(41,697)	(16,167)	(25,530)	158%
Income tax benefit, net	1,171	1,033	138	13%
Net loss	(40,526)	(15,134)	(25,392)	168%
Net loss attributable to non-controlling interest, net	2,351	196	2,155	1099%
Net loss attributable to Soluna Holdings, Inc.	$(38,175)	$(14,938)	$(23,237)	156%

The following table summarizes revenues and costs of revenues by business category during the six months ended June 30, 2026 (Note- there was no HPC Services revenue or costs for the six months ended June 30, 2026, as such we excluded from table below):

	Soluna Digital				Soluna DV Wind	Briscoe PPA eliminations
(Dollars in thousands)	Proprietary Mining	Data Hosting	Other	Soluna Digital Total	Wind Energy Generation		Total

Total Revenue	$3,889	$19,341	$858	$24,088	$2,519	$(2,153)	$24,454
Less:
Cost of revenue, exclusive of depreciation and accretion	3,038	13,022	—	16,060	2,253	(2,153)	16,160
Cost of revenue-depreciation and accretion	2,047	2,513	—	4,560	1,053	—	5,613
Total cost of revenue	5,085	15,535	—	20,620	3,306	(2,153)	21,773
Gross profit	$(1,196)	$3,806	$858	$3,468	$(787)	$—	$2,681
The following table summarizes the revenues and costs of revenues by business category during the six months ended June 30, 2025:

	Soluna Digital				Soluna Cloud
(Dollars in thousands)	Proprietary Mining	Data Hosting	Other	Soluna Digital Total	HPC Services	Total

Total revenue	$5,860	$5,538	$668	$12,066	$28	$12,094
Less:
Cost of revenue, exclusive of depreciation	3,721	2,945	—	6,666	7	6,673
Cost of revenue- depreciation	2,147	913	—	3,060	—	3,060
Total cost of revenue	5,868	3,858	—	9,726	7	9,733
Gross (loss) profit	$(8)	$1,680	$668	$2,340	$21	$2,361

Cryptocurrency Mining Revenue: Proprietary cryptocurrency mining revenue decreased 33.6% for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease was attributable entirely to lower realized pricing, which reduced revenue by an amount equal to 35% of prior-period proprietary mining revenue, partially offset by a favorable volume effect equal to 1% of prior-period revenue. Average hashprice declined 35%, from $52.36 to $33.97, reflecting growth in average network difficulty and a decline in the average price of Bitcoin between the comparable periods. Average deployed self-mining hashrate increased 1%, from 657 PH/s to 664 PH/s.
Data Hosting Revenue: Data center hosting services consist of providing energized space and comprehensive operating support to third-party mining companies that locate their equipment at our facilities, including Projects Dorothy 1A, Dorothy 1B, Dorothy 2, Kati 1, and Sophie. Revenue from these services is derived from hosting fees under fixed-fee and profit-sharing arrangements, fixed supplemental payments based on contracted capacity, leasing arrangements, and additional service fees such as equipment installation.
Hosting revenue increased 169% for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, exclusive of the electricity cost presentation of $4.4 million discussed below. Volume growth contributed $13.5 million of favorable variance, partially offset by $4.5 million of unfavorable pricing, with the remaining $0.4 million of the increase attributable to higher service fees net of contra revenue.
The volume increase reflects capacity additions across the portfolio. Project Dorothy 2, which was in the early stages of energization and generated minimal hosting revenue in the prior-year period, contributed $6.0 million of the increase. Project Dorothy 1A contributed $1.9 million. Project Kati 1, which commenced hosting operations in 2026, contributed $1.0 million, and Project Dorothy 1B, which began providing hosting services in 2026, contributed $0.4 million. Project Sophie contributed $0.1 million. Average hosted hashrate under management increased 181%, from 1,596 PH/s to 4,477 PH/s, and megawatt-hours delivered to hosting customers increased 104%. Volume growth also reflects fixed supplemental payments under profit-share arrangements, which contributed $4.0 million and had no counterpart in the prior-year period, and leasing revenue of $1.1 million under an arrangement that commenced after the prior-year period.
The unfavorable price variance was concentrated in profit-share arrangements, under which our share of customer mining proceeds varies with hashprice. Average hashprice declined 35% between the comparable periods, and the average realized profit-share rate declined 66% on a per-PH basis, reducing profit-share revenue by $4.5 million notwithstanding a 181% increase in hosted hashrate.
Also, in the second quarter of 2026, we began recording electricity costs incurred as part of providing performance obligations to its customers within the data hosting revenue financial statements caption and associated electricity costs within the cost of data hosting revenue, exclusive of depreciation financial statement caption on the statement of operations. These electricity costs are subsequently passed on to the customer with no mark-up. The effect of this presentation change increased data hosting revenue and cost of data hosting revenue, exclusive of depreciation, by approximately $4.4 million for the six months ended June 30, 2026, respectively. See Note 2 for details.
Wind Energy Generation Revenue: In relation to the acquisition of Briscoe in April 2026, we have added a new revenue stream: wind energy generation revenue. We note that Briscoe Wind has gross revenue of approximately $2.5 million for the three and six months ended June 30, 2026, however since approximately $2.2 million of PPA revenue are used at the Company's Dorothy sites, the PPA revenue is eliminated on the condensed consolidated financial statements, which also decreases the cost of revenue.for proprietary mining and data center hosting.. At the time of the acquisition, 10 of 81 wind turbines were not operating and repairs to gearboxes and main bearings were initiated, partially funded with proceeds set aside at closing. The repairs continued into the third quarter of 2026. The primary drivers of Briscoe’s operating results during the period are revenue from the GSEC Power Purchase Agreement and from wholesale energy sales into the ERCOT market. As we acquired Briscoe in the second quarter of 2026, no comparable revenue was noted.
Demand Response Service: Demand response service revenue increased for the six months ended June 30, 2026, compared to the prior-year period. This increase was due to capacity bid increases for the Texas site in relation to D2 which had a full year to date of enrollment in the program and Kati was newly enrolled during 2026, therefore driving growth in the demand service revenue compared to prior year.
Cost of Cryptocurrency Mining Revenue, exclusive of depreciation: Cost of cryptocurrency mining revenue includes direct utility costs, site overhead expenses, and overhead costs attributable to the operations of our cryptocurrency mining facilities in Texas.

The cost of cryptocurrency mining revenue decreased for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 due to lower electricity consumption and associated operating expenses, reflecting a reduction in total power utilization during the period. In addition, D1B began hosting services and was generating lower proprietary mining power. Following the Briscoe acquisition, energy that our Dorothy projects purchase from the Briscoe Wind Farm is an intercompany cost that is eliminated in consolidation.
Cost of Data Hosting Revenue, exclusive of depreciation: Cost of data hosting revenue includes direct utility costs, site overhead expenses, and overhead costs attributable to the operations of data hosting facilities in Kentucky and Texas.
Cost of data hosting increased for the six months ended June 30, 2026, compared to the same period in 2025. This increase was primarily driven by the initial energization of the D2 facility during the second quarter of 2025 and the subsequent increase in MWs capacity and associated operating costs during 2026, in addition to the initial energization of Project Kati during the first quarter of 2026, with no comparable costs incurred in the prior year. Project Dorothy 1B also began hosting services, therefore increasing costs in relation to data hosting for the six months ended June 30, 2026.
Also, in the second quarter of 2026, we began recording electricity costs incurred as part of providing performance obligations to its customers within the data hosting revenue financial statements caption and associated electricity costs within the cost of data hosting revenue, exclusive of depreciation financial statement caption on the statement of operations. These electricity costs are subsequently passed on to the customer with no mark-up. The effect of this presentation change increased data hosting revenue and cost of data hosting revenue, exclusive of depreciation, by approximately $4.4 million for the six months ended June 30, 2026, respectively. See Note 2 for details.
Cost of Data Hosting Revenue- depreciation: Cost of data hosting revenue-depreciation increased mainly due to D2 becoming energized during fiscal year 2025, and Project Kati beginning initial energization in the first quarter of 2026.

Cost of Wind Energy Generation Revenue: Cost of wind energy generation revenue relate directly to costs associated with the operations and maintenance costs of the facility and turbines of the Briscoe Wind Farm, which was acquired on April 1, 2026. Included in the three and six months ended June 30, 2026, cost of wind energy generation revenue was approximately $1.5 million of scheduled repairs and unscheduled maintenance of the wind turbines and related facilty infrastructure. In addition, Briscoe has significant depreciation expenses associated with the wind turbines over the life of the assets.
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
•Stock-based compensation expense increased approximately $15.8 million to approximately $19.5 million for the six months ended June 30, 2026, compared to $3.7 million for the six months ended June 30, 2025. Approximately $5.8 million of the increase was attributable to equity awards granted to directors, board advisors, officers, and employees during 2026, and approximately $11.7 million was attributable to equity awards granted during 2025, which were outstanding for the full 2026 period compared to only a portion of the prior-year period. These increases were partially offset by a decrease of approximately $1.6 million resulting from the cessation of vesting on certain prior-year awards and the forfeiture of awards held by terminated employees.
•Salaries and employee benefits increased approximately $1.8 million, to $5.1 million for the six months ended June 30, 2026, compared to $3.2 million for the six months ended June 30, 2025. The increase was primarily attributable to accruals for incentive-based compensation, higher employee benefits premiums and plan costs, and additional payroll taxes and benefits costs associated with cost-of-living adjustments to senior executive compensation and incremental headcount added during the period.
•Professional and legal fees increased primarily due to increased business development activity, including the acquisition of the Briscoe Wind Farm, the negotiation of data center hosting agreements, and project financing transactions. Consulting expenses increased primarily due to transition support costs incurred in connection with the Briscoe Wind Farm acquisition, the engagement of administrative consultants to support the implementation and maintenance of the Company's accounting systems, interim Chief Financial Officer services engaged during the current year, and incremental consulting costs associated with business development activities.

•All other fluctuations within general and administrative expenses for the period were not material to the overall results of operations.
Depreciation and Amortization associated with general and administrative expenses: Depreciation and amortization expense was approximately $4.8 million and $4.8 million for the six months ended June 30 2026, and 2025. The expense primarily relates to the amortization of the strategic pipeline contract acquired in October 2021.
Interest expense: Interest expense for the six months ended June 30, 2026, was approximately $4.6 million, compared to approximately $2.0 million for the six months ended June 30, 2025. See table below noting the difference mainly relates to the new loans entered into in fiscal year 2025 and 2026 (Generate loan, Galaxy loan, and Yorkville loan), which includes amortization of deferred financing costs, offset by the NYDIG ABL LLC ("NYDIG") equipment financing loan that was settled in September 2025. In addition, there was approximately $979 thousand of accelerated amortization recognized upon the write-off of the loan commitment asset attributable to the undrawn Tranche B commitment under the Credit Agreement. Further details on the components of interest expense are presented in the table below.

(Dollars in thousands)	Six months ended June 30,
	2026	2025

Generate loan	$2,057	$—
Green Cloud Note	498	744
Galaxy loan	406	277
Equipment loan	123	138
Yorkville loan	390	—
Loan commitment asset write-off	979	—
Spring Lane financing cost	43	121
Finance lease	79	—
Other	73	—
July SPA additional loan	—	33
NYDIG equipment financing	—	719
Navitas term loan	—	2
Interest expense	$4,648	$2,034
Loss (gain) on Debt Extinguishment and Revaluation, net: For the six months ended June 30, 2026, we recognized a loss on extinguishment of debt of approximately $4.2 million. The loss on debt extinguishment related to the following items:
•With the Briscoe acquisition, Amendment No. 1 to the Generate Credit Agreement reduced the unfunded Tranche B loan commitment from $18.5 million to $6.0 million, and the unamortized deferred financing costs allocable to that reduction were written off. See Note 10 to the condensed consolidated financial statements.

The unamortized deferred financing costs of approximately $2.04 million associated with the $12.5 million reduction on the Tranche B Loan Commitment were written off upon execution of the amendment and are reflected as loss on extinguishment of debt in the condensed consolidated statements of operations for the three and six months ended June 30, 2026.

•Yorkville promissory note: We paid off the 1 year promissory note within 3 months, as such, we accelerated the deferred financing costs and discount associated with the note and recorded a loss on extinguishment of debt of approximately $2.0 million (pro-rata write-off of deferred financing costs of approximately $600 thousand, pro-rata write-off of the warrant discount of approximately $1.4 million, and the approximately $60 thousand redemption premium).

•Land Purchase Loan- On June 10, 2026, we repaid the Land Purchase loan in full of $1.075 million. Due to the extinguishment of debt, the Company recorded a loss on extinguishment of debt in relation to the acceleration of the discount being amortized of approximately $132 thousand.

For the six months ended June 30, 2025, we recognized a gain of approximately $551 thousand. The gain was in relation to the fulfillment of the Assignment and Assumption Agreement for the July Securities Purchase Agreement additional loan on March 14, 2025.
Fair value adjustment, net: For the six months ended June 30, 2026, we recognized a gain of approximately $246 thousand in fair value adjustments in relation to timing of the 2024 SEPA draws that were executed in the six months ended June 30, 2026 to when the shares were issued. We recognized a loss on fair value for the six months ended June 30, 2025 of approximately $118 thousand in relation to the timing of the draws and settlement of the 2024 SEPA.
Other financing expense: For the six months ended June 30, 2026, we incurred expenses of approximately$569 thousand, of which approximately $275 thousand related to the SEPA commitment and structuring fee with Yorkville for the 2026 SEPA entered into in March. In addition, we paid approximately $288 thousand in relation to SEC filing fees for Shelf registration and FINRA fees in the first and second quarter of 2026. For the six months ended June 30, 2025, we incurred approximately $456 thousand in relation to consent fees for the SEPA and ATM Agreement draws.
Loss on sale of fixed assets and deposit on equipment, net: For the six months ended June 30, 2026, we had a loss on sale of fixed assets and deposit on equipment of approximately $553 thousand related to a loss on deposit of equipment with a vendor for $500 thousand, in addition to cryptocurrency miners and software write-offs for the period.
Other income (expense), net: For the six months ended June 30, 2026, we had other income, net of approximately $1.6 million mainly related to a gain on settlement of transformers in the amount of approximately $1.4 million and amortization for the right-of-first refusal of approximately $135 thousand. For the six months ended June 30, 2025, we had other expense, net of approximately $286 thousand mainly in relation to a loss compensation cost associated with the Las Majadas wind farm of approximately $291 thousand, offset with immaterial other income.
Net loss attributable to non-controlling interest: We incurred a net loss attributable to non-controlling interest for the six months ended June 30, 2026 of approximately $2.4 million compared to net loss attributable to non-controlling interest for the six months ended June 30, 2025 of $196 thousand a change of approximately $2.2 million increase in net loss attributable to non-controlling interest. The increase in net loss attributable to non-controlling interest was mainly attributable to Project Kati 1 just starting energization in the first quarter of 2026 and had been energized by June 30, 2026, whereas no costs were associated for 2025. Also, for Project Kati 1, we wrote off the loan commitment asset, creating interest expense for the three months ended June 30 2026, which affected the net loss attributable to non-controlling interest. In addition, the Company acquired 100% membership interests of D1A and D1B in the second quarter of 2026, as such, saw declines compared to the non-controlling interest in prior quarters at those entities. These declines were offset by Project Dorothy 2 whereas in fiscal year 2026, there was site energization and generating revenue, whereas in the six months ended 2025, the project was just generating costs and minimal revenue as it was not yet fully energized.
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
EBITDA and Adjusted EBITDA
In addition to financial measures calculated in accordance with GAAP, we also use “EBITDA” and “Adjusted EBITDA.” “EBITDA” is defined as earnings before interest, taxes, and depreciation and amortization. “Adjusted EBITDA” is defined as EBITDA adjusted for stock-based compensation costs, loss/gain on sale of fixed assets, loss/gain on debt extinguishment, fair value adjustments, and other non-cash activity. Management believes that EBITDA and Adjusted EBITDA results in a performance measurement that represents a key indicator of our business operations of cryptocurrency mining, hosting customers engaged in cryptocurrency mining, demand service revenue, and high-performance computing services.
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

Reconciliations of EBITDA and Adjusted EBITDA to net loss, the most comparable GAAP financial metric, for historical periods are presented in the table below:

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net loss	$(22,624)	$(7,780)	$(40,526)	$(15,134)
Interest expense	3,167	1,196	4,648	2,034
Income tax benefit	(547)	(608)	(1,171)	(1,033)
Depreciation and amortization	5,732	3,989	10,335	7,867
EBITDA	(14,272)	(3,203)	(26,714)	(6,266)

Adjustments: Non-cash or Non-recurring items

Stock-based compensation costs	9,480	1,942	19,702	3,789
Loss on sale of fixed assets and deposit on equipment	585	22	553	22
Right of first refusal amortization gain	(45)	—	(135)	—
Accretion of asset retirement obligation	79	—	79	—
Gain on transformer settlement	(1,409)	—	(1,409)	—
SEPA commitment fee	—	—	250	—
Fair value adjustment (loss) gain	(246)	—	(246)	118
Impairment on fixed assets and intangibles	70	12	70	12
Loss (gain) on debt extinguishment and revaluation, net	4,197	—	4,197	(551)
Adjusted EBITDA	$(1,561)	$(1,227)	$(3,653)	$(2,876)
Adjusted EBITDA was at a loss of approximately $1.6 million and $1.2 million for the three months ended June 30, 2026 and June 30, 2025, respectively, and $3.7 million and $2.9 million for the six months ended June 30, 2026 and 2025, respectively. In each period, increased cash contribution from our operating sites was more than offset by growth in general and administrative expenses. Gross profit, exclusive of depreciation and stock-based compensation, increased approximately $1.3 million and $2.7 million for the three and six months ended June 30, 2026, respectively, reflecting new and expanded capacity across our Texas sites, principally the full-period operation of Project Dorothy 2, the commencement of hosting operations at Project Kati 1, and the acquisition of the Briscoe Wind Farm on April 1, 2026. These increases were partially offset by lower contribution at Project Dorothy 1B and Project Sophie, reflecting lower hashprice and the redeployment of capacity at Project Dorothy 1B from proprietary mining to hosting.
General and administrative expenses, exclusive of depreciation, amortization and stock-based compensation, increased approximately $2.4 million and $4.3 million for the three and six months ended June 30, 2026, respectively, driven by legal and consulting fees incurred in connection with the Briscoe Wind Farm acquisition, the negotiation of data center hosting agreements and project financing transactions, and by increases in salaries and benefits associated with incremental headcount and compensation adjustments.

The following table represents the Adjusted EBITDA activity between each three-month period from January 1, 2026 through June 30, 2026.

(Dollars in thousands)	Three months ended March 31, 2026	Three months ended June 30, 2026

Net loss	$(17,902)	$(22,624)
Interest expense	1,481	3,167
Income tax benefit	(624)	(547)
Depreciation and amortization	4,603	5,732
EBITDA	(12,442)	(14,272)

Adjustments: Non-cash or Non-recurring items

Stock-based compensation costs	10,222	9,480
(Gain) loss on sale of fixed assets and deposits on equipment	(32)	585
Right of first refusal amortization gain	(90)	(45)
Accretion of asset retirement obligation	—	79
SEPA commitment fee	250	—
Gain on transformer settlement	—	(1,409)
Fair value adjustment, net	—	(246)
Impairment on fixed assets and intangibles	—	70
Loss on debt extinguishment and revaluation, net	—	4,197
Adjusted EBITDA	$(2,092)	$(1,561)

The following table represents the Adjusted EBITDA activity between each three-month period from January 1, 2025 through December 31, 2025.

(Dollars in thousands)	Three months ended March 31, 2025	Three months ended June 30, 2025	Three months ended September 30, 2025	Three months ended December 31, 2025

Net loss	$(7,354)	$(7,780)	$(25,787)	$(16,070)
Interest expense	838	1,196	1,212	1,589
Income tax benefit	(425)	(608)	(666)	(617)
Depreciation and amortization	3,879	3,989	4,119	4,358
EBITDA	(3,062)	(3,203)	(21,122)	(10,740)

Adjustments: Non-cash items or Non-recurring items

Stock-based compensation costs	1,847	1,942	1,882	4,895
Loss on sale of fixed assets and credit on equipment deposits	—	22	780	349
Fair value on placement agent warrant and financing fees	—	—	146	—
Fair value adjustment, net	118	—	22,047	1,516
Impairment on fixed assets	—	12	—	—
Gain on debt extinguishment and revaluation, net	(551)	—	(10,107)	—
Adjusted EBITDA	$(1,648)	$(1,227)	$(6,374)	$(3,980)
Liquidity and Capital Resources
Several key indicators of our liquidity are summarized in the following table:

(Dollars in thousands)	Six Months Ended or as of June 30, 2026	Six Months Ended or as of June 30, 2025	Year Ended or as of December 31, 2025

Cash	$113,364	$9,878	$76,423
Restricted cash	17,925	5,275	12,420
Working capital (deficit)	69,177	(30,874)	42,938
Net loss	(40,526)	(15,134)	(56,991)
Net cash used in operating activities	(11,555)	(1,273)	(9,149)
Purchase of property, plant and equipment and deposits on equipment	(13,613)	(8,266)	(31,719)
As of June 30, 2026, we had a consolidated accumulated deficit of approximately $405.9 million and we had positive working capital of approximately $69.2 million. As of June 30, 2026, we had total debt outstanding of approximately $33.1 million as summarized further below in the Debt table, of which approximately $30.1 million is classified as current (see Note 10 for details on the balance sheet classification for Generate loan due to covenant probability). In addition, we had outstanding commitments related to Soluna Digital Inc. (“SDI”) of approximately $8.2 million in capital expenditures mainly related to Projects Kati 1 and Briscoe. In addition, due to CloudCo’s termination of the HPE Agreement on March 24, 2025, and HPE’s termination of the HPE Agreement on March 26, 2025, and the acceleration of the remaining unpaid amounts of the contract in accordance with Section 8(h)(ii) of the HPE Agreement, we have recognized a liability for the remainder of the HPE Agreement on the balance sheet of our subsidiary, CloudCo, of approximately $19.3 million. As of June 30, 2026, we had $113.4 million of cash available to fund our operations.

Our current liabilities as of June 30, 2026 include $23.1 million of borrowings, net of debt discount and issuance costs under the Amended Credit Agreement classified as current as a result of the covenant matters described in Note 10; Generate had not accelerated the obligations. Subsequent to June 30, 2026, on August 10, 2026, the Company prepaid in full the Tranche A-1 and Tranche A-3 Loans under the Amended Credit Agreement for an aggregate prepayment amount of approximately $19.1 million, inclusive of accrued and unpaid interest and the applicable prepayment premium, funded from cash on hand, including proceeds from sales under the ATM Agreement. As of a result of the prepayment of the A-1 and A-3 Tranche loans, approximately $13.5 million of borrowings, net of debt discount and issuance costs under the Amended Credit Agreement as of June 30, 2026 were paid off subsequent to quarter-end. This left approximately $9.6 million debt net of debt discount and issuance costs, remaining related to Tranche C.

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

In 2025 and 2026, we had the following capital raise activities:

•At the Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), as sales agent, pursuant to which we may offer and sell, from time to time, through Wainwright, up to $87.65 million. As of December 31, 2025, we had drawn approximately $34.2 million in net proceeds pursuant to the ATM Agreement. On March 9, 2026, the Company filed a shelf registration statement on Form S-3 which was subsequently declared effective, under which the Company may offer and sell shares of the Company’s common stock having an aggregate offering price up to $500 million from time to time through Wainwright. During the three and six months ended June 30, 2026, the Company sold 74,174,213 shares of common stock pursuant to the ATM Agreement for net proceeds of $113.5 million after deducting sales agent commissions and legal fees. Subsequent to June 30, 2026 and through the date of the issuance of these condensed financial statements, the Company has issued 18,769,096 shares of common stock pursuant to the ATM Agreement for net proceeds of approximately $23.6 million.
•2024 SEPA with YA II PN, LTD., a Cayman Islands exempt limited company (“YA”). In accordance with the terms of the 2024 SEPA, YA has agreed to purchase up to $25 million in aggregate gross purchase price of newly issued fully paid shares of our common stock from time to time subject to the limits and the conditions of the 2024 SEPA. As of December 31, 2025, approximately $6.2 million had been drawn on the 2024 SEPA. On March 24, 2026, the Company entered into the 2026 SEPA with YA. In accordance with the terms of the 2026 SEPA, YA has agreed to purchase up to an aggregate of $250.0 million of shares of common stock (the “2026 SEPA Shares”) from time to time subject to the limits and the conditions of the 2026 SEPA. For the three and six months ended June 30, 2026, 10,237,605 shares of common stock were issued to YA pursuant to the 2024 SEPA for aggregate net proceeds of approximately $18.9 million.
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

For the remainder of 2026, we plan to continue funding operations, including operating deficits, from operating cash flows and cash flow debt and equity financings, including the ATM Agreement, 2026 SEPA, additional borrowings, and others to be closed as needed consistent with management’s plans.

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

Operating Activities
Net cash used in operations was approximately $11.6 million during the six months ended June 30, 2026. The Company had a net loss for the six months ended June 30, 2026 of approximately $40.5 million. Non-cash items mainly included approximately $5.5 million of depreciation expense, $4.8 million of amortization expenses, $19.7 million of stock compensation expenses, and $4.2 million of loss on extinguishment of debt. The other non-cash items were not material. The change in asset and liabilities of $7.0 million mainly relates to increases in prepaid expenses and other current assets of $1.8 million in relation to prepaid utility expense for Project Kati 1, and timing of energy deposits, in addition to a decrease in accounts payable of $2.5 million related to payment of invoices, and a decrease in accrued expenses of $3.7 million mainly related to payment of legal and professional fees, and salary bonuses. The other changes in assets and liabilities were not material.
Net cash used by operations was approximately $1.3 million during the six months ended June 30, 2025. The Company had a net loss for the six months ended June 30, 2025 of approximately $15.1 million. Non-cash items included approximately $3.1 million of depreciation expense, and $4.7 million of amortization expenses, and $3.8 million of stock compensation expenses. These non-cash items were offset with a deferred tax benefit of $1.1 million and gain on extinguishment of debt of approximately $551 thousand. The change in asset and liabilities of $3.3 million mainly relates to decrease in other long-term assets of $1.6 million in relation to receipt of Briscoe deposit in January 2025 and $1.0 million in relation to increase in interest payable in relation to NYDIG loan and Galaxy loan. The other changes in assets and liabilities of approximately $700 thousand mainly related to increase in customers deposits and accounts payable related to timing and billing amounts of invoices, offset with payment made to HPE in January.

Investing Activities
Net cash used in investing activities during the six months ended June 30, 2026 was approximately $65.1 million consisting mainly of the Briscoe acquisition costs, net of cash acquired of approximately $51.4 million, capital expenditures of $9.5 million, which consist of additions to property, plant, and equipment mainly for Project Kati 1 offset with transfers from deposits on equipment, and $4.1 million deposit on equipment purchases.
Net cash used in investing activities during the six months ended June 30, 2025 was approximately $8.3 million consisting mainly of capital expenditures and deposits on equipment for D2.

Financing Activities

(Dollars in thousands)	Six Months Ended June 30,
	2026			2025
	Gross Proceeds	Reductions	Net Proceeds	Gross Proceeds	Reductions	Net Proceeds
ATM and SEPA	$136,170	$(3,777)	$132,393	$4,189	$(138)	$4,051
Debt issuance and principal payments/ debt financing costs	24,500	(18,026)	6,474	5,269	(3,275)	1,994
Contributions from non-controlling interest	10,918	—	10,918	11,852	—	11,852
Distributions to non-controlling interest	—	(5,705)	(5,705)	—	(3,575)	(3,575)
Proceeds from warrant exercises	2,553	—	2,553	—	—	—
Payment on Series B dividend	—	(2,058)	(2,058)	—	—	—
Payment on finance lease liability	—	(113)	(113)	—	—	—
Payment on cost to acquire stock	—	(131)	(131)	—	—	—
Purchase of membership interest of Dorothy 1A and Dorothy 1B	—	(25,266)	(25,266)	—	—	—
Net cash provided by financing activities	$174,141	$(55,076)	$119,065	$21,310	$(6,988)	$14,322
Net cash provided by financing activities was approximately $119.1 million for the six months ended June 30, 2026 consisting of net proceeds from the 2024 SEPA and ATM of approximately $132.4 million, proceeds from debt of approximately $24.5 million, related to the Yorkville promissory note of $12.0 million and Generate Tranche C loan of $12.5 million entered into the second quarter of 2026, in addition to contributions from SLC for non-controlling interest of Project Kati 1 of $10.9 million. The net cash provided by financing activities was offset mainly with payments on debt of approximately $18.0 million to the Green Cloud Note, Generate debt, Galaxy principal debt costs, and Yorkville promissory note, the purchase of membership interest of D1A and D1B of approximately $25.3 million, non-controlling membership distributions to SLC and Navitas of approximately $5.7 million, and payment of the Series B dividend of approximately $2.1 million.
Net cash provided by financing activities was approximately $14.3 million for the six months ended June 30, 2025 consisting mainly of $5.3 million of debt issuance proceeds, $4.1 million of net proceeds from 2024 SEPA draws and ATM Agreement settlements, and $11.9 million of contributions from non-controlling interest, offset with cash distributions to non-controlling interest members of approximately $3.6 million and payments on debt and deferred financing costs of approximately $3.3 million to the Green Cloud Note, CloudCo Additional Secured Loan, Navitas term loan, and for deferred financing costs.

Debt
The following balances are presented net of unamortized debt issuance costs of approximately $4.8 million and $2.9 million as of June 30, 2026 and December 31, 2025, respectively.

	June 30, 2026	December 31, 2025
(Dollars in thousands)
Generate loan	$23,145	$13,926
Green Cloud Note	6,014	7,473
Galaxy Loan	3,960	4,283
Equipment loan	—	1,075
Total Debt	$33,119	$26,757

Existing Debt[1] By Entity

$27.1m subsidiary debt (no Soluna Holdings guarantee);

$6.0m GreenCloud debt (with Soluna Holdings guarantee)

Soluna Holdings, Inc. (SLNH)
Soluna Wind Holdings, Inc. (SWH)
Soluna DV Wind SponsorCo, LLC3
Generate $9.6 million
Soluna Digital, Inc. (SDI)
Project Sophie Holdo
Project Sophie
Galaxy - $4.0 million
Dorothy 1A Borrower
Dorothy 2 Borrower3
Generate $13.5 million
Soluna Cloud (SCI)
Soluna AL CloudCo2
GreenCloud secured note - $6.0 million
SLNH Debt Guarantees
Subsidiary ONLY Debt Guarantees

(1). Amounts are presented net of $4.8 million in unamortized debt issuance costs.

(2) Soluna AL CloudCo has ceased operations and has no remaining assets.

(3) Soluna DV Services, LLC, Soluna KK Energy ServiceCo, LLC, and Soluna DV Wind SponsorCo are considered guarantors for the Generate credit facility.

Generate loan

On September 12, 2025, the Company caused its subsidiaries Soluna DVSL ComputeCo, LLC (“Dorothy 1A Borrower”), Soluna DVSL II ComputeCo, LLC (“Dorothy 2 Borrower”), and Soluna KK I ComputeCo, LLC (“Tranche B Borrower” and collectively with Dorothy 1A Borrower and Dorothy 2 Borrower, the “Borrowers”) to enter into a Credit and Guaranty Agreement (the “Credit Agreement”) with Generate Lending, LLC, as administrative agent and collateral agent (the “Agent”), and Generate Strategic Credit Master Fund I-A, L.P. (the “Lender”). The Credit Agreement provides for senior secured term loan commitments in an aggregate principal amount of up to $35.5 million, comprised of (i) Tranche A-1 ($5.5 million), (ii) Tranche A-3 ($11.5 million), and (iii) Tranche B ($18.5 million). In addition, the Credit Agreement permits the Borrowers to request one or more Additional Tranche Loan Commitments (as defined in the Credit Agreement), in the aggregate amount of up to $64.5 million, subject to the approval of the Lender and the Agent, for project-level financing of eligible projects. On April 1, 2026, in connection with the Briscoe Project Acquisition, the Company caused the Existing Borrowers and the Tranche C Borrower (collectively, the “Borrowers”) to enter into Consent and Amendment No. 1 to the Credit Agreement and Amendment No. 1 to the Pledge Agreement (the “Amendment”, and the Credit Agreement, as amended by the Amendment, the “Amended Credit Agreement”) with the Agent and the Lender. The Amendment became effective on April 1, 2026 (the “First Amendment Effective Date”). Among other changes, the Amendment: (i) adds the Tranche C Borrower as a new borrower and guarantor; (ii) establishes Tranche C loan commitments of $12.5 million to finance the Briscoe Project Acquisition and adjusts the Tranche B loan commitments to be changed from $18.5 million to $6.0 million ; (iii) adds the Briscoe Project Company as a guarantor following the acquisition; and (iv) includes the Briscoe Project as a new project under the Amended Credit Agreement. As of June 30, 2026, the Borrowers borrowed approximately $29.5 million under the Credit Agreement, comprised of Tranche A-1 loans, Tranche A-3 loans, and Tranche C loans. The Company can draw upon Tranche B from September 12, 2025 until October 31, 2026, subject to the conditions set forth in the Credit Agreement. The maturity date for the Tranche A, Tranche B, and Tranche C loans is the earlier of (i) payment of outstanding principal, interest, and fees and (ii) September 12, 2030. Additional Tranche Loan Commitments will have maturity dates as set forth in their respective amendments to the Credit Agreement. As of June 30, 2026, the outstanding principal balance is approximately $27.5 million. On August 7, 2026, the Borrowers entered into the Limited Waiver, Consent, and Amendment No. 3 to Credit Agreement with Generate Lending, LLC (the "August 2026 Amendment") under which the Debt Service Coverage Ratio and the Forward Contracted DSCR were not required to be calculated for the June 30, 2026 measurement date. As a result of the August 2026 Amendment, no default or event of default occurred or is continuing under the Amended Credit Agreement, and no cross-default or cross-acceleration provision under the Company's other financing arrangements was triggered. The August 2026 Amendment is limited to the June 30, 2026 measurement date; covenant testing resumes with the September 30, 2026 measurement date. The effectiveness of the August 2026 Amendment was conditioned upon the prepayment described below, which occurred on August 10, 2026. As of the date of these condensed consolidated financial statements, the Company is in compliance with all other covenants under the Amended Credit Agreement.

On August 10, 2026, subsequent to the balance sheet date, Soluna DVSL ComputeCo, LLC and Soluna DVSL II ComputeCo, LLC prepaid in full the Tranche A-1 Loans and Tranche A-3 Loans, respectively, in the aggregate total prepayment amount of approximately $19.1 million, inclusive of accrued and unpaid interest, the applicable prepayment premium of $3.9 million, $15.2 million of the outstanding principal balance and all other amounts then due under the Amended Credit Agreement. Following the prepayment, the Forward Contracted DSCR requirement no longer applies to these borrowers; the related pledges and security interests will not be released until the Debt Termination Date under the Amended Credit Agreement.
Because the Forward Contracted DSCR gives no credit to uncontracted revenues, the Company has concluded it is probable the Borrowers will not satisfy the covenant at measurement dates within the twelve months following June 30, 2026 absent additional contracted revenues or an amendment to the Amended Credit Agreement, and the August 2026 Amendment does not extend the Company's covenant relief for more than one year from the balance sheet date. Accordingly, the Company classified the entire $27.5 million of gross principal outstanding under the Amended Credit Agreement, net of related unamortized deferred financing costs and debt discount of $4.4 million, within the current portion of debt in the condensed consolidated balance sheet as of June 30, 2026. This includes the Tranche A-1 and Tranche A-3 Loans, which were prepaid in full in August 2026 as described above.

Galaxy Loan

On March 12, 2025, the SW Borrower, a Delaware limited liability company and subsidiary of SW Holdings, itself a subsidiary of SDI, a Nevada corporation and wholly owned subsidiary of the Company, entered into the Galaxy Loan Agreement with SW Holdings and Galaxy. The Galaxy Loan Agreement provides for a term loan facility in the principal amount of $5.0 million (the “Term Loan Facility”). The Term Loan Facility bears interest at a rate of 15.0% per annum, subject to an increase of 5.0% (for a total of 20.0%) in the event an Event of Default has occurred and is continuing. The Term Loan Facility matures on March 12, 2030 and includes scheduled payments over a five-year term. As of June 30, 2026, the outstanding principal balance is approximately $4.2 million as we were compliant with all Galaxy Loan debt covenants.

Green Cloud Note

On June 20, 2024, pursuant to the terms and subject to the conditions of a Note Purchase Agreement (the "June SPA") by and among (i) Soluna AL CloudCo, LLC, a Delaware limited liability company ("CloudCo") and indirect wholly owned subsidiary of the Company, (ii) Soluna Cloud, Inc., a Nevada corporation, indirect wholly owned subsidiary of the Company, and parent of CloudCo ("Soluna Cloud"), (iii) the Company and (iv) the accredited investor named therein (the "Investor"), CloudCo issued to the Investor a secured promissory note in a principal amount equal to $12.5 million (the “Green Cloud Note”). The Green Cloud Note accrues interest at a rate 9.0% per annum, subject to adjustment upon an event of default. The Green Cloud Note matures on June 20, 2027. In relation to the Green Cloud Note, as of June 30, 2026, the Company had an outstanding principal balance of approximately $6.2 million.

Equipment Loan
On May 16, 2024, the SL Borrowing – 1, LLC, an affiliate of the Company (the “SDI Borrower"), entered into a loan (the "Equipment Loan Agreement" and the "Loan") with Soluna2 SLC Fund II Project Holdco LLC (the "Lender"). The Equipment Loan Agreement provides for the SDI Borrower to borrow, from time to time, up to $4.0 million, as further amended on February 28, 2025, to be used to purchase necessary equipment for the progression of D2 and Project Kati. Any loans made under the Equipment Loan Agreement have a maturity date of May 16, 2027 and bear interest at a rate of 15% per annum. The Equipment Loan Agreement includes customary covenants for loans of this nature, as well as a multiple on invested capital provision ("MOIC"), which requires us to pay, in addition to principal and interest, an amount equal to the difference of (i) the greater of (a) the principal amount of the Loan being repaid plus all interest previously paid or simultaneously being paid to Lender in respect of such principal of the Loan, and (b) the principal amount of the Loan being repaid multiplied by three, minus (ii) the sum of the principal amount of the Loan being repaid plus all interest previously paid or simultaneously being paid to Lender in respect of such principal of the Loan. On October 1, 2025, the Borrower, and Soluna2 Kati Project Holdco LLC ("Kati Lender"), entered into a borrowing request of $1.1 million to cover the purchase of land to support construction of Project Kati Phase 2 under the terms of the Equipment Loan Agreement. For the land purchase, the MOIC payment was revised to replace 3.00x with 1.00x. The $1.1 million was paid in June 2026, and there is no outstanding balance as of June 30, 2026.

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
Statement Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Any statements contained in this Form 10-Q that are not statements of historical fact may be forward-looking statements. When we use the words “anticipate,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” “should,” “could,” “may,” “will” and similar words or phrases, we are identifying forward-looking statements. Such forward-looking statements include, but are not limited to, statements regarding:
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
•government regulations;
•the anticipated benefits and integration of the Briscoe Wind Farm acquisition that occurred on April 1, 2026;
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
As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2026, our disclosure controls and procedures were not effective at the reasonable assurance level due to the following material weakness:
Material Weakness in Internal Control and Plan for Remediation

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, management identified a material weakness in our internal control over financial reporting that remained open as of June 30, 2026 related to control activities over balance sheet classification and presentation. Specifically, errors were identified related to (i) the classification of current and long-term debt, (ii) a lease classification and valuation, and (iii) an overstatement in deposits on equipment and current liabilities.

Remediation:

Our Board of Directors and management take internal control over financial reporting and the integrity of our financial statements seriously. Management continues to work to improve its controls related to our material weakness. The remediation actions include: (i) enhancing design and documentation related to complex transactions and control activities, and (ii) developing robust review procedures to ensure the proper recording and reporting of the complex transactions. To achieve the timely implementation of the above, management has commenced the following action and will continue to assess additional opportunities for remediation on an ongoing basis:

•Implement more robust internal policies and procedures relating to balance sheet presentations, with a specific focus on establishing reliable controls over lease accounting to ensure the accuracy of financial reporting.

The material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Therefore, to remediate our existing material weakness, we require additional time to complete the implementation and testing of our remediation plans and demonstrate the effectiveness of our remediation efforts.

We cannot provide any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts. In addition, we continue to evaluate and work to improve our internal control over financial reporting related to the identified material weakness, and management may determine to take additional measures to address control deficiencies or determine to modify the remediation plan described above. We believe as of June 30, 2026, our condensed financial statements are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America.

(b) Changes in Internal Control Over Financial Reporting
Other than the remediation efforts that are in process, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
At any point in time, we may be involved in various lawsuits or other legal proceedings. Such lawsuits could arise from the sale of products or services or from other matters relating to our regular business activities, compliance with various governmental regulations and requirements, or other transactions or circumstances.
Item 1A. Risk Factors
Part II, Item 1A (Risk Factors) of our most recently filed Annual Report on Form 10-K with the SEC, filed on March 30, 2026, sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition and operating results. There have been no material changes to our risk factors disclosed in our most recently filed Annual Report on Form 10-K, except for the items discussed below. Those risk factors continue to be relevant to an understanding of our business, financial condition and operating results, however, and, accordingly, you should review and consider such risk factors in making any investment decision with respect to our securities.
We have concluded that non-compliance with the forward-looking financial covenant under our project-level credit facility is probable at upcoming measurement dates, and the relief we have obtained is limited and temporary.

Soluna DVSL ComputeCo, LLC, Soluna DVSL II ComputeCo, LLC, Soluna KK I ComputeCo, LLC, and, following the Briscoe Project Acquisition, the Tranche C Borrower (collectively, the “Borrowers”) are parties to a Credit and Guaranty Agreement with Generate Lending, LLC, as administrative and collateral agent, and Generate Strategic Credit Master Fund I-A, L.P., as lender (as amended, the “Amended Credit Agreement”), which requires the Borrowers to maintain (i) a minimum trailing Debt Service Coverage Ratio of 1.60:1.00 and (ii) a minimum Forward Contracted DSCR of 1.20:1.00. The Forward Contracted DSCR gives credit only to revenue under executed customer contracts; merchant revenue and other revenue we anticipate but have not yet contracted — including revenue we may reasonably expect from prospective or pipeline customers — is assigned no value in the calculation. Because of this design, we concluded that it is probable the Borrowers will fail to satisfy the Forward Contracted DSCR at one or more measurement dates during the twelve months following June 30, 2026, absent new customer contracts or a further amendment to the Amended Credit Agreement.

On August 7, 2026, the Borrowers entered into a limited waiver, consent and amendment (the “August 2026 Amendment”) under which the DSCR and Forward Contracted DSCR were not required to be calculated for the June 30, 2026 measurement date. This relief is narrow: it applies only to that single test date, does not extend for more than one year from the balance sheet date, and covenant testing resumes at the September 30, 2026 measurement date. The effectiveness of the August 2026 Amendment was conditioned on our prepaying in full the Tranche A-1 and Tranche A-3 Loans, which we did on August 10, 2026 for an aggregate amount of approximately $19.1 million, including a $3.9 million prepayment premium. Following that prepayment, the Forward Contracted DSCR no longer applies to the Dorothy 1A and Dorothy 2 borrowers. However, the Forward Contracted DSCR continues to apply to the Tranche C Loan, which financed our April 1, 2026 acquisition of the Briscoe Wind Farm and had approximately $9.6 million outstanding, net of debt discount and issuance costs, immediately following the prepayment.

A failure to satisfy the Forward Contracted DSCR that is not remedied within five days constitutes an event of default under the Amended Credit Agreement. Following an uncured event of default, the lender may declare all outstanding principal and accrued interest immediately due and payable and exercise other remedies, including foreclosing on the first-priority liens securing the facility. Such a default could also trigger cross-default provisions under our other financing arrangements. We can provide no assurance that we will obtain sufficient new contracted revenue before the September 30, 2026 measurement date, that our lender will grant a further waiver, or that we will be able to negotiate an amendment on acceptable terms or at all. Because we concluded that future compliance was not probable, we classified the entire $27.5 million of gross principal outstanding under the Amended Credit Agreement as a current liability on our condensed consolidated balance sheet as of June 30, 2026, which may affect how investors, analysts and counterparties assess our financial condition and liquidity.

Our acquisition of the Briscoe Wind Farm has introduced a new merchant power generation business that exposes us to operating and market risks that are not present in, and are not addressed by the risk factors applicable to, our historical Bitcoin mining and data center hosting businesses.

On April 1, 2026, we acquired 100% of the membership interests in Briscoe Wind Farm, LLC, an approximately 150 MW, 81-turbine wind generation facility located in Briscoe and Floyd Counties, Texas, which exposes us to the following risks:

•Wholesale power price and curtailment risk. Briscoe sells power into the wholesale market at its nodal settlement point and, for a portion of output, under a Power Purchase Agreement with Golden Spread Electric Cooperative, Inc. The balance of Briscoe’s output is exposed to merchant ERCOT prices, which are volatile and can be negative. Briscoe has experienced negative nodal pricing as a result of severe congestion on transmission lines within the ERCOT West Hub region, meaning that at times we may be required to pay to deliver power rather than being paid for it, or may curtail generation, either of which would reduce Wind Energy Generation revenue.
•Wind resource variability. Revenue from this business depends on wind conditions at a single site. Wind resource varies seasonally and from year to year in ways that are difficult to predict, and periods of below-average wind would reduce generation and revenue with no offsetting contractual protection.
•Turbine operations and maintenance cost volatility. At closing, 10 of the facility’s 81 turbines were not operating, and we initiated gearbox and main bearing repairs that continued into the third quarter of 2026. We recognized approximately $1.5 million of scheduled and unscheduled turbine and facility maintenance costs during the period, and operations and maintenance costs at Briscoe may vary significantly and unpredictably from period to period, including as a result of unplanned equipment failures.
•Single-asset operational concentration. Unlike our data center portfolio, which is diversified across multiple sites, our wind energy generation business is concentrated entirely in the Briscoe facility. Any operational disruption, casualty loss, transmission outage, adverse weather event, or unfavorable regulatory development affecting that single facility would affect the entirety of this revenue stream, with no diversification across other generating assets to offset it.
•Decommissioning obligations. We are contractually obligated to remove the wind energy facility and restore the leased sites upon expiration of the underlying land leases. We recorded an asset retirement obligation of approximately $3.6 million at acquisition (approximately $3.7 million as of June 30, 2026, after accretion), representing management’s current estimate of future removal and restoration costs based on an independent decommissioning study. Actual decommissioning costs may differ materially from this estimate as a result of changes in regulation, engineering or technology, permitting requirements, inflation, or other factors, and could be higher than currently estimated.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements
During the fiscal quarter ended June 30, 2026, none of our officers or directors, as those terms are defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.
2026 Annual Meeting of Stockholders
On August 11, 2026, our Board of Directors determined that our 2026 Annual Meeting of Stockholders (the “2026 Annual Meeting”) will be held on Friday, October 16, 2026 and that the record date for the determination of stockholders of the Company entitled to receive notice of and to vote at the 2026 Annual Meeting shall be the close of business on August 21, 2026. The time and location of the 2026 Annual Meeting will be as set forth in the Company’s definitive proxy statement for the 2026 Annual Meeting to be filed with the SEC.

Due to the fact that the date of the 2026 Annual Meeting has been changed by more than 30 days from the anniversary date of the 2025 Annual Meeting of Stockholders, the Company is providing the due date for submission of any qualified stockholder proposal or qualified stockholder nominations.

Stockholders of the Company who wish to have a proposal considered for inclusion in the Company’s proxy materials for the 2026 Annual Meeting pursuant to Rule 14a-8 under the Exchange Act must ensure that such proposal is received by the Company’s Secretary at 325 Washington Avenue Extension, Albany, New York 12205, on or before the close of business on August 23, 2026 which the Company has determined to be a reasonable time before it expects to begin to print and send its proxy materials in accordance with Rule 14a-5(f) and Rule 14a-8(e) under the Exchange Act. Any such proposal must also meet the requirements set forth in the rules and regulations of the SEC in order to be eligible for inclusion in the proxy materials for the 2026 Annual Meeting.

In addition, to comply with the universal proxy rules, stockholders who intend to solicit proxies in support of director nominees other than our nominees must provide notice that sets forth the information required by Rule 14a-19 under the Exchange Act by August 23, 2026.

Limited Waiver, Consent, and Amendment No. 3 to Credit Agreement

On August 7, 2026, the Borrowers and the Administrative Agent, on behalf of the lenders, entered into a Limited Waiver, Consent, and Amendment No. 3 to the Credit Agreement ("Amendment No. 3"). Amendment No. 3 amended the financial covenants in the Credit Agreement to provide that neither the Debt Service Coverage Ratio nor the Forward Contracted DSCR was required to be tested for the June 30, 2026 measurement date. The effectiveness of Amendment No. 3 was conditioned upon the prepayment in full of the Tranche A-1 and Tranche A-3 Loans described below, which occurred on August 10, 2026. Amendment No. 3 also waived certain administrative matters, including the timing of delivery of the April 2026 monthly operating statement, the timing of funding of the maintenance reserve account and the timing of termination of certain legacy bank accounts, and extended the deadline to satisfy certain real estate post-closing obligations relating to the Briscoe Wind Farm to October 15, 2026. As a result of Amendment No. 3 and the prepayment, no default or event of default has occurred or is continuing under the Amended Credit Agreement, and no cross-default or cross-acceleration provision under the Company's other financing arrangements has been triggered.

As amended, the Credit Agreement requires (i) a Debt Service Coverage Ratio of not less than 1.60:1.00, measured quarterly with respect to completed projects in the aggregate, excluding the Dorothy 1A and Dorothy 2 projects following the prepayment, with the Briscoe project first subject to testing on the quarterly measurement date of September 30, 2026; and (ii) a Forward Contracted DSCR of not less than 1.20:1.00, measured quarterly, from which the Briscoe project is excluded and, following the prepayment, the Dorothy 1A and Dorothy 2 projects are also excluded. Notwithstanding the prepayment, the Dorothy 1A Borrower and the Dorothy 2 Borrower remain parties to the Credit Agreement, and the pledges and security interests granted with respect to those borrowers will not be released until the termination of the Credit Agreement.

Item 6. Exhibits

Exhibit No.	Description
3.1
Certificate, Amendment, or Withdrawal of Designation, relating to the Series B Convertible Preferred Stock, filed with the Secretary of State of Nevada on June 23, 2026 (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on June 25, 2026)

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
10.1 **^
Membership Interest Purchase Agreement, dated April 1, 2026, by and among Soluna DV Wind SponsorCo, LLC, Briscoe Wind Project Holdings I, LLC, JPM Capital Corporation and Morgan Stanley Wind LLC (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 3, 2026)

10.2 **^
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

10.5
Securities Purchase Agreement, dated April 15, 2026, by and between the Company and YA II PN, LTD (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 17, 2026)

10.6	Guaranty made by Soluna Wind Holding, Inc. in favor of YA II PN, LTD., dated April 15, 2026 (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 17, 2026)
10.7
Membership Interests Purchase Agreement, dated May 19, 2026, by and among Soluna Digital, Inc., Navitas West Texas Investments SPV, LLC, Navitas Advisors, LLC, and Soluna DV Computeco, LLC (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on May 20, 2026)

10.8
Limited Liability Company Agreement, dated June 3, 2026, between Soluna HPC KK II HoldCo, LLC and DC Kati Venture LLC (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on June 9, 2026)

10.9	Limited Waiver, Consent, and Amendment No. 3 to Credit Agreement between Soluna and Generate Lending, LLC, dated August 6, 2026
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
All other exhibits for which no other filing information is given are filed herewith.
* Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in eXtensible Business Reporting Language (XBRL) and tagged as blocks of text and including detailed tags: (i) Condensed Consolidated Balance Sheets at June 30, 2026 and December 31, 2025; (ii) Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2026 and 2025; (iii) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2026 and 2025; and (iv) related notes.
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

Soluna Holdings, Inc.

Date August 13, 2026	By:	/s/ John Belizaire
John Belizaire Chief Executive Officer

	By:	/s/ Michael Picchi
Michael Picchi Chief Financial Officer